Form 10-Q
period 1997-03-31
BANDO MCGLOCKLIN CAPITAL CORP
filed 1997-05-15
CIK 723209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997

                                       or

   [  ] Transition Report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from ____ to ____


                        Commission file number:  811-3787

                      BANDO McGLOCKLIN CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)


                  Wisconsin                           39-1364345
       (State or other jurisdiction of     (I.R.S. Employer Identification
               incorporation)                            No.)

            W239 N1700 Busse Road
                P.O. Box 190                          53072-0190
             Pewaukee, Wisconsin                      (Zip Code)
       (Address of principal executive
                  offices)


       Registrant's telephone number, including area code:  (414) 523-4300


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X      No   ___

    On May 14, 1997 there was 3,677,662 shares outstanding of the Registrant's common stock, 6 2/3 cents par value.

                      BANDO McGLOCKLIN CAPITAL CORPORATION

                                 FORM 10-Q INDEX

   PART 1.   FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Consolidated Balance Sheet as of March 31, 1997 and
             December 31, 1996 . . . . . . . . . . . . . . . . . . . . .  3-4

             Consolidated Statement of Operations - For the Three
             Months Ended March 31, 1997 and 1996  . . . . . . . . . . . .  5

             Consolidated Statement of Cash Flows - For the Three
             Months Ended March 31, 1997 and 1996  . . . . . . . . . . .  6-7

             Notes to the Consolidated Financial Statements  . . . . . . 8-21

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . .  22-24


   PART II.  OTHER INFORMATION

   Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 25

   Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . 25

   Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . 25

   Item 4.   Submission of Matters to a Vote of Security Holders . . . . . 25

   Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . 25

   Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . 25

             Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . 26

             Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . 27

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                         March 31, 1997  December 31, 1996
                                          (Unaudited)      (Unaudited)

    ASSETS

    Loans                             $105,424,218        $69,468,291

    Loan-backed certificates             1,497,499          1,988,056

    Land                                   295,002            369,577

    Less: reserve for loan losses         (450,000)          (450,000)

    Less: retained loan discount          (706,652)        (1,482,657)
                                       -----------        -----------
       Investments                     106,060,067         69,893,267



    Excess servicing asset                 710,499          1,555,231

    Short-term securities                  525,000                -

    Investment in swap contracts at
    market value                           311,201            444,257

    Accounts receivable (net of
    allowance of $12,162 and $16,245,
    respectively)                        1,246,418          1,176,025

    Inventory                            1,657,287          1,827,170

    Interest receivable                  1,086,266          1,348,860

    Cash                                   549,663          1,337,556

    Fixed assets (net of accumulated
    depreciation of $578,910 and
    $541,791, respectively)              1,575,205          1,419,930

    Other assets                         1,129,527            727,001
                                      ------------        -----------
       Total Assets                   $114,851,133        $79,729,297
                                      ============        ===========

                                        March 31, 1997   December 31, 1996
                                         (Unaudited)        (Unaudited)

    LIABILITIES, MINORITY INTEREST,
    PREFERRED STOCK AND SHAREHOLDERS'
    EQUITY

    Commercial Paper                   $20,043,397        $21,768,394

    Notes payable to banks               7,500,000          9,700,000
                                       -----------        -----------
       Short-term borrowings            27,543,397         31,468,394

    State of Wisconsin Investment
    Board note payable                   6,500,000          6,666,667

    Loan participations with            42,754,216          5,348,619
    repurchase options

    Accounts payable                       618,961            565,803

    Other notes payable                     26,967             29,469

    Other liabilities                    3,471,065          2,286,050
                                        ----------         ----------
       Total Liabilities                80,914,606         46,365,002
                                        ----------         ----------

    Minority interest in subsidiaries      770,677            598,211

    Preferred stock, 1 cent par         16,908,025         16,908,025
    value, 3,000,000
       shares authorized, 674,791
       shares issued and outstanding
       after deducting 15,209 shares
       in treasury

    Common Stock and Other
    Shareholders' Equity

    Common Stock, 6 2/3 cents par          265,035            263,716
    value,
       3,000,000 shares authorized,
       3,975,540  and 3,955,744
       shares issued and outstanding,
       before deducting shares in
       treasury, respectively

       Additional paid-in capital       19,625,680         19,498,326

       Retained earnings/(deficit)         103,154           (641,370)


    Treasury stock, at cost (303,648
    and 266,650 shares, respectively)   (3,736,044)        (3,262,613)
                                        -----------        -----------

    Total Common Stock and Other        16,257,825         15,858,059
    Shareholders' Equity                ----------         ----------

    Total Liabilities, Minority       $114,851,133        $79,729,297
    Interest, Preferred               ============        ===========
      Stock, Common Stock and Other
      Shareholders' Equity

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                               Three Months Ended

                                          March 31,1997    March 31,1996
                                          (Unaudited)      (Unaudited)

    Revenues:

       Interest on loans                    $2,432,587       $1,974,713

       Net sales of manufacturing            3,029,640          271,927
         subsidiaries

       Interest on short-term                   13,276           15,850
         securities

       Premium (expense) income                (68,727)           5,678

       Other income                             35,638           85,227
                                             ---------        ---------
           Total Revenues                    5,442,414        2,353,395
                                             ---------        ---------
    Expenses:

       Interest expense                      1,264,316          702,731

       Cost of goods sold of                 1,637,134          217,269
         manufacturing subsidiaries

       Salaries and employee benefits          466,439          326,974

       Change in appreciation on               133,056           25,067
         investment swaps

       Realized losses                             -             16,066

       Other operating expenses                792,406          356,968
                                             ---------        ---------
          Total Expenses                     4,293,351        1,645,075
                                             ---------        ---------
    Net operating income before              1,149,063          708,320
      income taxes and                       ---------        ---------
      minority interest

    Provision for income taxes                (232,073)             -

    Minority interest in earnings of          (172,466)             -
    subsidiaries                              ---------       ---------

    Net Income                                $744,524         $708,320
                                             =========       ==========
    Net Income Per Common Share                  $0.20            $0.19

    Weighted Average Shares                  3,717,625        3,792,735
    Outstanding

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                             Three Months Ended

                                         March 31, 1997   March 31, 1996
                                         (Unaudited)       (Unaudited)

    Cash Flows from Operating
    Activities

       Net income                         $744,524         $708,320

       Loans made                      (13,274,823)     (11,230,700)

       Principal collected on loans     10,197,537        3,904,574

       Loans sold                             -          12,004,722

       Premium expense (income) - net       68,727           (5,678)

       Loans purchased                 (32,388,084)            -

    Change in minority interest in         172,466             -
    subsidiaries

    Other adjustments to reconcile
    net income to net cash (used)
    provided by operating activities:

          Change in appreciation on        133,056           25,067
          investment swaps

                                            24,320           19,971
          Amortization

          Depreciation                      37,119           20,093

    Increase (decrease) in cash due
    to changes in:

          Accounts receivable              (70,393)         (61,539)

          Inventory                        169,883           18,115

          Interest receivable              262,594         (620,796)

          Other assets                    (426,846)        (250,446)

          Accounts payable                  53,158          157,631

          Other liabilities              1,185,015          (54,220)
                                         ---------        ---------

    Net Cash (Used) Provided by
    Operations                         (33,111,747)       4,635,114
                                       -----------        ---------
    Cash Flows from Investing Activities:

          Purchase of fixed assets        (192,394)         (40,658)

          Land sold                         74,575          149,150

          Purchase of short-term          (525,000)            -
          securities

          Proceeds from maturity of
          securities                           -          1,063,778
                                         ----------     -----------
    Net Cash (Used) Provided by           (642,819)       1,172,270
    Investing Activities                 ----------     -----------

    Cash Flows from Financing
    Activities:

    (Decrease) increase in short-term  ($3,924,997)     $1,051,963
    borrowings

    Proceeds from loan participations   37,405,597       2,096,644
    with repurchase options - net

       Repayment of SWIB note             (166,667)     (6,500,000)

    Decrease in other notes payable
                                            (2,502)           -

       Dividends paid                          -          (915,551)

    Proceeds from exercise of
    stock options                          128,673            -

       Repurchase of common stock         (473,431)      (1,313,250)
                                        ----------       ----------
    Net Cash Provided (Used) in
    Financing Activities                32,966,673       (5,580,194)
                                        ----------       ----------
    Net (decrease) increase in cash       (787,893)         227,190

    Cash, beginning of period            1,337,556        1,008,847
                                        ----------       ----------
    Cash, end of period                   $549,663       $1,236,037
                                        ==========       ==========

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


   NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   NATURE OF BUSINESS - Bando McGlocklin Capital Corporation (the "Company"), was incorporated in February 1980 and provides long-term secured loans to finance the growth, expansion and modernization of small businesses.

   On March 26, 1993, the Company completed the formation of a holding company structure by transferring substantially all of its assets and liabilities to Bando McGlocklin Small Business Lending Corporation ("BMSBLC"), a wholly owned subsidiary of the Company. At the close of the day on December 31, 1996, BMSLBC surrendered its Small Business Administration ("SBA") license. BMSBLC will continue to provide secured loans to small business concerns. Prior to January 1, 1997, BMSBLC was known as Bando McGlocklin Small Business Investment Corporation.

   On May 5, 1993, the Company formed Bando McGlocklin Investment Company ("BMIC"), a subsidiary of the Company. In May 1993, a partially developed real estate parcel was transferred to BMIC. In December 1996 one percent of the economic interest in BMIC was sold to an unrelated third party.
   In January 1997, this one percent interest was sold to an officer of the Company and was given 100% of the voting stock of BMIC by the Company. In 1997, BMSBLC contributed it's ownership interest in Lee Middleton Original Dolls, Inc. ("Middleton Doll") and License Products, Inc. ("License Products"), both 51% owned subsidiaries engaged in the manufacturing business to BMIC. The consolidated accounts of the Company reflect the consolidated financial position and results of operations of BMIC, Middleton Doll and License Products.

   Prior to January 2, 1997, the Company and BMSBLC were registered as investment companies under the Investment Company Act of 1940 ("1940 Act"). Effective January 2, 1997, the Company and BMSBLC deregistered as investment companies under the 1940 Act. The Company continues to operate as a registrant under the Securities Act of 1933, but now reports under the Securities Exchange Act of 1934 ("1934 Act"). The financial position as of December 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 have been restated as if the Company had always reported under the 1934 Act. Under the 1940 Act, the investments in BMIC, Middleton Doll and License Products were accounted for as common stock investments and stated at "fair value" as determined in good faith by the Board of Directors. Under the 1934 Act, these three subsidiaries are consolidated.

   During 1996 the Company changed its year-end from June 30 to December 31.

   In 1997, the Company intends to capitalize a bank holding company and then spin-off the bank holding company in a common share distribution to Company shareholders.

   BASIS OF PRESENTATION - These financial statements are prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the other information and disclosures required by generally accepted accounting principles.

   The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

   PRINCIPLES OF CONSOLIDATION - The consolidated financial statements as of March 31, 1997 and December 31, 1996 and for the period ended March 31, 1997 include the accounts of the Company, BMSBLC, BMIC, Middleton Doll and License Products. During the three months ended March 31, 1996, the Company owned only 49% of Middleton Doll and as a result during this period the investment is accounted for on the equity method and is not consolidated. Management previously expressed an intention to dispose of BMCC's investment in Middleton Doll and License Products. Management now intends to retain these investments. All significant intercompany accounts and transactions have been eliminated in consolidation.

   TREASURY STOCK - Preferred stock has been reduced by the cost of shares acquired for treasury. The common treasury stock is shown as a reduction in shareholders' equity at cost.

   INVESTMENT VALUATION -Short-term securities and the Company's investment swap contracts are valued at current market value. Loans and loan-backed certificates are stated at unpaid principal balance unless loss reserves are considered necessary. Land owned is stated at the lower of cost or net realizable value.

   When a portion of a loan is sold, the basis of the retained portion of the loan is discounted by the differential between the face amount of the sold portion of the loan and the relative market value of the sold portion of the loan. This difference is referred to as the retained loan discount. The relative market value is determined by the expected cash flows discounted with assumptions made on prepayments and rate of return. At the time of sale, premium income is reduced by the retained loan discount. The retained loan discount is amortized over the life of the underlying loan. When a loan is prepaid, the remaining retained loan discount is recognized as an increase to interest income. When a loan is sold, the remaining retained loan discount is included as a reduction to the basis of the underlying loan.

   EXCESS SERVICING ASSET - The excess servicing asset represents the unamortized balance of the present valued cash flows of the interest rate differential resulting from the sale of a loan with servicing rights retained. For transactions entered into prior to January 1, 1997, the interest rate differential is the difference between the interest rate on the underlying loan and the interest rate paid to the purchaser on the sold portion after considering normal servicing fees and transaction fees. This amount is amortized over the life of the underlying loan, subject to periodic review of prepayment speeds.

   INTEREST RATE SWAP AGREEMENTS - The Company enters into interest rate swap agreements as a means of managing its interest rate exposure. The differential to be paid or received on all interest rate swap agreements is accrued as interest rates change and is recognized over the life of the agreements. Those agreements which are considered to be investments are accounted for at market value in the financial statements.

   ACCOUNTS RECEIVABLE - Accounts receivable represents sales on credit made by Middleton Doll and License Products, net of an allowance for doubtful accounts.

   INVENTORY - Inventories of Middleton Doll and License Products are valued at the lower of cost or market. Middleton Doll and License Products utilize the average cost method to determine cost.

   FIXED ASSETS - Fixed assets primarily represent manufacturing property, plant and equipment of Middleton Doll and License Products. Fixed assets are stated at cost and are depreciated using the straight-line method for financial statement purposes and accelerated methods for income tax purposes.

   RECOGNITION OF INTEREST INCOME - Interest income is recorded on the accrual basis to the extent that management anticipates that such amounts will be collected. In all other cases, no entry is made to accrue interest, but the unpaid interest is monitored, and interest is recorded upon receipt.

   PREMIUM (EXPENSE) INCOME - Premium (expense) income represents the differential at the time a portion of a loan is sold between the present valued excess servicing income on the sold portion and the retained loan discount, and subsequent to sale, amortization of the retained loan discount and excess servicing asset.

   INCOME TAXES - The Company intends to qualify as a real estate investment trust ("REIT") under the Code. Under REIT status, the Company, together with its qualified REIT subsidiary (BMSBLC), will generally not be subject to income tax on that portion of its taxable income which is distributed to shareholders. The Company must also meet certain other annual income and quarterly asset diversification tests.

   For the non-qualified REIT subsidiaries of the Company, taxes are provided using the liability approach which generally requires that deferred income taxes be recognized when assets and liabilities have different values for financial statement and tax reporting purposes.

   During the year ended June 30, 1995, the Company made payments to modify the terms of certain investment swap contracts which resulted in a $2,031,928 realized loss for financial statement purposes. For tax purposes, the realized loss will be amortized through 1997. As a result, ordinary taxable income was reduced by $88,057 and $206,456 for the three months ended March 31, 1997 and 1996 respectively. During the year ending December 31, 1997, ordinary taxable income will be reduced by $223,911.

   NOTE 2 - LOANS

   The Company's exposure to loss in the event of nonperformance by the borrower is represented by the outstanding principal amount of the loans. Substantially all loans are fully secured by first or second mortgages on owner-occupied real estate. Approximately 95% of the Company's loan portfolio at March 31, 1997 is comprised of loans to borrowers located within the State of Wisconsin.

   The Company routinely monitors its loan portfolio for evidence of loan impairment. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Historically impairment has not been an indicator of loss. As of March 31, 1997 and December 31, 1996 loans with balances aggregating $1,176,737 and $1,022,434, respectively, were considered impaired. In determining the need for a loss reserve on the impaired loans, management looks to the underlying collateral. A loss reserve is established if the estimated value of the underlying collateral is insufficient to cover the impaired loan. At March 31, 1997, a loss reserve of $450,000 was recorded on impaired loans totaling $1,176,737. At December 31, 1996, a loss reserve of $450,000 was recorded on impaired loans totaling $1,022,434. The accrued interest on the impaired loans totals $58,493 at March 31, 1997 and is considered fully collectible.

   The Company's loan portfolio consists primarily of variable-rate loans with terms of five to fifteen years. The Company writes interest rate caps for terms not exceeding five years on certain variable rate loans to meet the financing needs of its borrowers. Interest rate caps written by the Company enable borrowers to modify or reduce their interest rate risk. The Company is exposed to interest rate risk to the extent that its cost of funds exceeds the interest rate caps. Interest rate caps do not represent exposure to credit loss for the Company in that they do not affect the outstanding principal amounts of the loans.

   The Company has made loans which have outstanding balances at March 31, 1997 of $4,465,253 to Bando McGlocklin Real Estate Investment Corporation, a related party. The Company has a loan outstanding in the amount of $1,533,664 as of March 31, 1997 to the contractor that built an office building for Bando McGlocklin Real Estate Investment Corporation from which the Company leases space.
   At March 31, 1997, the Company had loans outstanding to its largest borrower totalling $12,812,897. Undisbursed construction loan commitments and lines of credit totaled $6,508,366 at March 31, 1997.

   NOTE 3 - LOANS SOLD

   Since 1994, the Company has sold loans to third parties. The following table summarizes the sales and the outstanding balance of loans sold.


       Principal                       Principal
       Balance Sold      Percentage    Balance Sold at     Recourse
       at Date of Sale   Sold          March 31, 1997      Provision

      During the six months ended December 31, 1996:

        $550,000           58%          $544,900           None

          97,795           75%           196,977           None

        $647,795                        $741,877

      During the year ended June 30, 1996:

      $1,671,644           68%-       $1,589,263           None

                           85%

       1,757,275          100%         1,723,027           None

      $3,428,919                      $3,312,290

     During the year ended June 30, 1995:

     $13,222,580           85%        $9,189,813           100%

       2,837,677           75%-        1,929,486           None

                           80%

       1,455,000           75%        ---                  None

       1,605,175          100%        ---                  None

     $19,120,432                     $11,119,299

     During the year ended June 30, 1994:

     $10,397,410           75%        $2,995,085           None


   During the three months ended March 31, 1997, the Company repurchased certain loans which had been sold to third parties, at unpaid principal balances totalling $32,388,084. As a result of these transactions, the excess servicing asset and retained loan discount related to the original sale were reduced $642,319 and $615,763, respectively. Premium expense of $26,556 was also recognized due to these transactions.

   The Company also sells loans with the option to repurchase them at a later date. As of March 31, 1997, the balance of loan participations with repurchase options was $42,754,216. During the three months ended March 31, 1997, the Company resold, with an option to repurchase, the loans referred to in the preceding paragraph at unpaid principal balances totalling $32,388,084. These sales have been accounted for as secured financings.

   For the loans sold with no recourse, the Company is susceptible to loss on the loans up to the percentage of the retained interest to the extent the underlying collateral is insufficient in the event of nonperformance by the borrower. The Company's retained interest is subordinated to the portion sold. For the loans sold with full recourse, the Company is susceptible to loss equal to the total principal balance of the loan to the extent the underlying collateral is insufficient in the event of
   nonperformance.   No associated loss reserve has been established as of
   March 31, 1997 for loans which have been sold.

   Under the terms of the agreements, the Company retains servicing rights for the entire loan. (See Note 5.) As servicer and provider of recourse, certain agreements require the Company to comply with various covenants, including the maintenance of net worth. As of March 31, 1997, the Company was in compliance with these covenants.


   NOTE 4 - LOAN BACKED CERTIFICATES

   During the years ended June 30, 1996 and June 30, 1995, the Company sold loans to a trust, which issued two classes of certificates as noted in the table below:


    Principal                                                  A Certificate
    Balance       A Certificate                 B Certificate  Balance at
    Sold at Date  Sold to        A Certificate  Sold to        March 31,
    of Sale       Third Party    Interest Rate  Company        1997

    For year ended June 30, 1996:

    $8,666,538    $7,453,223      6.938% (1)    $1,213,315     $5,959,464


    For year ended June 30, 1995:

    $6,540,358    $5,246,160       8.00% (2)    $1,294,198     $2,138,097


    (1) The interest rate will be reset monthly based upon the 30 day London Interbank Offered Rate (LIBOR) plus one and one-half percent.

    (2) The interest rate will be reset every three years based upon the three-year U.S. Treasury Bond yield plus one and one-half percent.

   The B Certificates purchased by the Company are subordinated to the A Certificates. The B Certificates receive all excess interest after expenses. The Company has risk equal to the B Certificates' principal balances to the extent the underlying collateral is insufficient in the event of nonperformance by the borrowers. At March 31, 1997, no associated loss reserve has been established. Under the terms of the Pooling and Servicing Agreements the Company retains servicing rights for all the loans sold. (See Note 5).


   NOTE 5 - EXCESS SERVICING ASSET

   The Company has retained the servicing rights on each of the loans it has sold to third parties. By retaining the right to service the loan, the Company earns an interest rate spread equal to the difference between the interest rate on the loan and the interest rate paid to the purchaser on the sold portion (this difference is referred to as the "Servicing Spread").

   For transactions entered into prior to January 1, 1997, the value of this excess servicing asset has been estimated based upon the present valued cash flow of the Servicing Spread after considering the effects of estimated prepayments, normal servicing fees and transaction fees. The value of the excess servicing asset is recognized as premium income at the time of the sale and is concurrently capitalized on the consolidated balance sheet. It is then amortized over the life of the loan. If actual cash flows exceed the excess servicing asset, the Company will recognize additional income in excess of the value of the excess servicing asset. A shorter loan life than that estimated at the time the excess servicing asset was established, will result in the carrying value of the excess servicing asset being written down through a charge to earnings.

   The carrying value of the excess servicing asset is analyzed quarterly by the Company to determine whether prepayment and default experience has any impact on this carrying value.

   NOTE 6 - SHORT-TERM SECURITIES

   Short-term securities are used to invest idle cash. Short-term securities having a maturity of less than 90 days are stated at market value (which approximates cost). At March 31, 1997, the Company held two securities with maturities ranging from one to seven days and bearing interest at 5.25% to 5.75%.

   NOTE 7 - SHORT-TERM BORROWINGS

   Commercial paper is issued for working capital purposes with maturities of up to 90 days. The average yield on commercial paper outstanding at March 31, 1997 was 5.67%.

   BMSBLC has entered into three loan agreements with certain banks. The current loan agreements provide for a maximum of $32,500,000 less the outstanding principal amount of commercial paper. Two facilities bear interest at the prime rate while the other facility bears interest at the 30-,60- or 90-day LIBOR plus one and three-eighths percent. Interest is payable monthly, and the loan agreements expire on October 31, 1997. BMSBLC is also required to pay an availability fee to the two facilities that bear interest at the prime rate for the use of those facilities. The banks are party to an Intercreditor Agreement which grants each party a proportionate security interest in substantially all of BMSBLC's assets which are not securing long-term debt. (See Note 8.) At March 31, 1997, under these agreements, the outstanding principal balance was $7,500,000.

   NOTE 8 - LONG-TERM DEBT

   On November 7, 1991, BMSBLC borrowed $10,000,000 from The State of Wisconsin Investment Board ("SWIB") pursuant to a term note which bears interest at a fixed rate of 9.05% per year through its maturity. The note is payable in equal quarterly installments of $166,667 with a final payment of unpaid principal due on November 7, 2006, and is secured by specific loans. At March 31, 1997, the outstanding principal balance was $6,500,000.

   The SWIB agreement and the loan agreements described in Note 7 contain restrictions on BMSBLC's new indebtedness, acquisition of its common stock, return of capital dividends, past due loans, and realized losses on loans, and require maintenance of collateral, minimum equity and loan to debt ratios, among others. As of March 31, 1997, BMSBLC is in compliance with all such requirements.

   Future annual maturities of long-term debt as of March 31, 1997 are as follows:

        March 31, 1998       $  666,667
        March 31, 1999          666,666
        March 31, 2000          666,667
        March 31, 2001          666,666
        March 31, 2002          666,667
        Later Years           3,166,667
                             __________
                             $6,500,000
                             ==========


   Based on the borrowing rates currently available to BMSBLC for loans with similar maturities, the estimated fair market value of the long-term debt at March 31, 1997 was approximately $6.6 million.

   NOTE 9 - INTEREST RATE SWAPS

   The Company enters into interest rate swap agreements primarily as a means of managing interest rate risk. To the extent that the Company's variable-rate loans are funded with fixed-rate debt, the Company is subject to interest rate risk. To reduce interest rate risk, the Company enters into certain interest rate swaps designed to convert variable-rate loans into fixed-rate loans. Although these swaps reduce interest rate risk, the potential for profit or loss on interest rate swaps still exists depending upon fluctuations in interest rates. In addition, the Company enters into interest rate swaps in an attempt to further manage interest rate risk resulting from interest rate movements.

   In accordance with applicable accounting principles, the Company's interest rate swap agreements are held for purposes other than trading and are further classified as either hedges or as investment contracts. Both hedges and investment contracts have the potential for profit and loss. Hedges are accounted for using the designation method, which matches the swaps with the assets that are being hedged. When the designated asset matures, or is sold, extinguished or terminated, the hedge would be reclassified as an investment. Accounting principles dictate that those contracts not meeting hedge criteria be classified as investments and marked-to-market with any associated unrealized gain or loss recorded in the financial statements, whereas those contracts meeting hedge criteria are not to be classified as investments or marked-to-market in the financial statements. On March 31, 1997 and March 31, 1996, the investment contracts at market resulted in an unrealized gain of $311,201 and $1,072,223, respectively. The difference in the unrealized gain at March 31, 1997 and March 31, 1996 as compared to December 31, 1996 and December 31, 1995, a decrease of $133,056 and $25,067 respectively, was recorded in the consolidated statement of operations.

   The average notional amount of investment swaps outstanding during the three months ended March 31, 1997 and March 31, 1996 was $62,750,000 and $142,750,000, respectively.

   Based on quoted market valuations, the estimated market value of the hedge swaps at March 31, 1997 and December 31, 1996 was approximately $0.3 million and $1.9 million, respectively.

   The following table summarizes the interest rate swap agreements in effect at March 31, 1997. No funds were borrowed or are to be repaid under these arrangements.

                                                                                                        Original
                                      Company    Bank        Current Interest   Rates Paid     Notional Amount    Expiration
             Bank                     Payment    Payment     By Company         By Bank                           Date

    Firstar Bank Milwaukee, N.A       Floating   Fixed        5.65625% (3)      8.77000%        $10,000,000(6)     06/30/97
      Milwaukee, Wisconsin

    Firstar Bank Milwaukee, N.A       Floating   Fixed        5.56250% (3)      6.53000%          $17,500,000      07/07/97
      Milwaukee, Wisconsin

    Firstar Bank Milwaukee, N.A       Floating   Fixed        5.56250% (3)      6.84700%           $1,500,000      07/07/97
      Milwaukee, Wisconsin

    Firstar Bank Milwaukee, N.A       Floating   Floating     5.56250% (3)      6.17144% (4)      $25,000,000      09/16/97
      Milwaukee, Wisconsin (1)

    First Bank National Association   Floating   Fixed        5.85156% (2)     10.20000%          $12,600,000      09/23/97
      Minneapolis, Minnesota
    Firstar Bank Milwaukee, N.A
      Milwaukee, Wisconsin (1)        Floating   Floating     5.56250% (3)      6.12950% (5)      $35,000,000      10/06/97

    Firstar Bank Milwaukee, N.A       Floating   Fixed        5.59375% (2)      8.50270%           $5,000,000      12/11/97
      Milwaukee, Wisconsin

    Norwest Bank Minnesota, N.A.      Floating   Fixed        5.56250% (3)      5.29000%          $15,000,000      09/16/98
      Minneapolis, Minnesota

    First Bank National Association   Floating   Fixed        5.47656% (7)      9.20000%           $8,000,00 (8)   06/16/99
      Minneapolis, Minnesota (1)

    LaSalle National Bank             Floating   Fixed        5.62500% (3)      6.34000%          $5,400,000       03/21/01
      Chicago, Illinois

    Firstar Bank Milwaukee, N.A       Floating   Fixed        5.78125% (3)      7.43500%         $10,325,000 (9)   09/28/01
      Milwaukee, Wisconsin

    LaSalle National Bank             Floating   Fixed        5.56250% (3)      7.60000%          $5,000,000       03/10/05
      Chicago, Illinois

    LaSalle National Bank             Floating   Fixed        5.47266% (3)      6.66000%        $5,250,000(10)     05/23/05
      Chicago, Illinois

    LaSalle National Bank             Floating   Fixed        5.75000% (3)      6.50000%        $5,000,000(11)     09/29/05
      Chicago, Illinois

    LaSalle National Bank             Floating   Fixed        5.53906% (3)      7.09000%          $12,500,000      09/05/06
      Chicago, Illinois

    (1)   Investment Swap

    (2)   Adjusted every six months to the six-month London Interbank Offered Rate (LIBOR) then in effect..

    (3)   Adjusted every three months to the three-month LIBOR then in effect.

    (4)   Adjusted every three months to the three-month LIBOR then in effect plus a premium, currently at .60894%, subject to a
          25 basis point maximum increase at each adjustment period.

    (5)   Adjusted every three months to the three-month LIBOR then in effect plus a premium, currently at .567%, subject to a 25 basis point maximum increase at each adjustment period.

    (6)   The notional amount decreases by $166,667 each quarter and was $5,499,991 at March 31, 1997.

    (7)   Adjusted every month to the one-month LIBOR then in effect.

    (8)   The notional amount decreases by $83,333 each quarter and was $5,333,344 at March 31, 1997.  $2,583,344 of this contract was designated as a hedge; $2,750,000 was accounted for as an investment.

    (9)   The notional amount decreases by $166,667 each quarter and was $6,658,333 at March 31, 1997.

    (10)  The notional amount decreases by $100,000 each quarter and was $4,550,000 at March 31, 1997.

    (11)  The notional amount decreases by $75,000 each quarter and was $4,550,000 at March 31, 1997.


   As a result of hedge arrangements, the Company recognized a $408,728 and $442,861 reduction in interest expense for the three months ended March 31, 1997 and March 31, 1996, respectively. In addition, the Company recognized a $112,858 and $127,773 reduction in interest expense for the three months ended March 31, 1997 and March 31, 1996, respectively, as a result of the investment swap contracts.

   The Company may be susceptible to risk with respect to interest rate swap agreements to the extent of nonperformance by the financial institutions participating in the interest rate swap agreements. However, the Company does not anticipate nonperformance by these counterparties.

   NOTE 10 -MANDATORILY REDEEMABLE PREFERRED STOCK

   On October 20, 1993, the Company issued 690,000 shares of Adjustable Rate Cumulative Preferred Stock, Series A in a public offering at $25.00 per share less an underwriting discount of $1.0625 per share and other issuance costs amounting to $295,221. The preferred stock is redeemable, in whole or in part at the option of the Company, on any dividend payment date during the period from July 1, 2001 to June 30, 2003 and from July 1, 2006 to June 30, 2008 at $25 per share plus accrued and unpaid dividends. Any shares of preferred stock not redeemed prior to July 1, 2008 are subject to mandatory redemption on that date by the Company at a price of $25 plus accrued dividends. Dividends on the preferred stock are paid quarterly at the annual rate of 7.625% which is subject to adjustment effective for the five year periods commencing July 1, 1998 and July 1, 2003. Through March 31, 1997, the Company purchased 15,209 shares for treasury.

   Based on quoted market prices, the estimated fair market value of the preferred stock outstanding as of March 31, 1997 was approximately $16.5 million.

   NOTE 11 - RETIREMENT PLANS

   The Company maintains a profit sharing plan in accordance with Section 401(k) of the Internal Revenue Code ("the Code") and a money purchase plan covering all of its employees to provide for their retirement. Participants in the 401(k) plan may elect to have the Company make contributions to their accounts through payroll deductions ranging from 2% to 10% of the participant's total cash compensation up to the maximum amounts permitted by the Code. Contributions by the Company to the 401(k) plan are dependent both upon the Company's earnings and upon decisions made by the Compensation Committee of the Board of Directors. The Company is obligated to make contributions to its money purchase plan in amounts equal to 5% of each participant's total cash compensation. All contributions are funded annually. Expense for Company contributions to the 401(k) or money purchase plans for the three months ended March 31, 1997 and March 31, 1996 were $15,000 and $14,550, respectively.

   The Company provides additional supplemental retirement benefits for two executive officers. Expense of $18,000 and $58,720 was recorded for the three months ended March 31, 1997 and March 31, 1996, respectively.

   NOTE 12 - STOCK OPTION PLANS

   The Company has four stock option plans, the 1987 Stock Option Plan, the 1990 Stock Option Plan, the 1993 Stock Option Plan and the 1997 Stock Option Plan (the "Plans"). In accordance with the Plans' provisions, the exercise prices for stock options may not be less than the fair market value of the optioned stock at the date of grant. The exercise price of all options granted was equal to the market value of the stock on the date of grant. All of the options, except for the options granted under the 1997 Stock Option Plan, are "incentive stock options" as defined under
   Section 422 of the Code. Options granted under the 1997 Stock Option Plan are considered "non-qualified stock options" as defined by the Code. All options must be exercised within ten years of the date of grant.

   Additional information relating to the Plans is shown below:

                                               For the three months
    Stock Option Plans                                 ended
                                                  March 31, 1997

                                                Number      Average
                                                  of         Option
                                                Options      Price

    Options outstanding at January 1, 1997     169,424       $10.45

            Options granted                    113,302        12.50

            Options exercised                  (19,796)        6.50

            Options terminated unexercised        ----         ----

    Options outstanding at March 31, 1997      262,930       $11.62

    Options available for grant at
      March 31, 1997                           142,128         ----

    Total reserved shares                      405,058         ----

    Options exercisable at March 31. 1997      154,118       $11.80


                             Options Outstanding     Options Exercisable

                              Remaining    Average
                               Average     Exercise             Exercise
    Exercise         Shares     Life       Price     Shares     price
    Price Range                (years)

    $6.50-8.50       54,080       3.7      $8.00     26,000      $8.00

    $11.00-14.50    208,850       9.0     $12.57    128,118     $12.58

    Total           262,930       7.9     $11.62    154,118     $11.80

   The Company adopted the disclosure only option under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. If the accounting provisions of the new statement had been adopted as of the beginning of fiscal 1996, the effect on net income would have been immaterial.

   NOTE 13 - INCOME TAXES

   Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" requires the use of the liability method of acounting for income taxes. The liability method measures the expected tax impact of future taxable income or deductions implicit in the consolidated balance sheet.

   Deferred tax assets, included in other assets, consist of benefits for net operating loss carryforwards generated by the Company's non-REIT subsidiaries. These deferred tax assets are primarily offset by a valuation allowance due to the questionable use of these net operating loss carryforwards. Deferred tax liabilities, included in other liabilities, principally relate to accelerated depreciation for income tax purposes.

   NOTE 14 - SHAREHOLDERS' EQUITY RECLASSIFICATIONS

   The Shareholders' Equity section of the consolidated balance sheet as of December 31, 1996 reflects certain reclassifications from those amounts reported in the Company's Annual Report to Shareholders for the six months ended December 31, 1996. These reclassifications were as a result of the restatement of the financial position and results of operations and cash flows as if the Company had always reported under the 1934 Act. (See Note
   1).


   NOTE 15 - SEGMENT INFORMATION

                                    Lending     Manufacturing        Eliminations    Consolidated
                                   Operations    Operations

    TOTAL REVENUES
    Three months ended March 31,    $2,455,879     $3,062,076          ($75,541)       $5,442,414
    1997

    Three months ended March 31,     2,081,345        302,170           (30,120)        2,353,395
    1996

    NET OPERATING INCOME BEFORE
    INCOME TAXES AND MINORITY
    INTEREST

    Three months ended March 31,      $528,102       $620,961              -           $1,149,063
    1997

    Three months ended March 31.       868,337        (160,017)            -              708,320
    1996


    NET INCOME

    Three months ended March 31,      $525,979       $218,545              -             $744,524
    1997

    Three months ended March 31,       868,337        (160,017)            -              708,320
    1996


    ASSETS

    March 31, 1997                $111,613,913     $6,086,130       ($2,848,910)     $114,851,133

    December 31, 1996               77,201,949      6,242,571        (3,715,223)       79,729,297


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

   General

   Amounts presented for the 1997 reporting period and at December 31, 1996 include the consolidation of the operations of the following companies:
   Bando McGlocklin Capital Corporation (the "Company"); Bando McGlocklin Small Business Lending Corporation ("BMSBLC"), a 100% owned subsidiary of the Company; Bando McGlocklin Investment Corporation ("BMIC"), a 99%-owned subsidiary of the Company; Lee Middleton Original Dolls, Inc. ("Middleton Doll") and License Products, Inc. ("License Products"), 51%-owned subsidiaries of BMIC. Amounts presented for the March 31, 1996 reporting period include the consolidation of the operations of the following companies: the Company; BMSBLC and BMIC, 100%-owned subsidiaries of the Company; and License Products, a 51%-owned subsidiary of the Company.
   The Company only owned 49% of Middleton Doll prior to June 14, 1996 and as such is not consolidated in the March 31, 1996 statement of operations or statement of cash flows.

   The 1996 reporting period reflects the Company's financial statements on a restated basis. Prior to January 2, 1997 the Company and BMSBLC were registered investment companies therefore they did not consolidate BMIC, Middleton Doll and License Products, which are non-registered investment companies. The 1997 and 1996 consolidated financial position and results of operations and cash flows include the accounts of the Company and its 51% or greater owned subsidiaries and are offset by the minority interest in BMIC's, Middleton Doll's and License Products's ownership.

   For the Three Months Ended March 31, 1997 and 1996

   The Company's net income after income taxes and minority interest increased 4% to $0.74 million for the quarter ended March 31, 1997 compared to $0.71 million for the same period of last year.

   Total revenues for the quarter ended March 31, 1997 increased 135% to $5.4 million from $2.3 million over the corresponding prior year period. This increase is primarily due to the consolidation of Middleton Doll's sales of $2.8 million for the quarter ended March 31, 1997. The prior year period does not include any sales for Middleton Doll because it was accounted for on the equity method and was not consolidated in the financial statements. Interest on loans increased $0.4 million as a result of the Company repurchasing loans that were previously sold to a third party. This increase in interest income is offset by increased interest expense. The average loans under management increased $6.6 million to $139.4 million for the quarter ended March 31, 1997 from $132.8 million for the quarter ended March 31, 1996. The increase in interest income as a result of the increase in loans was completely offset by the decreasing yield on the portfolio of loans due to the market's competitive pricing. The remaining $0.1 million decrease in total revenues was a result of the decrease in other income.

   Total operating expenses for the quarter ended March 31, 1997 increased 169% to $4.3 million from $1.6 million over the corresponding prior period. $2.1 million of the increase is the result of consolidating Middleton Doll's operations. The prior period does not include operating expenses for Middleton Doll. Interest expense increased 86% to $1.2 million from $0.7 million for the quarters ended March 31, 1997 and 1996, respectively. Interest expense increased by $0.4 million as a result of the repurchase of loans by BMSBLC that had been previously sold. Those repurchased loans were funded with new debt. This repurchase had no impact on net operating income as both interest income and interest expense increased the same amount. Interest expense increased by $0.1 million because the Company continues to grow its investments in mortgage loans by utilizing leverage. Average loans increased $6.6 million in the current year quarter over the corresponding prior period. Lastly, the expense resulting from the decline in unrealized appreciation on investment swaps, which are marked-to-market, increased $0.1 million for the quarter ending March 31, 1997.

   The Company's consolidated net income has been reduced by the minority interest ownership in the net earnings of Middleton Doll and License Products, which have been consolidated by the Company. The minority interest in earnings of subsidiaries equaled $0.2 million for the quarter ended March 31, 1997. Also the Company's March 31, 1997 consolidated net income has been reduced by $0.2 million as a provision of income taxes for Middleton Doll.

   LIQUIDITY AND CAPITAL RESOURCES

   Total investment in loans and loan-backed certificates on the balance sheet increased by $35.5 million, or 50% to $106.9 at March 31, 1997 from $71.4 at December 31, 1996. During the first quarter of 1997 the Company repurchased $32.4 million of loans previously sold to a third party and made new loans of $13.3 million. The Company also collected $10.2 million of principal payments on loans on the balance sheet and collected $10.5 million of principal payments on loans that were sold to third parties. The Company's loans under management decreased to $135.2 as of March 31, 1997 from $142.6 as of December 31, 1996. The increase in loans on the balance sheet was primarily financed through secured borrowings.

   Cash and short-term securities decreased to $1.1 million at March 31, 1997 from $1.3 million at December 31, 1996.

   The Company's total consolidated indebtedness at March 31, 1997 increased 77% to $76.8 million from $43.5 million as of December 31, 1996. The Company, as of March 31, 1997, had $49.3 million outstanding in long-term debt and $27.5 million outstanding in short-term borrowings and as of December 31, 1996, had $12.0 million outstanding in long-term debt and $31.5 million outstanding in short-term borrowings. The increase of $33.3 million is the result of funding loans on the balance sheet rather than selling the loans to third parties.

   The Company's board of directors has approved capitalizing
   InvestorsBancorp, Inc., a bank holding company with approximately $6.2 million and distributing to the Company's shareholders all of its outstanding shares of InvestorsBancorp. InvestorsBancorp is a proposed bank holding company organized to own all of the capital stock of InvestorsBank (the "Bank"), a Wisconsin-chartered bank. It is management's belief that the Company has enough capital to invest approximately $6.2 million in InvestorsBancorp and continue to operate the Company.

   The Company began exploring the idea of opening a bank in 1994 when management noticed that banks and other traditional financial institutions were beginning to enter the Company's markets, by providing commercial real estate loans to small businesses. This competition for commercial real estate loans has had an adverse effect on the Company's margins. It was decided a bank could compete more effectively based upon its lower cost of funds.

   After the Company distributes its shares in InvestorsBancorp to shareholders, the principal business of the Company will be to manage its loan portfolio and participate in new loans with third party loan originators, including the Bank and possibly other banks. The Company is also exploring the expansion of its real estate lending business into ownership of real property including related buildings and improvements for lease to small businesses. The Company anticipates that adequate cash will be available to fund loans and new investments.

   All employees of the Company will terminate their employment with the Company to become employees of the Bank, except for certain executive officers who will be employees of both the Company and the Bank. The Company and the Bank will enter into a Management Services and Allocation of Operating Expenses Agreement (the "Agreement"). The effect of such agreement will be to reduce the level of operating expenses in the Company. The investment of approximately $6.2 million in capital is expected to lower the Company's operating income. Management is unable to measure the net impact of the Agreement and the capitalization of InvestorsBancorp on net operating income.

   Statements included in this filing concerning the Company's future prospects are "forward looking statements" under the Federal securities laws. There can be no assurance that future results will be achieved and actual results could differ materially from forecasts and estimates.


                           PART II.  OTHER INFORMATION


   Item 1.               LEGAL PROCEEDINGS

           The Company is not a defendant in any material pending legal proceeding and no such material proceedings are known to be contemplated.

   Item 2.               CHANGES IN SECURITIES

           No material changes have occurred in the securities of the Registrant.

   Item 3.               DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

   Item 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

   Item 5.               OTHER INFORMATION

           None

   Item 6.               EXHIBITS AND REPORTS ON FORM 8-K

           (a)  List of Exhibits

                The Exhibits to this Quarterly Report on Form 10-Q are identified on the Exhibit Index hereto.

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                               BANDO McGLOCKLIN CAPITAL CORPORATION
                               (Registrant)



   Date:  May 13, 1997         /s/ George R. Schonath
                               Chairman of the Board, Chief Executive Officer
                               and Chief Financial Officer

                      BANDO MCGLOCKLIN CAPITAL CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                  EXHIBIT INDEX

      Exhibit
      Number                  Exhibit

        3.1      Articles of Incorporation, as amended

        3.2      By-laws

        4.1      Amended and Restated Loan Agreement dated as of
                 June 28, 1996 between First Bank (N.A.) and Bando McGlocklin Small Business Investment Corporation

        4.2      Modification Agreement dated as of October 31,
                 1996 between First Bank (N.A.) and Bando
                 McGlocklin Small Business Investment Corporation

        4.3      Loan Agreement dated as of June 28, 1996 between
                 LaSalle National Bank and Bando McGlocklin Small
                 Business Investment Corporation

        4.4      First Amendment to Loan Documents dated as of
                 December 2, 1996 by LaSalle National Bank and
                 Bando McGlocklin Small Business Investment
                 Corporation

        4.5      Amended and Restated Loan Agreement dated as of
                 June 28, 1996 between First Bank Milwaukee, N.A.
                 and Bando McGlocklin Small Business Investment
                 Corporation

        4.6      First Amendment to Amended and Restated Loan
                 Agreement dated as of October 31, 1996 between Firstar Bank Milwaukee, N.A. and Bando McGlocklin Small Business Investment Corporation

        4.7      Second Amendment to Amended and Restated Loan
                 Agreement dated as of May 14, 1997 between Firstar Bank Milwaukee, N.A. and Bando McGlocklin Small Business Investment Corporation

        4.8      Master Note Purchase Agreement dated as of
                 January 1, 1997 between the State of Wisconsin
                 Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital
                 Corporation

        10.1     Bando McGlocklin Capital Corporation 1987
                 Incentive Stock Option Plan (incorporated by
                 reference to Exhibit 7.3 to the Company's Form N-5 Registration Statement, Registration No. 33-
                 12939)

        10.2     Bando McGlocklin Capital Corporation 1990
                 Incentive Stock Option Plan (incorporated by
                 reference to Exhibit 7.4 to the Company's Form N-5 Registration Statement, Registration No. 33-
                 51406)

        10.3     Bando McGlocklin Capital Corporation 1993
                 Incentive Stock Option Plan (incorporated by
                 reference to Exhibit (i)(6) to the Company's Pre-Effective Amendment No. 1 to Form N-2
                 Registration Statement, Registration No. 33-
                 66258)

        10.4     Bando McGlocklin Capital Corporation 1997 Stock
                 Option Plan

         11      Statement Regarding Computation of Per Share
                 Earnings

         27      Financial Data Schedule [EDGAR version only]