Form 10-Q
period 1997-06-30
BANDO MCGLOCKLIN CAPITAL CORP
filed 1997-08-14
CIK 723209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997

                                       or

   [  ] Transition Report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from ____ to ____


                        Commission file number:  0-22663


                      BANDO McGLOCKLIN CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)


                   Wisconsin                          39-1364345
        (State or other jurisdiction of            (I.R.S. Employer
                 incorporation)                  Identification No.)


             W239 N1700 Busse Road
                  P.O. Box 190                        53072-0190
              Pewaukee, Wisconsin                     (Zip Code)
        (Address of principal executive
                    offices)


      Registrant's telephone number, including area code:  (414) 523-4300


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X      No   ___


      On August 12, 1997 there was 3,689,102 shares outstanding of the Registrant's common stock, 6 2/3 cents par value.

                      BANDO McGLOCKLIN CAPITAL CORPORATION

                                 FORM 10-Q INDEX




   PART  1.  FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Consolidated Balance Sheet as of June 30, 1997 and
             December 31, 1996 . . . . . . . . . . . . . . . . . . . . .  3-4

             Consolidated Statement of Operations - For the Three
             and Six Months Ended June 30, 1997 and 1996 . . . . . . . . .  5

             Consolidated Statement of Cash Flows - For the Six
             Months Ended June 30, 1997 and 1996 . . . . . . . . . . . .  6-7

             Notes to the Consolidated Financial Statements  . . . . . .  8-9

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . .  10-14


   PART II.  OTHER INFORMATION

   Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  15

   Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . .  15

   Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . .  15

   Item 4.   Submission of Matters to a Vote of Security Holders . . . .  15

   Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . .  15

   Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .  15

             Signatures  . . . . . . . . . . . . . . . . . . . . . . . .  16

             Exhibit Index . . . . . . . . . . . . . . . . . . . . . . .  17

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                            June 30, 1997  December 31, 1996
                                            (Unaudited)        (Unaudited)

    ASSETS
    Loans                                  $128,495,986        $69,468,291
    Loan-backed certificates                      -              1,988,056
    Land                                        295,002            369,577
    Less: reserve for loan losses              (450,000)          (450,000)
    Less: retained loan discount               (270,670)        (1,482,657)
                                             ----------          ---------
       Investments                          128,070,318         69,893,267
    Excess servicing asset                      282,787          1,555,231
    Short-term securities                     2,450,000              -
    Investment in swap contracts at
     market value                               227,025            444,257
    Accounts receivable (net of
     allowance of $5,367
     and $16,245, respectively)               2,021,263          1,176,025
    Inventory                                 2,377,412          1,827,170
    Interest receivable                       1,186,565          1,348,860
    Cash                                      1,086,235          1,337,556
    Fixed assets (net of accumulated
     depreciation of $620,970 and
     $541,791, respectively)                  1,833,094          1,419,930
    Other assets                              1,224,727            727,001
                                            -----------         ----------
       Total Assets                        $140,759,426        $79,729,297
                                            ===========         ==========

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)



                                           June 30, 1997   December 31, 1996
                                            (Unaudited)       (Unaudited)

    LIABILITIES, MINORITY INTEREST,
    PREFERRED STOCK AND SHAREHOLDERS'
    EQUITY

    Commercial Paper                        $24,809,703        $21,768,394
    Notes payable to banks                    7,500,000          9,700,000
                                             ----------         ----------
       Short-term borrowings                 32,309,703         31,468,394

    State of Wisconsin Investment Board
     note payable                             6,333,333          6,666,667
    Loan participations with repurchase
     options                                 62,719,358          5,348,619
    Accounts payable                            908,115            565,803
    Other notes payable                          24,435             29,469
    Other liabilities                         3,446,443          2,286,050
                                            -----------        -----------
       Total Liabilities                    105,741,387         46,365,002
                                            -----------         ----------

    Minority interest in subsidiaries         1,162,649            598,211

    Preferred stock, 1 cent par value,
     3,000,000 shares authorized,
     674,791 shares issued and
     outstanding after deducting 15,209
     shares in treasury                      16,908,025         16,908,025

    Shareholders' Equity
        Common Stock, 6 2/3 cents par
         value, 15,000,000 shares
         authorized, 3,990,100 and
         3,955,744 shares issued and
         outstanding, before deducting
         shares in treasury,
         respectively                           266,006            263,716
       Additional paid-in capital            19,741,189         19,498,326
       Retained earnings/(deficit)              792,681           (641,370)
       Treasury stock, at cost (312,438
        and 266,650 shares,
        respectively)                        (3,852,511)        (3,262,613)
                                            -----------        -----------
    Total Shareholders' Equity               16,947,365         15,858,059
                                            -----------        -----------
      Total Liabilities, Minority
       Interest, Preferred Stock and
       Shareholders' Equity                $140,759,426        $79,729,297
                                            ===========        ===========

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                               Three Months Ended                     Six Months Ended
                                                     June 30                                June 30

                                               1997                1996              1997               1996
                                           (Unaudited)         (Unaudited)       (Unaudited)        (Unaudited)

    Revenues:

       Interest on loans                   $2,740,923         $1,885,452        $5,173,510          $3,860,165
       Net sales of manufacturing
         subsidiaries                       4,625,296            381,430         7,654,936             653,357
       Interest on short-term
         securities                            16,613             16,529            29,889              32,379
       Premium (expense) income                 8,270             60,306           (60,457)             65,984

       Other income                           601,839            229,886           637,477             315,113
                                        -------------      -------------    --------------        ------------

           Total Revenues                   7,992,941         2,573,603         13,435,355           4,926,998

    Expenses:

       Interest expense                     1,633,667           598,255          2,897,983           1,300,986
       Cost of goods sold of
          Manufacturing subsidiaries        2,421,389           213,146          4,058,523             430,415
       Salaries and employee benefits         497,455           360,858            963,894             687,832
       Change in appreciation on
          investment swaps                     84,176           333,388            217,232             358,455
       Realized (gains) losses                   -                 (140)             -                  15,926
       Other operating expenses             1,150,793           643,463          1,943,199           1,000,431
                                          -----------        ----------        -----------         -----------
          Total Expenses                    5,787,480         2,148,970         10,080,831           3,794,045
                                          -----------        ----------        -----------         -----------
    Net operating income before
     income taxes and minority
     interest                               2,205,461           424,633          3,354,524           1,132,953
                                          -----------        ----------        -----------         -----------

    Provision for income taxes               (461,983)             -              (694,056)              -

    Minority interest in earnings of
       Subsidiaries                          (391,972)             -              (564,438)              -
                                          -----------         ----------       -----------         -----------

    Net Income                             $1,351,506          $424,633         $2,096,030          $1,132,953
                                          ===========        ==========        ===========         ===========

    Net Income Per Common Share                 $0.37             $0.11              $0.57               $0.30

    Weighted Average Shares
     Outstanding                            3,698,556         3,717,318          3,707,295           3,755,596
                                          ===========        ==========        ===========         ===========

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                   Six Months Ended
                                           June 30, 1997      June 30, 1996
                                            (Unaudited)        (Unaudited)

    Cash Flows from Operating
    Activities

       Net income                              $2,096,030       $1,132,953
       Loans made                             (24,973,379)     (19,484,289)
       Principal collected on loans            17,580,922        8,897,629
       Loans sold                                   -           13,024,035
       Premium expense (income) - net              60,457          (65,984)
       Loans purchased                        (49,647,182)           -
       Other adjustments to reconcile
        net income to net cash (used)
        provided by operating
        activities:

          Change in appreciation on
            investment swaps                      217,232          358,455
          Amortization                             48,944           25,196
          Depreciation                             79,179            1,595
          Change in minority interest
            in subsidiaries                       564,438            -

       Increase (decrease) in cash due
         to changes in:

          Accounts receivable                    (845,238)        (117,861)
          Inventory                              (550,242)          19,173
          Interest receivable                     162,295          (74,156)
          Other assets                           (546,670)         (31,392)
          Accounts payable                        342,312          208,444
          Other liabilities                     1,160,393         (839,932)
                                              -----------      -----------

    Net Cash (Used) Provided by
     Operations                               (54,250,509)       3,053,866
                                              -----------      -----------

    Cash Flows from Investing
     Activities:

       Purchase of fixed assets                  (492,343)        (198,221)
       Real Estate sold                            74,575          777,213
       Purchase of short-term
         securities                            (2,625,000)      (1,060,255)
       Proceeds from maturity of
         securities                               175,000        1,063,778
       Acquisition of Middleton Doll                -              400,325
                                              -----------     ------------

    Net Cash (Used) Provided by
      Investing Activities                     (2,867,768)         982,840
                                              -----------     ------------

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)


                                                   Six Months Ended
                                             June 30, 1997    June 30, 1996
                                              (Unaudited)     (Unaudited)

    Cash Flows from Financing Activities:

       Increase in short-term borrowings         $841,309       $1,628,675
       Proceeds from loan participations
         with repurchase options - net         57,370,739        3,983,990
       Repayment of SWIB note                    (333,334)      (6,666,667)
       Decrease in other notes payable             (5,034)          -
       Dividends paid                            (661,979)      (1,802,302)
       Proceeds from exercise of stock
         options                                  245,153          -
       Repurchase of common stock                (589,898)      (1,462,318)
                                               ----------       ----------
    Net Cash Provided (Used) in Financing
     Activities                                56,866,956       (4,318,622)
                                              -----------      -----------
    Net decrease in cash                         (251,321)        (281,916)
    Cash, beginning of period                   1,337,556        1,008,847
                                               ----------       ----------
    Cash, end of period                        $1,086,235         $726,931
                                               ==========      ===========

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



   NOTE 1   NATURE OF BUSINESS

   Bando McGlocklin Capital Corporation (the "Company"), was incorporated in February 1980 and provides long-term secured loans to finance the growth, expansion and modernization of small businesses.

   On March 26, 1993, the Company completed the formation of a holding company structure by transferring substantially all of its assets and liabilities to Bando McGlocklin Small Business Lending Corporation ("BMSBLC"), a wholly owned subsidiary of the Company. At the close of the day on December 31, 1996, BMSLBC surrendered its Small Business Administration ("SBA") license. BMSBLC continues to provide secured loans to small business concerns. Prior to January 1, 1997, BMSBLC was known as Bando McGlocklin Small Business Investment Corporation.

   On May 5, 1993, the Company formed Bando McGlocklin Investment Company ("BMIC"), a subsidiary of the Company. In May 1993, a partially developed real estate parcel was transferred to BMIC. In December 1996 one percent of the economic interest in BMIC was sold to an unrelated third party. In January 1997, this one percent interest was sold to an officer of the Company, and he was given 100% of the voting stock of BMIC by the Company. In 1997, BMSBLC contributed it's ownership interest in Lee Middleton Original Dolls, Inc. ("Middleton Doll") and License Products, Inc. ("License Products"), both 51% owned subsidiaries engaged in the manufacturing business to BMIC. The consolidated accounts of the Company reflect the consolidated financial position and results of operations of BMIC, Middleton Doll and License Products.

   Prior to January 2, 1997, the Company and BMSBLC were registered as investment companies under the Investment Company Act of 1940 ("1940 Act"). Effective January 2, 1997, the Company and BMSBLC deregistered as investment companies under the 1940 Act. The Company continues to operate as a registrant under the Securities Act of 1933, but now reports under the Securities Exchange Act of 1934 ("1934 Act"). The financial position as of December 31, 1996 and the results of operations for the three months and six months ended June 30, 1996 and cash flows for the six months ended June 30, 1996 have been restated as if the Company had always reported under the 1934 Act. Under the 1940 Act, the investments in BMIC, Middleton Doll and License Products were accounted for as common stock investments and stated at "fair value" as determined in good faith by the Board of Directors. Under the 1934 Act, these three subsidiaries are consolidated. Since 1993, the Company only owned 49% of Middleton Doll. The acquisition of the additional 2% of Middleton Doll was completed at the end of June 1996. Prior to this acquisition, Middleton Doll was accounted for on the equity method.

   During 1996 the Company changed its year-end from June 30 to December 31. In 1997, the Company intends to capitalize a bank holding company and then spin-off the bank holding company in a common share distribution to Company shareholders. After the Company distributes its shares in the bank holding company to shareholders, the principal business of the Company will be to manage its loan portfolio and to participate in loans with third party loan originators.

   NOTE 2 - BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements of Bando McGlocklin Capital Corporation (the "Company") and its majority-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the other information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the unaudited consolidated financial statements and notes thereto for the quarter ended March 31, 1997 included in the Company's Quarterly Report on Form 10-Q for that period.

   The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

   NOTE 3   SFAS 128

   In February 1997 the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which will be effective for financial statements issued after December 15, 1997. The current primary/fully diluted earnings per share ("EPS") under APB No. 15 will be replaced with a new basic/diluted EPS calculation that is intended to provide greater consistency and comparability. It is not anticipated that the effects of SFAS 128 on the Company will be material.


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

            RESULTS OF OPERATIONS

            General

            Amounts presented for the 1997 reporting period and at December 31, 1996 include the consolidation of the operations of the following companies: Bando McGlocklin Capital Corporation (the "Company"); Bando McGlocklin Small Business Lending Corporation ("BMSBLC"), a 100% owned subsidiary of the Company; Bando McGlocklin Investment Corporation ("BMIC"), a 99%-owned subsidiary of the Company; Lee Middleton Original Dolls, Inc. ("Middleton Doll") and License Products, Inc. ("License Products"), 51%-owned subsidiaries of BMIC. The June 30, 1996 reporting period includes the consolidation of the operations of the following companies: the Company; BMSBLC and BMIC, 100%- owned subsidiaries of the Company; Middleton Doll and License Products, 51%-owned subsidiaries of the Company. Since 1993 the Company only owned 49% of Middleton Doll. The acquisition of an additional two percent of Middleton Doll was completed at the end of June 1996. Prior to this acquisition, Middleton Doll was accounted for on the equity method.

            The 1996 reporting period reflects the Company's financial statements on a restated basis. Prior to January 2, 1997 the Company and BMSBLC were registered investment companies therefore they did not consolidate BMIC, Middleton Doll and License Products, which were not registered investment companies. The 1997 and 1996 consolidated financial position and results of operations and cash flows include the accounts of the Company and its 51% or greater owned subsidiaries and are offset by the minority interest in BMIC's, Middleton Doll's and License Products's ownership.

            FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

            The Company's net income after income taxes and minority interest increased 218% to $1.4 million for the quarter ended June 30, 1997 compared to $0.4 million for the same period of last year.

            Total revenues for the quarter ended June 30, 1997 increased 211% to $8.0 million from $2.5 over the corresponding prior year period. This increase is primarily due to the consolidation of Middleton Doll's sales of $4.3 million for the quarter ended June 30, 1997. The acquisition of an additional two percent of Middleton Doll was completed at the end of June 1996; previously it was accounted for on the equity method and was not consolidated in the financial statements. Interest on loans increased $0.9 million as a result of the Company repurchasing loans that were previously sold to a third party. This increase in interest income is offset by increased interest expense. The average loans under management increased $1.0 million to $134.4 million for the quarter ended June 30, 1997 from $133.4 million for the quarter ended June 30, 1996. The increase in interest income as a result of the increase in prime of .25% during March 1997 was completely offset by the decreasing yield on the portfolio of loans due to the market's competitive pricing. The remaining $0.3 million increase in total revenues was a result of receiving $0.5 million from an executive's life insurance policy where BMCC was the beneficiary in the second quarter of 1997 offset by a decrease of $0.1 million in commitment fees and $0.1 million in management fees that were recorded for the quarter ended June 30, 1996. Both the commitment fees and the management fees were non-recurring income for 1996.

            Total operating expenses for the quarter ended June 30, 1997 increased 169% to $5.8 million from $2.1 million over the corresponding prior period. $2.9 million of the increase is the result of consolidating Middleton Doll's operations. Interest expense increased 173% to $1.6 million from $0.6 million for the quarters ended June 30, 1997 and 1996, respectively.
            Interest expense increased by $0.9 million as a result of the repurchase of loans by BMSBLC that had been previously sold. Those repurchased loans were funded with new debt. This repurchase had no impact on net operating income as both interest income and interest expense increased by the same amount. Interest expense, which is offset by swap income, increased by $0.1 million because of a decline in swap income due to LIBOR rates increasing as a result of prime rate increasing. Lastly, the expense resulting from the decline in unrealized appreciation on investment swaps, which are marked-to-market, decreased $0.2 million for the quarter ending June 30, 1997.

            The Company's consolidated net income has been reduced by the minority interest ownership in the net earnings of BMIC and Middleton Doll, which have been consolidated by the Company. The minority interest in earnings of subsidiaries equaled $0.4 million for the quarter ended June 30, 1997. Also the Company's June 30, 1997 consolidated net income for the quarter has been reduced by $0.4 million as a provision of income taxes for Middleton Doll.

            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

            The Company's net income after income taxes and minority interest increased 85% to $2.1 million for the six months ended June 30, 1997 compared to $1.1 million for the same period of last year.

            Total revenues for the six months ended June 30, 1997 increased 173% to $13.4 million from $4.9 over the corresponding prior year period. This increase is primarily due to the consolidation of Middleton Doll's sales of $7.0 million for the six months ended June 30, 1997. The acquisition of an additional two percent of Middleton Doll was completed at the end of June 1996; previously it was accounted for on the equity method and was not consolidated in the financial statements. Interest on loans increased $1.3 million as a result of the Company repurchasing loans that were previously sold to a third party. This increase in interest income is offset by increased interest expense. The average loans under management increased $4.2 million to $135.5 million for the six months ended June 30, 1997 from $131.3 million for the six months ended June 30, 1996. The increase in interest income as a result of the new loan growth and the increase in prime as of the end of March 1997 was completely offset by the decreasing yield on the portfolio of loans due to the market's competitive pricing. The remaining $0.2 million increase in total revenues was a result of receiving $0.5 million from an executive's life insurance policy where BMCC was the beneficiary during the second quarter of 1997 offset by a decrease of $0.1 million in commitment fees, $0.1 million in management fees and $0.1 million in premium income that were recorded for the six months ended June 30, 1996. Both the commitment fees and the management fees were non-recurring income for 1996.
   .
            Total operating expenses for the six months ended June 30, 1997 increased 166% to $10.1 million from $3.8 million over the corresponding prior period. $5.1 million of the increase is the result of consolidating Middleton Doll's operations. License Products' operating expenses decreased by $0.3 million.
            Interest expense increased 123% to $2.9 million from $1.3 million for the six months ended June 30, 1997 and 1996, respectively. Interest expense increased by $1.3 million as a result of the repurchase of loans by BMSBLC that had been previously sold. Those repurchased loans were funded with new debt. This repurchase had no impact on net operating income as both interest income and interest expense increased by the same amount. Interest expense, which is offset by swap income, increased by $0.3 million because of a decline in swap income due to LIBOR rates increasing as a result of the prime rate increasing and the Company continues to grow its investments in mortgage loans by utilizing leverage. Average loans increased $4.2 million in the current six month period over the corresponding prior period. Lastly, the expense resulting from the decline in unrealized appreciation on investment swaps, which are marked-to-market, decreased $0.1 million for the six months ending June 30, 1997.

            The Company's consolidated net income has been reduced by the minority interest ownership in the net earnings of BMIC and Middleton Doll, which have been consolidated by the Company.
            The minority interest in earnings of subsidiaries equaled $0.6 million for the six months ended June 30, 1997. Also the Company's June 30, 1997 consolidated net income for the six months has been reduced by $0.6 million as a provision of income taxes for Middleton Doll.

            LIQUIDITY AND CAPITAL RESOURCES

            Total investment in loans and loan-backed certificates on the balance sheet increased by $57.0 million, or 80% to $128.5 million
            at June 30, 1997 from $71.5 million at December 31, 1996.   During
            the first and second quarter of 1997 the Company repurchased $49.6 million of loans previously sold to a third party and made new loans of $25.0 million. The Company also collected $17.6 million of principal payments on loans on the balance sheet and collected $9.2 million of principal payments on loans that were sold to third parties. The Company's loans under management decreased to $136.6 million as of June 30, 1997 from $138.4 million as of December 31, 1996. The increase in loans on the balance sheet was primarily financed through secured borrowings.

            Cash and short-term securities increased to $3.5 million at June 30, 1997 from $1.3 million at December 31, 1996.

            The Company's total consolidated indebtedness at June 30, 1997 increased 133% to $101.4 million from $43.5 million as of December 31, 1996. The Company, as of June 30, 1997, had $69.1 million outstanding in long-term debt and $32.3 million outstanding in short-term borrowings and as of December 31, 1996, had $12.0 million outstanding in long-term debt and $31.5 million outstanding in short-term borrowings. The increase of $57.9 million is primarily the result of repurchasing loans previously sold to third parties.

            To the extent Middleton Doll has ongoing capital expenditure needs, management believes those expenditures can be funded through cash generated from operations.

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

            (b)     Reports on Form 8-K

                    No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

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

                                           BANDO McGLOCKLIN CAPITAL
                                           CORPORATION
                                                  (Registrant)




                                           /s/ George R. Schonath
   Date:  August 14, 1997                      George R. Schonath
                                               Chairman of the Board, Chief
                                               Executive Officer and Chief
                                               Financial Officer

                         BANDO McGLOCKLIN CAPITAL CORPORATION
                            QUARTERLY REPORT ON FORM 10-Q

                                    EXHIBIT INDEX


   Exhibit
   Number                             Exhibit

   4 Second Amendment to Amended and Restated Loan Agreement dated May 14, 1997 by and among Firstar Bank Milwaukee, N.A.

   10 Loan Participation Certificate and Agreement dated May 1, 1997, by and between Bando McGlocklin Small Business Lending Corporation and Security Bank, SSB

   11               Statement Regarding Computation of Per Share Earnings

   27               Financial Data Schedule (EDGAR version only)