Form 10-Q
period 1997-09-30
BANDO MCGLOCKLIN CAPITAL CORP
filed 1997-11-14
CIK 723209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
        September 30, 1997

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


                             Yes    X      No   ___


    On November 13, 1997 there was 3,689,102 shares outstanding of the Registrant's common stock, 6 2/3 cents par value.

                      BANDO McGLOCKLIN CAPITAL CORPORATION

                                 FORM 10-Q INDEX


   PART  1.  FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Consolidated Balance Sheet as of September 30, 1997
             and December 31, 1996 . . . . . . . . . . . . . . . . . . .  3-4

             Consolidated Statement of Operations - For the Three
             and Nine Months Ended September 30, 1997 and 1996 . . . . . .5

             Consolidated Statement of Cash Flows - For the Nine
             Months Ended September 30, 1997 and 1996  . . . . . . . . .  6-7

             Notes to the Consolidated Financial Statements  . . . . . .  8-11

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and
             Results of Operations . . . . . . . . . . . . . . . . . . .  12-17


   PART II.  OTHER INFORMATION

   Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .18

   Item 2.   Changes in Securities  . . . . . . . . . . . . . . . . . . . 18

   Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . .18

   Item 4.   Submission of Matters to a Vote of Security Holders. . . . . 18

   Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . .18

   Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 18

             Signatures  . . . . . . . . . . . . . . . . . . . . . . . .  19

             Exhibit Index . . . . . . . . . . . . . . . . . . . . . . .  20

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                      September 30, 1997     December 31, 1997
                                         (Unaudited)            (Unaudited)

   ASSETS

   Loans                                 $135,324,841           $69,468,291

   Loan-backed certificates                         -             1,988,056

   Land                                       295,002               369,577

   Less: reserve for loan losses             (450,000)             (450,000)

   Less: retained loan discount              (264,176)           (1,482,657)
                                         ------------            ----------
      Investments                        $134,905,667            69,893,267

   Excess servicing asset                     274,128             1,555,231

   Short-term securities                      350,000                     -

   Investment in swap contracts
     at market value                          135,916               444,257

   Accounts receivable (net of
     allowance of $96,885 and
     $98,083, respectively)                 2,273,054             1,044,777

   Inventory                                3,605,662             1,700,814

   Interest receivable                      1,091,716             1,348,860

   Cash                                       440,867             1,337,556

   Fixed assets (net of accumulated
     depreciation of $795,706 and
     $617,997, respectively)                2,085,411             1,549,198

   Other assets                               849,620               645,438
                                          -----------            ----------

     Total Assets                        $146,012,041           $79,519,398
                                          ===========            ==========

   LIABILITIES, MINORITY INTEREST,
   PREFERRED STOCK AND SHAREHOLDERS' EQUITY

   Commercial Paper                       $28,065,006           $21,768,394

   Notes payable to banks                   7,717,500             9,700,000
                                          -----------            ----------
      Short-term borrowings                35,782,506            31,468,394

   State of Wisconsin Investment
      Board note payable                    6,166,667             6,666,667

   Loan participations with
      repurchase options                   70,879,229             5,348,619

   Accounts payable                         1,057,834               565,803

   Other notes payable                         21,871                29,469

   Other liabilities                        2,976,484             2,290,570
                                          -----------            ----------
      Total Liabilities                   116,884,591            46,369,522
                                          -----------            ----------
   Minority interest in
      subsidiaries                          1,531,627               602,150

   Preferred stock, 1 cent par value,
      3,000,000 shares authorized,
      674,791 shares issued and
      outstanding after deducting
      15,209 shares in treasury            16,908,025            16,908,025

   Shareholders' Equity

   Common Stock, 6 2/3 cents par
      value, 15,000,000 shares
      authorized, 4,001,540 and
      3,955,744 shares issued and
      outstanding, before deducting
      shares in treasury,
      respectively                            266,769               263,716

   Additional paid-in capital              13,671,947            19,498,326

      Retained earnings/(deficit)             601,593              (859,728)

      Treasury stock, at cost
        (312,438 and 266,650 shares,
        respectively)                      (3,852,511)           (3,262,613)
                                           ----------           -----------

   Total  Shareholders' Equity             10,687,798            15,639,701

     Total Liabilities, Minority
       Interest, Preferred Stock
       and Shareholders' Equity          $146,012,041           $79,519,398
                                          ===========            ==========



              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                  Three Months Ended                            Nine Months Ended
                                                     September 30                                 September 30
                                               1997                1996                      1997                  1996
                                             (Unaudited)        (Unaudited)               (Unaudited)            (Unaudited)
     Revenues:

       Interest on loans                     $2,924,578         $1,850,382                $8,185,405             $5,710,547

       Net sales of manufacturing
               subsidiaries                  4,791,450           2,724,847                12,446,386              3,378,204

       Interest on short-term
    securities                                  53,779              29,550                    83,668                 61,929

       Premium (expense) income                 (2,165)              1,423                   (62,622)                67,407

       Other income                            152,747              22,443                   790,223                519,260
                                             ---------           ---------                ----------              ---------
           Total Revenues                    7,920,389           4,628,645                21,443,060              9,737,347
                                             ---------           ---------                ----------              ---------
    Expenses:

       Interest expense                      1,893,624             567,020                 4,862,157              1,868,006

       Cost of goods sold of
          Manufacturing subsidiaries         2,386,619           1,304,267                 6,445,142              1,734,682

       Salaries and employee benefits          638,412             408,946                 1,602,306              1,096,778

       Change in appreciation on
                investment swaps                91,109              91,567                   308,341                450,022

       Realized (gains) losses                       -                   -                         -                 15,926

       Other operating expenses              1,258,101             691,844                 3,374,514              1,766,750
                                             ---------            --------                ----------              ---------
          Total Expenses                     6,267,865           3,063,644                16,592,460              6,932,164
                                             ---------            --------                ----------              ----------

    Net operating income before income
      taxes and minority interest            1,652,524           1,565,001                 4,850,600              2,805,183
                                             ---------           ---------                ----------              ---------
    Provision for income taxes                (439,728)           (341,000)               (1,133,784)              (341,000)

    Minority interest in earnings of
         Subsidiaries                         (359,933)           (248,548)                 (929,478)              (246,999)
                                             ---------           ---------                 ---------              ----------
    Net Income                             $   852,863          $  975,453                $2,787,338             $2,217,184
                                            ==========           =========                 =========              ==========
    Net Income Per Common Share                 $ 0.23              $ 0.26                    $ 0.75              $    0.59
                                            ==========           =========                 =========              ==========

    Weighted Average Shares Outstanding      3,691,532           3,709,512                 3,701,718              3,740,098
                                            ==========          ==========                ==========              =========

           BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS


                                                Nine Months Ended
                                       September 30, 1997  September 30, 1996
   Cash Flows from Operating
   Activities

     Net income                            $2,787,338         $2,217,184

     Loans made                           (41,430,388)       (34,880,180)

     Principal collected on loans          27,209,076         14,722,027

     Loans sold                                     -         27,570,819

     Premium expense (income) - net            62,622            (67,407)

     Loans purchased                      (49,647,182)                 -

   Other adjustments to reconcile net
     income to  net cash (used) provided
     by operating activities:

     Change in appreciation on investment
       swaps                                  308,341            450,022

     Amortization                              73,565             48,523

     Depreciation                             177,709             70,395

     Change in minority interest in
        subsidiaries                          929,477            235,075

     Other                                          -           (181,704)

   Increase (decrease) in cash due
     to changes in:

     Accounts receivable                   (1,228,277)          (644,174)

         Inventory                         (1,904,848)           (60,068)

         Interest receivable                  257,144            115,699

         Other assets                        (277,747)          (260,000)

         Accounts payable                     492,031            445,867

         Other liabilities                    685,914           (942,411)
                                        -------------       ------------

   Net Cash (Used) Provided by
     Operations                           (61,505,225)         8,839,667
                                       --------------       ------------
   Cash Flows from Investing Activities:

     Purchase of fixed assets                (713,922)          (268,975)

     Real Estate sold                          74,575            777,213

     Purchase of short-term securities     (2,625,000)        (1,060,255)

     Proceeds from maturity of securities
                                            2,275,000          1,856,033

     Acquisition of Middleton Doll                  -            400,325
                                           ----------         ----------
   Net Cash (Used) Provided by
     Investing Activities                    (989,347)         1,704,341

   Cash Flows from Financing Activities:

     Increase in short-term borrowings     $4,314,112         $8,103,468

     Proceeds from loan participations
       with repurchase options - net       65,530,610          5,435,228

     Repayment of SWIB note                  (500,000)        (6,833,334)

     Repayment of SBA debenture                     -        (12,620,000)

     Decrease in other notes payable           (7,598)            (2,438)

     Capitalization and distribution of
       InvestorsBank                       (6,160,000)                 -

     Dividends paid                        (1,326,017)        (2,687,685)

     Proceeds from exercise of
       stock options                          336,674                  -

      Repurchase of common stock             (589,898)        (1,462,318)
                                           ----------         ----------
   Net Cash Provided (Used) in Financing
     Activities                            61,597,883        (10,067,079)
                                           ----------         ----------

   Net (decrease) increase in cash           (896,689)           476,929

   Cash, beginning of period                1,337,556          1,008,847
                                           ----------         ----------
   Cash, end of period                       $440,867         $1,485,776
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

   Prior to January 2, 1997, the Company and BMSBLC were registered as investment companies under the Investment Company Act of 1940 ("1940 Act"). Effective January 2, 1997, the Company and BMSBLC deregistered as investment companies under the 1940 Act. The Company continues to operate as a registrant under the Securities Act of 1933, but now reports under the Securities Exchange Act of 1934 ("1934 Act"). The financial position as of December 31, 1996 and the results of operations for the three months and nine months ended September 30, 1996 and cash flows for the nine months ended September 30, 1996 have been restated as if the Company had always reported under the 1934 Act. Under the 1940 Act, the investments in BMIC, Middleton Doll and License Products were accounted for as common stock investments and stated at "fair value" as determined in good faith by the Board of Directors. Under the 1934 Act, these three subsidiaries are consolidated. Since 1993, the Company only owned 49% of Middleton Doll. The acquisition of the additional 2% of Middleton Doll was completed at the end of June 1996. Prior to this acquisition, Middleton Doll was accounted for on the equity method.

   During 1996 the Company changed its year-end from June 30 to December 31.

   On September 3, 1997, the Company capitalized InvestorsBancorp, Inc., a bank holding company, with approximately $6.2 million and then distributed all of its outstanding shares of InvestorsBancorp, Inc. to the Company's shareholders. Subsequent to the spin-off of the bank holding company, the principal business of the Company will be to manage its loan portfolio and to participate in loans with third party loan originators. The Company is also expanding its real estate lending business into ownership of real property including related buildings and improvements for lease to small businesses.

   The Company and InvestorsBancorp, Inc. share common offices and personnel. Expenses are shared between the two entities in accordance with a Management Services and Allocation of Expenses Agreement.


   NOTE 2   RESTATEMENT

   As discussed in Note 1, the Company now consolidates its investments in Middleton Doll and License Products. With respect to these subsidiaries, the Company has made certain adjustments to the previously reported 1997 and 1996 amounts. These adjustments primarily relate to the valuation of certain inventory and other asset amounts. The impact of these adjustments on the unaudited consolidated financial statements of the Company is as follows:

                                            Three Months Ended                    Three Months Ended
                                              March 31, 1997                        March 31, 1996

                                      As Originally                       As Originally
                                        Reported       As Restated          Reported           As Restated
    Total Revenues                   $  5,442,414    $  5,442,414        $  2,353,395        $  2,353,395
    Net Income                            744,524         638,855             708,320             729,016
    Net Income per Common
      Share                                  0.20            0.17                0.19                0.19


                                        As of March 31, 1997

                                   As Originally
                                     Reported          As Restated

    Total Assets                  $  114,851,133      $  114,551,377

    Total Liabilities                 80,914,606          80,933,154
    Total Shareholders' Equity        16,257,825          15,926,708


                                           Three Months Ended                        Three Months Ended
                                             June 30, 1997                              June 30, 1996

                                      As Originally                         As Originally
                                         Reported        As Restated          Reported           As Restated
    Total Revenues                    $  7,992,941      $  7,992,941         $  2,573,603      $  2,573,603
    Net Income                           1,351,506         1,302,743              424,633           512,778
    Net Income per Common
      Share                                   0.37              0.35                 0.11              0.14


                                   As of June 30, 1997

                                 As Originally
                                  Reported       As Restated

    Total Assets                 $140,759,426   140,403,346
    Total Liabilities             105,741,387   105,756,175
    Total Shareholders' Equity     16,947,365    16,567,452


                                           Six Months Ended                         Six Months Ended
                                            June 30, 1997                            June 30, 1997

                                      As Originally                          As Originally
                                        Reported           As Restated         Reported           As Restated
    Total Revenues                   $  13,435,355      $  13,435,355       $  4,926,998        $  4,926,998
    Net Income                           2,096,030          1,932,203          1,132,953           1,241,794
    Net Income per Common
      Share                                   0.57               0.52               0.30                0.33


                                    As of December 31, 1996

                                  As Originally
                                    Reported      As Restated

    Total Assets                 $ 79,729,297     $ 79,519,398
    Total Liabilities              46,365,002       46,369,522
    Total Shareholders' Equity     15,858,059       15,639,701


   NOTE 3 - BASIS OF PRESENTATION

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

   The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

   NOTE 4   RECENT ACCOUNTING PRONOUNCEMENTS

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which supercedes existing standards for determining earnings per share. The statement will be effective for the Company for the year ending December 31, 1997. Primary earnings per share will be replaced by "basic earnings per share," which will be determined solely by the weighted average number of shares outstanding for the period. Fully diluted earnings per share will be replaced by "diluted earnings per share" which will reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The statement will also require a reconciliation of the numerator and denominator of basic earnings per share with the numerator and denominator of diluted earnings per share. Under the new pronouncement, the Company will exclude common stock equivalents, as defined by APB No. 15 "Earnings Per Share," from the computation of basic earnings per share. Management does not believe the new statement will result in a significant difference in amounts per share determined for primary earnings per share.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which establishes standards for reporting of comprehensive income and its components. This statement will be effective for the Company for the year ending December 31, 1999, although the Statement permits earlier adoption. This statement requires that entities classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and surplus in the equity section of a statement of financial condition. Comprehensive income is composed of net income and "other comprehensive income." Other comprehensive income includes charges or credits to equity that are not the result of transactions with the entities' shareholders. This new presentation will have no effect on the Company's financial position or results of operations.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information, (SFAS No. 131)" which establishes standards for the way the Company reports information about its operating segments in its annual report to shareholders and certain selected information about its operating segments in interim reports to shareholders. The standard is effective for fiscal years beginning after December 15, 1997.


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

             RESULTS OF OPERATIONS

             General

             Amounts presented for the 1997 reporting period and at December 31, 1996 include the consolidation of the operations of the following companies: Bando McGlocklin Capital Corporation (the "Company"); Bando McGlocklin Small Business Lending Corporation ("BMSBLC"), a 100% owned subsidiary of the Company; Bando McGlocklin Investment Corporation ("BMIC"), a 99%-owned subsidiary of the Company; Lee Middleton Original Dolls, Inc. ("Middleton Doll") and License Products, Inc. ("License Products"), 51%-owned subsidiaries of BMIC. The September 30, 1996 reporting period includes the consolidation of the operations of the following companies: the Company; BMSBLC and BMIC, 100%-owned subsidiaries of the Company; Middleton Doll and License Products, 51%-owned subsidiaries of the Company. Since 1993 the Company only owned 49% of Middleton Doll. The acquisition of an additional two percent of Middleton Doll was completed at the end of June 1996. Prior to this acquisition, Middleton Doll was accounted for on the equity method.

             The 1996 reporting period reflects the Company's financial statements on a restated basis. Prior to January 2, 1997 the Company and BMSBLC were registered investment companies, and therefore they did not consolidate BMIC, Middleton Doll and License Products, which were not registered investment companies. The 1997 and 1996 consolidated financial position and results of operations and cash flows include the accounts of the Company and its 51% or greater owned subsidiaries and are offset by the minority interest in BMIC's, Middleton Doll's and License Products' ownership.

             As discussed in notes to the financial statements, with respect to the consolidation of Middleton Doll and License Products, the Company has made certain adjustments to the previously reported 1997 and 1996 amounts. These adjustments primarily relate to the valuation of certain inventory and other asset amounts. The impact of these adjustments has been reflected in Management's Discussion and Analysis of Financial Condition and Results of Operations.

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

             The Company's net income after income taxes and minority interest decreased 13% to $0.9 million for the quarter ended September 30, 1997.

             Total revenues for the quarter ended September 30, 1997 increased 71% to $8.0 million from $4.6 million over the corresponding prior year period. This increase is primarily due to the $2.1 million increase in Middleton Doll's sales from $2.4 million for the quarter ended September 30, 1996 to $4.4 million for the period ended September 30, 1997. Interest on loans increased $1.1 million as a result of the Company repurchasing loans that were previously sold to a third party. This increase in interest income is offset by increased interest expense. The average loans under management increased $3.4 million to $139.5 million for the quarter ended September 30, 1997 from $136.1 million for the quarter ended September 30, 1996. The increase in interest income as a result of the increase in the prime rate of .25% during March 1997 was completely offset by the decreasing yield on the portfolio of loans due to the market's competitive pricing. The remaining $0.2 million increase in total revenues was a result of $0.1 million increase in residential mortgages fees and $0.1 million increase due to the combination of an increase in availability fees and an increase in income on short-term securities.

             The Company began originating residential mortgage loans in 1997. The Company sold certain loans as they were originated for which the Company received a fee. The retained loans approximate $3.0 million at September 30, 1997. The Company does not expect to originate residential mortgage loans in the future.

             Total operating expenses for the quarter ended September 30, 1997 increased 105% to $6.3 million from $3.1 million over the corresponding prior period. Middleton Doll's operating expenses increased $1.6 million for the quarter ended September 30, 1997 compared to the same period of 1996. Interest expense increased 234% to $1.9 million from $0.6 million for the quarters ended September 30, 1997 and 1996, respectively. Interest expense increased by $1.1 million as a result of the repurchase of loans by BMSBLC that had been previously sold. Those repurchased loans were funded with new debt. This repurchase had no impact on net operating income as both interest income and interest expense increased by the same amount. Interest expense, which is offset by swap income, increased by $0.2 million because of a decline in swap income due to LIBOR rates increasing as a result of the prime rate increasing. The remaining $0.3 million increase in expenses over the corresponding prior period are non-recurring expenses of which $0.1 million is the result of a salary adjustment and $0.2 million are restructuring expenses of the Company including legal and accounting fees, salaries and other miscellaneous expenses. Beginning in September of 1997 certain operating expenses are allocated based on a Management Services and Allocation of Operating Expenses Agreement between the Company and InvestorsBank. The effect of such agreement will be to reduce the level of operating expenses in the Company.

             The Company's consolidated net income has been reduced by the minority interest ownership in the net earnings of BMIC and Middleton Doll, which have been consolidated by the Company. The minority interest in earnings of subsidiaries equaled $0.4 million for the quarter ended September 30, 1997. Also, the Company's September 30, 1997 consolidated net income for the quarter has been reduced by $0.4 million as a provision of income taxes for Middleton Doll.

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

             The Company's net income after income taxes and minority interest increased 37% to $2.8 million for the nine months ended September 30, 1997 compared to $2.0 million for the same period of last year.

             Total revenues for the nine months ended September 30, 1997 increased 120% to $21.4 million from $9.7 million over the corresponding prior year period. $9.0 million of the increase in revenues is the increase in Middleton Doll's sales for the nine months ended September 30, 1997 compared to the same period of last year, which only included three months of Middleton Doll's operations. Prior to June of 1996 the Company owned 49% of Middleton Doll and accounted for it using the equity method rather than consolidation. The acquisition of an additional two percent of Middleton Doll was completed at the end of June 1996 and consequently only three months of Middleton Doll's earnings are included in the consolidation for the nine month period ended September 30, 1996. Interest on loans increased $2.5 million as a result of the Company repurchasing loans that were previously sold to a third party. This increase in interest income is offset by increased interest expense. The average loans under management increased $4.1 million to $137.0 million for the nine months ended September 30, 1997 from $132.9 million for the nine months ended September 30, 1996. The increase in interest income as a result of the loan growth and the increase in the prime rate as of the end of March 1997 was completely offset by the decreasing yield on the portfolio of loans due to the market's competitive pricing. BMCC received $0.5 million from an executive's life insurance policy where BMCC was the beneficiary and $0.1 million in residential mortgages fees.
             This income was offset by a decrease of $0.1 million in commitment fees, $0.1 million in premium income and $0.2 million in equity income.

             Total operating expenses for the nine months ended September 30, 1997 increased 140% to $16.6 million from $6.9 million over the corresponding prior period. $6.7 million of the increase is the result of consolidating a full nine months of Middleton Doll's operations as opposed to the three months included in the nine months ended September 30, 1996. License Products' operating
             expenses decreased by  $0.3 million.   Interest expense
             increased 160% to $4.9 million from $1.9 million for the nine months ended September 30, 1997 and 1996, respectively.
             Interest expense increased by $2.5 million as a result of the repurchase of loans by BMSBLC that had been previously sold. Those repurchased loans were funded with new debt. This repurchase had no impact on net operating income as both interest income and interest expense increased by the same amount. Interest expense, which is offset by swap income, increased by $0.5 million because of a decline in swap income due to LIBOR rates increasing as a result of the prime rate increasing and the Company continuing to fund its investments in mortgage loans by utilizing leverage. Average loans increased $4.1 million in the current nine month period over the corresponding prior period. The expense resulting from the decline in unrealized appreciation on investment swaps, which are marked-to-market, decreased $0.1 million for the nine months ending September 30, 1997. The remaining $0.2 million increase in expenses over the corresponding prior period are non-recurring expenses of which $0.1 million is the result of a salary adjustment, and the remaining $0.1 million are restructuring expenses of the Company including legal and accounting fees and other miscellaneous expenses. Beginning in September 1997, certain operating expenses will be allocated based on a Management Services and Allocation of Operating Expenses Agreement between the Company and InvestorsBank. The effect of such agreement will be to reduce the level of operating expenses in the Company.

             The Company's consolidated net income has been reduced by the minority interest ownership in the net earnings of BMIC and Middleton Doll, which have been consolidated by the Company. The minority interest in earnings of subsidiaries equaled $0.9 million for the nine months ended September 30, 1997. Also the Company's September 30, 1997 consolidated net income for the nine months has been reduced by $1.1 million by a provision of income taxes for Middleton Doll.

             LIQUIDITY AND CAPITAL RESOURCES

             Total investment in loans and loan-backed certificates on the balance sheet increased by $63.9 million, or 89% to $135.3 million at September 30, 1997 from $71.5 million at December 31,
             1996.   During the first three-quarters of 1997 the Company
             repurchased $49.6 million of loans previously sold to a third party and made new loans of $41.4 million. The Company also collected $27.2 million of principal payments on loans on the balance sheet and collected $9.9 million of principal payments on loans that were sold to third parties. The Company's loans under management increased to $142.7 million as of September 30, 1997 from $138.4 million as of December 31, 1996. The increase in loans on the balance sheet was primarily financed through secured borrowings.

             Cash and short-term securities decreased to $0.8 million at September 30, 1997 from $1.3 million at December 31, 1996.

             The Company's total consolidated indebtedness at September 30, 1997 increased 159% to $112.9 million from $43.5 million as of December 31, 1996. The Company, as of September 30, 1997, had $77.1 million outstanding in long-term debt and $35.8 million outstanding in short-term borrowings and as of December 31, 1996, had $12.0 million outstanding in long-term debt and $31.5 million outstanding in short-term borrowings. The increase of $69.4 million is primarily the result of repurchasing loans previously sold to third parties and the capitalization of the bank holding company.

             To the extent Middleton Doll has ongoing capital expenditure needs, management believes those expenditures can be funded through cash generated from operations.

             On September 6, 1997 the Company distributed its shares of InvestorsBancorp, Inc. to shareholders. The distribution of approximately $6.2 million of InvestorsBancorp shares resulted in a reduction of additional paid-in capital by such amount, thereby reducing shareholders' equity from approximately $15.6 million at December 31, 1996 to approximately $10.7 million at September 30, 1997 after accounting for other additions. The principal business of the Company will be to manage its loan portfolio and participate in new loans with third party loan originators, including InvestorsBancorp, Inc. and possibly other banks. The Company is also expanding its real estate lending business into ownership of real property including related buildings and improvements for lease to small businesses. The Company anticipates that adequate cash will be available to fund loans and new investments.

             All employees of the Company terminated their employment with the Company to become employees of the Bank, except for certain executive officers who are employees of both the Company and the Bank. The Company and the Bank entered into a Management Services and Allocation of Operating Expenses Agreement (the "Agreement"). The effect of such agreement will be to reduce the level of operating expenses in the Company. The investment and subsequent distribution of approximately $6.2 million of capital to InvestorsBancorp, Inc. is expected to lower the Company's operating income. Management is unable to measure the net impact of the Agreement and the capitalization of InvestorsBancorp, Inc. on net operating income.

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

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the quarter ended
             September 30, 1997.

                                        SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                      BANDO McGLOCKLIN CAPITAL CORPORATION
                                      (Registrant)



                                      /s/ George R. Schonath
   Date:  November 14, 1997          George R. Schonath
                                     President and Chief Executive Officer



                                     /s/ Susan J. Hauke
                                     Susan J. Hauke, Principal Accounting
                                       Officer

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