Form 10-K405
period 1997-12-31
BANDO MCGLOCKLIN CAPITAL CORP
filed 1998-03-31
CIK 723209

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1997;

                                       OR

        [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the Transition Period from ____________ to __________________

                        Commission File Number :811-3787

                      BANDO McGLOCKLIN CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                    Wisconsin                           39-1364345
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)             Identification No.)

              W239 N1700 Busse Road
                  P.O. Box 190
               Pewaukee, Wisconsin                      53072-0190
    (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code:  (414) 523-4300
                             -----------------------
           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:
           Title of Class                  Title of Class
      Common Stock, 6-2/3 cents     Preferred Stock, 6-2/3 cents
              Par Value                      Par Value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes [X]  No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at March 20, 1998 was $_________.

   The number of shares of common stock outstanding at March 20, 1998 was 3,689,102

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of Bando McGlocklin Capital Corporation Proxy Statement for the 1998 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant's fiscal year and, and upon such filing, to be incorporated by reference into Part III).

                      BANDO McGLOCKLIN CAPITAL CORPORATION

                       Index to Annual Report on Form 10-K
                            For the Fiscal Year Ended
                                December 31, 1997
                                                                         Page

   Part I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
        Item 1.   Description of Business  . . . . . . . . . . . . . . . .  1
        Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . .  6
        Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . .  6
        Item 4.   Submission of Matters to a Vote of Security Holders  . .  6

   Part II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
        Item 5.   Market for Common Equity and Related Stockholder
                  Matters  . . . . . . . . . . . . . . . . . . . . . . . .  6
        Item 6.   Selected Financial Data (In thousands, except per
                  share data)  . . . . . . . . . . . . . . . . . . . . . .  7
        Item 7.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operation (for the fiscal
                  years ended December 31, 1997 and June 30, 1996 and
                  1995)  . . . . . . . . . . . . . . . . . . . . . . . . .  7
        Item 7A.  Quantitative and Qualitative Disclosures About Market
                  Risk   . . . . . . . . . . . . . . . . . . . . . . . . . 13
        Item 8.   Financial Statement and Supplementary Data.  . . . . . . 14

   Part III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 48
        Item 9.   Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure  . . . . . . . . . . 48
        Item 10.  Directors and Executive Officers of the Registrant . . . 48
        Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . 48
        Item 12.  Security Ownership of Certain Beneficial Owners and
                  Management . . . . . . . . . . . . . . . . . . . . . . . 48
        Item 13.  Certain Relationships and Related Transactions . . . . . 48
        Item 14.  Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . 48

                                     Part I

   Item 1.   Description of Business

                                  Introduction

             Bando McGlocklin Capital Corporation (the "Company"), was originally incorporated in February 1980 to provide long-term secured loans to finance the growth, expansion and modernization of small businesses.

             Beginning January 1, 1997, the Company, together with its wholly-owned subsidiary has, and continues to, operate as a real estate investment trust ("REIT") pursuant to the provisions of Section 856 of the Internal Revenue Code of 1986, as amended. The Company is now engaged in two business segments: the business of managing loan portfolios secured by real estate, participating in loans with third party loan originators and owning industrial and commercial real property and leasing such property to small businesses (the "Lending Business") and manufacturing dolls, plastic clocks and other licensed consumer products for distribution through major retailers, as well as fourteen hundred dealers across the country (the "Consumer Products Business").

             On May 5, 1993, the Company formed Bando McGlocklin Investment Company, a subsidiary of the Company ("BMIC"). In May 1993, the Company transferred a fully developed real estate parcel to BMIC. In December 1996 one percent of the economic interest in BMIC was sold to an unrelated third party. In January 1997, this one percent interest was sold to George R. Schonath, President and Chief Executive Officer of the Company. In a subsequent recapitalization of BMIC, the 99% voting common stock interest in BMIC then held by the Company was converted to the ownership of 100% of the non-voting common stock of BMIC. After the recapitalization, the Company held 100% of the non-voting common stock of BMIC, representing 99% of the total equity interest, and George R. Schonath owned 100% of the voting common stock of BMIC, representing one percent of the total equity interest. The recapitalization was effected because applicable REIT tax provisions do not permit a REIT to own more than 10% of the voting stock of any corporation.

             On March 26, 1993, the Company transferred substantially all of its assets and liabilities to Bando McGlocklin Small Business Lending Corporation ("BMSBLC"), a wholly-owned subsidiary of the Company. In 1997, BMSBLC contributed its ownership interest in Lee Middleton Original Dolls, Inc. ("Middleton Doll") and License Products, Inc. ("License Products"), both 51% owned subsidiaries engaged in the consumer products business, to BMIC. BMIC thus owns 51% of the common stock of both Middleton Doll and License Products, with the other 49% interest in each corporation being owned by unaffiliated parties. The consolidated accounts of the Company reflect the consolidated financial position and results of operations of BMIC, Middleton Doll and License Products.

             Prior to January 2, 1997, the Company and BMSBLC were registered as investment companies under the Investment Company Act of 1940 ("1940 Act"). Effective January 2, 1997, the Company and BMSBLC deregistered as investment companies under the 1940 Act. The Company now reports under the Securities Exchange Act of 1934 ("1934 Act") and operates as a REIT.

             On September 3, 1997, the Company capitalized InvestorsBancorp, Inc., a bank holding company, with approximately $6.2 million and then distributed all its shares of InvestorsBancorp, Inc. to the Company's shareholders.

             The Company and InvestorsBancorp, Inc., together with its wholly-owned subsidiary, InvestorsBank (the "Bank") share common offices and personnel. Expenses are shared between the two entities in accordance with a Management Services and Allocation of Expenses Agreement (the "Management Agreement"). See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

                                Lending Business

   Loans

             The Company, through its Lending Business, (i) manages its loan portfolio comprised primarily of loans to small business entities secured by first or second mortgages, (ii) purchases loan participants from banks, including the Bank, specializing in lending to small business entities, and (iii) owns industrial and commercial real estate for lease to small businesses.

             Until the distribution of the shares of InvestorsBancorp, Inc. in September 1997, the Company had engaged in the business of originating loans to small businesses. Concurrent with such distribution, the Company and the Bank agreed in the Management Agreement that the Company would not originate any loans unless agreed to by the Bank in writing. Thus, except for the making of loans to Company customers who desire to increase their loan amounts with the Company, the Company does not originate any loans.

             The Company's loan portfolio is managed by the Bank for an annual fee, payable monthly, equal to 25 basis points of the total dollar amount of loans under management. Overhead expenses and rent are also shared by the Bank and the Company, as well as certain expenses of employees providing accounting, reporting and related services to the Company.

             The Company's loan portfolio is primarily comprised of long-term, primarily variable rate, secured loans to small business entities. The loans are primarily secured by first mortgages on real estate, although some loans are secured by second mortgages. Over 95% of the Company's loans by dollar volume are loans to borrowers located in the State of Wisconsin. Substantially all of the Company's loan portfolio is held by BMSBLC.

             The Company's borrowers include manufacturers, wholesalers, retailers, professionals and service providers. The Company funds its lending operations through its equity capital, bank and institutional borrowings, commercial paper sales and the sale of loan participations.

   Real Estate

             The Company currently owns two parcels of real estate on which two multi-purpose buildings are being constructed. The Company has entered into long-term lease agreements for such properties with two small businesses. The Company anticipates that it will construct or purchase additional industrial or commercial properties to lease.

             The Company anticipates that substantially most of its rental properties will be for industrial real estate, but also anticipates that it may also own and lease commercial real estate properties, such as office buildings and retail stores. The Company expects that substantially all of its properties will be located in Wisconsin.

   Competition

             The Company, in managing its loan portfolio, competes primarily with commercial banks and commercial finance companies, many of which have substantially more assets and capital than the Company. Banks, in particular, have been active in seeking to refinance outstanding loans. The Company believes, however, that it is able to compete effectively to maintain its loan portfolio because of its smaller size and more flexible structure.

             In owning and leasing real estate, the Company competes primarily with other REITs and other investors such as insurance companies and a variety of investment vehicles which seek to own and lease real estate. In addition, the Company competes with banks and other financial institutions, which seek to lend money to potential tenants of the Company which would allow the potential tenants to construct and own the building rather than lease a building owned by the Company.

   Employees

             On December 31, 1997, the Company employed only its President and a Senior Vice President. All other duties are performed by Bank employees pursuant to the Management Agreement.

                           Consumer Products Business

             (a) Middleton Doll. Middleton Doll, located in Belpre, Ohio, is a 51% owned subsidiary of BMIC and manufactures and distributes vinyl dolls. Middleton Doll uses a three step process to manufacture its dolls that include: (1) molding liquid vinyl to create the various body parts of its dolls; (2) inserting weighted pellets on the inside of the dolls to give the dolls the specified weight and (3) dressing the dolls in various clothing and accessories.

             Although it has one retail location, Middleton Doll does not sell directly to the retail market. The majority of its dealers are small independent owned stores and specialty shops that are located in shopping malls, plazas, freestanding buildings and various other locations. Middleton Doll uses a database of approximately 1,700 to 2,000 stores to target potential customers. In addition, Middleton Doll sells directly to a limited number of large retailers. In particular, it sells its dolls to approximately 600 J.C. Penney stores.

             Middleton Doll sells its products throughout the United States. It competes with various other doll manufacturers including: Madam Alexander, LL Nickerbocker, Ashton Drake and Pleasant Company. Middleton Doll's strategy for future growth is to expand its channels of distribution and its product lines. Middleton Doll purchases liquid vinyl and weighted pellets from a number of suppliers in the United States and its principal source of clothing and accessories is the Far East and considers such items to be available from a number of sources.

             Middleton Doll plans to expand its physical plant and distribution during 1998.

             (b) License Products. License Products is a 51% owned subsidiary of BMIC. License Products, located in New Berlin, Wisconsin, designs, manufactures and markets a selection of clocks under four different brand names. It sells its products through more than 100 field sales representatives that are associated with eleven geographically placed sales agencies and sells directly to high volume retailers.

             (c) Employees. The Consumer Products Business employs approximately 135 persons.

             (d) Seasonality. The Consumer Products Business tends to be seasonal with the strongest months being September, October and November.

             (e) Large Customers. Middleton Doll had one customer, J.C. Penney, that accounted for approximately 17% of its total revenues for fiscal 1997.

             (f) Backlog. The backlog of the Consumer Products Business was approximately $500,000 as of December 31, 1997, all of which should be filled during 1998.

   Segment Information

        Financial information concerning the Company's business segments is incorporated by reference in Note 17 to the Company's consolidated financial statements on page 41 herein.

   Executive Officers

             George R. Schonath, 56, has served as Chief Executive Officer of the Company since 1983 and President since July 1997. Mr. Schonath has also served as President and Chief Executive Officer of InvestorsBancorp, Inc. and the Bank since they were established in 1997. Until July, 1997, he served as a director (since 1980) and Chairman of the Board (since
   1983) of the Company.

             Jon McGlocklin, 54, has served as a Senior Vice President of the Company since July 1997. Mr. McGlocklin has also served as Senior Vice President and Secretary of InvestorsBancorp, Inc. and Senior Vice President of the Bank since they were established in 1997. He has also served as President of Healy Manufacturing, Inc., Menomonee Falls, Wisconsin, since 1997, and as an announcer for the Milwaukee Bucks since 1976. Until July 1997, he served as a director (since 1980) and President (since 1991) of the Company.

             Susan J. Hauke, 32, has been the Company's Vice
   President - Finance, Secretary and Treasurer since 1997. In 1997, Ms. Hauke was also appointed Controller, Vice President - Finance and Assistant Secretary of InvestorsBancorp, Inc., and Controller, Vice President-Finance, Secretary and Treasurer of the Bank. From 1991 until 1997, Ms. Hauke served as Controller for the Company, and was a senior accountant at Price Waterhouse LLP before joining the Company.

             Scott J. Russell, 38, has been a Senior Vice President of the Company since 1997 and InvestorsBancorp, Inc. since February 1998 and a Senior Vice President and Lending Officer of the Bank since 1997. From 1994 until 1997, Mr. Russell served as a Vice President of the Company and was a corporate banker with the Bank of Tokyo, Chicago, Illinois, prior to joining the Company.

   Item 2.   Properties

             BMCC leases an approximately 16,000 square feet building from Bando McGlocklin Real Estate Investment Corporation, a related party. The term of the lease expires March 31, 2007 with the option to extend for five years to March 31, 2012. The monthly rent is variable based upon LIBOR interest rates. BMCC subleases approximately 11,200 square feet of a building, of which approximately 4,750 square feet is subleased to the Bank and approximately 6,450 is subleased to two other subleasors. Each sublease has a one year term.

             Middleton Doll owns an approximately 36,000 square feet building that serves as its headquarters and manufacturing facility located at 1301 Washington Boulevard, Belpre, Ohio. The building is a one-story retail, office and warehouse. In addition, Middleton Doll leases approximately 40,000 square feet warehouse in Belpre, Ohio which it uses to store raw material and finished goods.

             License Products leases approximately 9,500 square feet in a multi-tenant building located at 16200 West Rogers Drive, New Berlin, Wisconsin at a monthly rental rate of $3,790. The term of the lease is month-to-month.

   Item 3.   Legal Proceedings

             As of the date of this filing, neither the Company nor any of its subsidiaries is a party to any legal proceedings, the adverse outcome of which, in management's opinion, would have a material effect on the Company's results of operations or financial position.

   Item 4.   Submission of Matters to a Vote of Security Holders

             No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                     Part II

   Item 5.   Market for Common Equity and Related Stockholder Matters

             The common stock of the Company is traded on The Nasdaq Stock Market under the symbol BMCC.

             The table below represents the high and low sales prices for the Company common stock as reported on The Nasdaq Stock Market and cash dividends paid per share for fiscal 1997 and 1996:

                                                        Cash
                                                      Dividends
                                   Common Stock       per share
               1997              High       Low

               First Quarter    $13.50    $11.25            -
               Second Quarter   $14.25    $11.25           0.18
               Third Quarter    $14.75     $8.625          0.18
               Fourth Quarter   $13.00     $8.75           0.18

               1996              High       Low

               First Quarter    $13.00    $10.50           0.24
               Second Quarter   $12.00    $10.00           0.24
               Third Quarter    $12.25    $10.00           0.24
               Fourth Quarter   $12.50    $10.25           0.755

             As of March 20, 1998, there were approximately 1,200 shareholders of record of the Company's common stock.

   Item 6.   Selected Financial Data (In thousands, except per share data)

             The following table sets forth certain Selected Consolidated Financial Data for the periods and as of the dates indicated:

                           Twelve       Six     Twelve months ended June 30,
                           months      months
                           ended       ended
                          December    December
                          31, 1997    31, 1996       1996           1995

    (In thousands, except per share data)

    Total Revenues        $ 30,984    $ 10,940     $ 10,617     $ 11,738
    Net Income               3,506       1,142        3,130        3,208
    Total Assets           140,337      79,519       85,379(1)    91,033(1)
    Total Liabilities      111,002      46,370       50,285(1)    52,823(1)
    Basic Earnings Per
      Share                  $0.95       $0.31        $0.82        $0.82

    (1)  Unaudited and restated.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (for the fiscal years ended December 31, 1997 and June 30, 1996 and 1995)

   GENERAL

             The following discussion provides additional analysis of the financial statements presented in Item 8. Financial Statement and Supplementary Data and should be read in conjunction with this information.

             Amounts presented as of December 31, 1997 and December 31, 1996 and for the twelve months ended December 31, 1997 and the six months ended December 31, 1996 include the consolidation of the operations of the following companies: Bando McGlocklin Capital Corporation (the "Company"); Bando McGlocklin Small Business Lending Corporation ("BMSBLC"), a 100% owned subsidiary of the Company; Bando McGlocklin Investment Corporation ("BMIC"), a 99%-owned subsidiary of the Company; Lee Middleton Original Doll, Inc. ("Middleton Doll") and License Products, Inc. ("License Products"), 51%-owned subsidiaries. The twelve months ended June 30, 1996 and June 30, 1995 and the six months ended December 31, 1995 include the consolidation of the operations of the following companies: the Company; BMSBLC and BMIC, 100%-owned subsidiaries of the Company; and License Products, a 51%-owned subsidiary of the Company. The Company has owned 49% of Middleton Doll since 1993; the acquisition of an additional two percent of Middleton Doll was completed at the end of June 1996. Prior to this acquisition, Middleton Doll was accounted for on the equity method.

             The 1996 and 1995 reporting periods reflect the Company's financial statements on a restated basis. Prior to January 2, 1997, the Company and BMSBLC were registered investment companies, and therefore they did not consolidate BMIC, Middleton Doll and License Products, which were not registered investment companies. The 1997, 1996 and 1995 consolidated financial position and results of operations and cash flows include the accounts of the Company and its 51% or greater owned subsidiaries and are offset by the minority interest in BMIC's, Middleton Doll's and License Products' ownership, as applicable.

                              RESULTS OF OPERATIONS

   For the Twelve Months Ended December 31, 1997 and June 30, 1996

             The Company's net income after income taxes and minority interest for the twelve months ended December 31, 1997 equaled $3.5 million or $0.95 per share as compared to $3.1 million or $0.82 per share for the twelve months ended June 30, 1996, a 13% increase.

             Total revenues for the twelve months ended December 31, 1997 increased 192% to $31.0 million compared to $10.6 million for the twelve months ended June 30, 1996. This increase is primarily due to the consolidation of Middleton Doll's sales of $17.7 million for the twelve months ended December 31, 1997. The acquisition of an additional two percent of Middleton Doll was completed at the end of June 1996; previously it was accounted for on the equity method and was not consolidated in the financial statements. Primarily as a result of the change in accounting for Middleton Doll, sales increased by $17.3 million. Middleton Doll's sales of $17.7 million were offset by a decrease in License Products' sales of $0.4 million for the twelve months ended December 31, 1997.

             Interest on loans increased $2.6 million for the twelve months ended December 31, 1997 as a result of the new loans and the repurchase of loans that were previously sold to a third party. Average loans under management increased $5.7 million to $136.9 million for the twelve months ended December 31, 1997, compared to $131.2 million for the twelve months ended June 30, 1996. However, the increase in interest income as a result of buying back loans is reduced by the decreasing yield on the portfolio of loans due to the market's competitive pricing. The average prime rate of 8.44% was slightly lower for the twelve months ended December 31, 1997 compared to 8.52% for the twelve months ended June 30, 1996.

             The remaining $0.5 million increase in total revenues during 1997 was a result of receiving $0.5 million from an executive's life insurance policy where BMCC was the beneficiary. This is non-recurring income for 1997.

             Total operating expenses for the twelve months ended December 31, 1997 increased 215% to $24.9 million compared to $7.9 million for the year ended June 30, 1996. The consolidation of the Middleton Doll operations was responsible for $13.3 million or 78% of the increase. License Products' operating expenses decreased $0.3 million for the twelve months ended December 31, 1997 compared to the twelve months ended June 30, 1996.

             Interest expense increased 106% to $7.0 million from $3.4 million for the twelve months ended December 31, 1997 and June 30, 1996, respectively. Interest expense increased for the twelve months ended December 31, 1997 as a result of the repurchase of loans by BMSBLC. Those repurchased loans were funded with new debt. This repurchase had no impact on net operating income as both interest income and interest expense increased by the same amount. Interest expense, which is offset by swap income, increased by $0.2 million for the twelve months ended December 31, 1997 because of a decline in swap income due to some investment swaps maturing and no new ones being entered into.

             The remaining $0.4 million increase in expenses over the corresponding prior period are non-recurring expenses, of which $0.1 million is the result of a salary adjustment and $0.3 million are restructuring expenses of the Company, including legal and accounting fees, salaries and other miscellaneous expenses. Beginning in September of 1997, certain operating expenses were allocated based on a Management Services and Allocation of Operating Expenses Agreement between the Company and the Bank. The effect of such agreement will be to reduce the level of operating expenses in the Company.

             As a result of the change in accounting for Middleton Doll, equity earnings in this subsidiary decreased $0.4 million for the twelve months ended December 31, 1997.

             The minority interest ownership in the net earnings of Middleton Doll and the net consolidated earnings of BMIC has reduced the Company's consolidated net income by $1.0 million for the year ended December 31, 1997. Also, the Company's December 31, 1997 consolidated net income for the year has been reduced by $1.6 million as an income tax provision for Middleton Doll.

   For the Twelve Months Ended June 30, 1996 and 1995

             The Company's net income after income taxes and minority interest for the twelve months ended June 30, 1996 equaled $3.1 million or $0.82 per share as compared to $3.2 million or $0.82 per share for the twelve months ended June 30, 1995, a 3% decrease.

             Total revenues for the twelve months ended June 30, 1996 decreased 9% to $10.6 million compared to $11.7 million for the twelve months ended June 30, 1995. Interest on loans decreased $1.6 million as a result of the Company selling loans to a third party, offsetting the increase in new loans. Average loans under management increased $15.3 million to $131.2 million for the twelve months ended June 30, 1996 from $115.9 million for the twelve months ended June 30, 1995. Offsetting the decrease in interest income is an increase of $0.5 million in License Products' sales.

             Total operating expenses for the twelve months ended June 30, 1996 decreased 6% to $7.9 million compared to $8.4 million for the twelve months ended June 30, 1995. Interest expense for the twelve months ended June 30, 1996 decreased 39% to $3.4 million compared to $5.6 million for the twelve months ended June 30, 1995. Interest expense decreased by $1.6 million as a result of the sale of loans by BMSBLC to third parties. This sale had no impact on net operating income as both interest income and interest expense decreased by the same amount. Interest expense, which is offset by swap income, decreased by $0.6 million for the twelve months ended June 30, 1996 because of an increase in swap income due to the Company's investment swaps and more favorable LIBOR rates.

             Cost of goods sold for the twelve months ended June 30, 1996 increased $0.3 million as a result of License Products' increased sales. Salaries and employee benefits increased $0.2 million as a result of a supplemental benefit paid to executive officers and $0.2 million as a result of salary increases and additional staff. The change in loan loss reserve was a reduced benefit of $0.1 million as a result of reducing the reserve during 1995 because of a change in status on a loan. The expense resulting from the change in appreciation on investment swaps increased $2.2 million for the twelve months ending June 30, 1996. No new investment swaps were entered into during fiscal 1996. Realized losses decreased $2.0 million as a result of minimal realized losses during fiscal 1996. License Products had an increase of other operating expenses of $0.5 million for the twelve months ended June 30, 1996. The remaining $0.2 million increase in other operating expenses for the twelve months ended June 30, 1996 is a non-recurring expense for prepayment of a long-term debt obligation.

             Equity earnings in subsidiary increased $0.5 million due to Middleton Doll's increased profits during the twelve months ended June 30, 1996.

   For the Six Months Ended December 31, 1996 and December 31, 1995.

             The Company's net income after income taxes and minority interest for the six months ended December 31, 1996 equaled $1.1 million or $0.31 per share compared to $1.8 million or $0.47 per share for the six months ended December 31, 1995, a 39% decrease.

             Total revenues for the six months ended December 31, 1996 increased 91% to $10.9 million compared to $5.7 million for the six months ended December 31, 1995. The increase is primarily due to the consolidation of Middleton Doll's sales of $6.3 million for the six months ended December 31, 1996. The acquisition of an additional two percent of Middleton Doll was completed at the end of June 1996. For the six months ended December 31, 1995 Middleton Doll was accounted for on the equity method and was not consolidated in the financial statements. As a result of the change in accounting for Middleton Doll, sales increased $6.3 million. License Products' sales for the six months ended December 31, 1996 decreased $0.1 million compared to the six months ended December 31, 1995.

             Interest on loans for the six months ended December 31, 1996 decreased $1.0 million as compared to the six months ended December 31, 1995. The decrease was the result of declining interest rates and loans sold. The average prime rate for the six months ended December 31, 1996 decreased to 8.25% from 8.74%. The decrease in interest income is offset by the $1.0 million decrease in interest expense as a result of the declining interest rates and loans sold. Average loans under management for the six months ended December 31, 1996 increased $8.7 million to $137.8 million compared to $129.1 million for the six months ended December 31, 1995. Increase in interest income as a result of the increase in loans under management was offset by the decrease in the prime rate and the sale of loans to third parties.

             Total operating expenses for the six months ended December 31, 1996 increased 105% to $8.4 million compared to $4.1 million for the six months ended December 31, 1995. The consolidation of the Middleton Doll operations resulted in $4.4 million of the increase. License Products' operating expenses decreased by $0.2 million for the six months ended December 31, 1996 compared to the six months ended December 31, 1995.

             Interest expense for the six months ended December 31, 1996 decreased 48% to $1.1 million from $2.1 million. The decrease in interest expense is the result of declining interest rates and loans sold as noted above. Interest expense, which is offset by swap income, decreased
   $0.6 million because of the increase in swap income due to LIBOR rates decreasing as the prime rate decreases.

             The change in loan loss reserve was an increase of $0.4 million in operating expenses as a result of increasing the general reserve during the six months ended December 31, 1996. The expense resulting from the change in appreciation on investment swaps increased $0.4 million for the six months ended December 31, 1996. The remaining $0.3 million increase in other operating expenses for the six months ended December 31, 1996 compared to the six months ended December 31, 1995 were non-recurring expenses, of which $0.2 million relates to a prepayment of a long-term obligation and $0.1 million relates to professional fees incurred during the Company's restructuring.

             As a result of the change in accounting for Middleton Doll, equity earnings in subsidiary decreased $0.2 million for the six months ended December 31, 1996.

             The Company's consolidated net income for the six months ended December 31, 1996 has been reduced by the minority interest ownership in the net earnings of Middleton Doll, which have been consolidated by the Company. The minority interest in earnings of Middleton Doll equaled $0.6
   million for the six months ended December 31, 1996.   Also, the Company's
   December 31, 1996 consolidated net income has been reduced by $0.8 million as an income tax provision for Middleton Doll.

   Liquidity and Capital Resources

             Total investment in loans and loan-backed certificates on the balance sheet increased $59.5 million, or 83% to $131.0 million at
   December 31, 1997 from $71.5 million at December 31, 1996.   During the
   twelve months ending December 31, 1997 the Company repurchased $49.6 million of loans previously sold to a third party and made new loans of $53.7 million. The increase in loans on the balance sheet was primarily financed through secured borrowings. As a result of the repurchasing of loans, retained loan discount and excess servicing asset decreased by $1.4 million and $1.5 million, respectively, for fiscal 1997 compared to fiscal 1996. The Company also collected $43.8 million of principal payments on loans on the balance sheet and collected $13.4 million of principal payments on loans that were sold to third parties. The Company's loans under management decreased to $135.5 million as of December 31, 1997 from $138.9 million as of December 31, 1996.

             Cash and short-term securities decreased to $0.2 million at December 31, 1997 from $1.3 million at December 31, 1996.

             Accounts receivable increased to $2.0 million at December 31, 1997 from $1.1 million at December 31, 1996. An increase of $0.8 million resulted from Middleton Doll's increased sales volume; the remaining $0.1 million resulted from License Products' increased sales volume.

             Inventory is up $1.6 million at December 31, 1997 as compared to December 31, 1996. An increase of $1.2 million resulted from Middleton Doll's anticipated sales and $0.4 million resulted from License Products' anticipated sales in a new merchandise line.

             Interest receivable decreased from $1.3 million to $0.9 million due to the Company sending out its invoices sooner and receiving more loan payments by the end of the month.

             Fixed assets increased by $0.5 million due to a $0.4 million increase in Middleton Doll's fixed assets and a $0.1 million increase in the Company's fixed assets.

             The Company's total consolidated indebtedness at December 31, 1997 increased 148% to $107.8 million from $43.5 million as of December 31, 1996. The Company, as of December 31, 1997, had $75.3 million outstanding in long-term debt and $32.5 million outstanding in short-term borrowings compared to $12.0 million of long-term debt and $31.5 million of short-term borrowings at December 31, 1996. The $64.3 million increase in consolidated indebtedness is primarily the result of repurchasing loans previously sold to third parties and the capitalization of the bank holding company referred to below.

             On September 3, 1997, the Company capitalized InvestorsBancorp, Inc., a bank holding company with approximately $6.2 million. On September 6, 1997, the Company distributed its shares of InvestorsBancorp, Inc. to shareholders. The capitalization of the bank holding company resulted in the reduction of additional paid-in capital by $6.2 million, thereby reducing shareholders' equity from approximately $15.6 million at December 31, 1996 to approximately $10.7 million at December 31, 1997, after accounting for additions. The principal business of the Company will be management of its loan portfolio and participation in new loans with third party loan originators, including InvestorsBancorp, Inc. and possibly other banks. The Company is also expanding its real estate lending business into ownership of real property, including related buildings and improvements, for lease to small businesses. As a result of expanding its business, the Company purchased additional land of $0.3 million for two new leased buildings. The Company anticipates that adequate cash will be available to fund loans and new investments. On March 11, 1998, the Company replaced its $37.5 million short-term credit facility with a $50 million short-term credit facility. An additional $10 million long-term facility may close in the near future.

             All employees of the Company terminated their employment with the Company to become employees of InvestorsBank (the "Bank"), a wholly owned subsidiary of InvestorsBancorp, Inc., except for certain executive officers who are employees of both the Company and the Bank. The Company and the Bank entered into a Management Services and Allocation of Operating Expenses Agreement (the "Agreement"). The effect of such agreement will be to reduce the level of operating expenses in the Company. The investment and subsequent distribution of approximately $6.2 million of capital to InvestorsBancorp, Inc. is expected to lower the Company's operating income. Management is unable to measure the net impact of the Agreement and the capitalization of InvestorsBancorp, Inc. on net operating income.

   Year 2000 Compliance

             A critical issue facing the financial services industry is concern over the ability of computer systems to process year-data beyond the year 1999. This issue could affect a variety of the Company's computer systems, from its data processing systems used to process loan information to ancillary systems such as alarms and locking devices. Management has considered this issue and has attempted to ensure that the data processing and other systems used by the Company are Year 2000 compliant, and based on representations made by its vendors, management does not expect to incur material expenses in connection with upgrading its computer systems to handle Year 2000 data. Nevertheless, if not properly addressed, Year 2000 related computer issues could result in interruptions to the operations of the Company and have a material adverse effect on the Company's results of operations.

   Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

             This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
   Section 21E of the 1934 Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions guidelines, including the condition of the local real estate market, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, competition, demand for financial services in the Company's market area and accounting principles and policies. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

             Not Applicable.

   Item 8.   Financial Statement and Supplementary Data.

                      Bando McGlocklin Capital Corporation

                        Consolidated Financial Statements

                                    Contents

   Report of BDO Seidman LLP, Independent Auditors . . . . . . . . . . . . 15

   Report of Price Waterhouse LLP, Independent Accountants . . . . . . . . 16

   Consolidated Balance Sheets as of December 31, 1997 and 1996  . . . . . 17

   Consolidated Statements of Operations - For the Twelve Months Ended
      December 31, 1997 and June 30, 1996 and 1995 and six months ended December 31, 1996 and December 31, 1995 (unaudited)  . . . . . 19

   Consolidated Statement of Changes in Shareholders' Equity . . . . . . . 21

   Consolidated Statements of Cash Flows - For the Twelve Months Ended
      December 31, 1997 and June 30, 1996 and 1995 and six months ended December 31, 1996 and December 31, 1995 (unaudited)  . . . . . 22

   Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . 26

   Financial Statement Schedules

   Schedule I     -    Condensed Financial Information of Registrant . . . 46

   Schedule II    -    Valuation and Qualifying Accounts . . . . . . . . . 46

   Schedule IV    -    Mortgage Loans on Real Estate . . . . . . . . . . . 47

   To the Shareholders and Board of Directors of Bando McGlocklin Capital Corporation:

   We have audited the accompanying consolidated balance sheets of Bando McGlocklin Capital Corporation as of December 31, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended in conformity with generally accepted accounting principles. We have also audited the schedules listed in Item 8. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bando McGlocklin Capital Corporation at December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

   Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.


   BDO Seidman, LLP
   Milwaukee, Wisconsin
   March 17, 1998

   To the Shareholders and Board of Directors of Bando McGlocklin Capital Corporation:

   In our opinion, the consolidated balance sheet as of December 31, 1996 and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows for the six months ended
   December 31, 1996 and the twelve months ended June 30, 1996 and 1995 present fairly, in all material respects, the financial position, results of operations and cash flows of Bando McGlocklin Capital Corporation and its subsidiaries as of December 31, 1996 and for the six months ended December 31, 1996 and the twelve months ended June 30, 1996 and 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Bando McGlocklin Capital Corporation for any period subsequent to December 31, 1996.

   Our audits of the consolidated financial statements referred to in the preceding paragraph also included an audit of the financial statement schedules listed in the accompanying index as of December 31, 1996 and for the six months ended December 31, 1996 and the twelve months ended June 30, 1996 and 1995. In our opinion, these financial statement schedules, for the periods indicated, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

   As discussed in Note 1, prior to January 2, 1997, the Company was registered as an investment company under the Investment Company Act of 1940 ("1940 Act"). Effective January 2, 1997, the Company deregistered as an investment company under the 1940 Act. The Company continues to operate as a registrant under the Securities Act of 1933, but now reports under the Securities Exchange Act of 1934 ("1934 Act"). The financial position as of December 31, 1996 and the results of operations and cash flows for the six months ended December 31, 1996 and for the twelve months ended June 30, 1996 and June 30, 1995 have been restated as if the Company had always reported under the 1934 Act. Under the 1940 Act, certain investments were accounted for as common stock investments and stated at "fair value" as determined in good faith by the Board of Directors. Under the 1934 Act, these investments are consolidated or accounted for as equity investments, as appropriate. The format and manner of presentation of the financial statements has also been changed to conform with the reporting requirements of the 1934 Act.


   Price Waterhouse LLP
   Milwaukee, Wisconsin
   March 17, 1998

                BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

                                                       December 31,
                                                   1997           1996*
    ASSETS
    Loans                                    $131,035,245     $69,468,291
    Loan-backed certificates                            -       1,988,056
    Land                                          635,745         369,577
    Construction in progress                        4,001               -
    Less: reserve for loan losses                (450,000)       (450,000)
    Less: retained loan discount                  (48,875)     (1,482,657)
                                              -----------      ----------
        Investments                           131,176,116      69,893,267

    Excess servicing asset                         62,219       1,555,231
    Investment in swap contracts at market
      value                                       123,013         444,257
    Accounts receivable (net of allowance
      of $268,796 and $98,083 as of
      December 31, 1997 and 1996,
      respectively)                             1,958,672       1,044,777
    Inventory                                   3,280,172       1,700,814
    Interest receivable                           860,347       1,348,860
    Cash                                          197,576       1,337,556
    Fixed assets (net of accumulated
      depreciation of $993,770 and $617,997,
      as of December 31, 1997 and 1996,
      respectively)                             2,094,398       1,549,198
    Other assets                                  584,717         645,438
                                              -----------      ----------
        Total Assets                         $140,337,230     $79,519,398
                                             ============     ===========

    LIABILITIES, MINORITY INTEREST,
    PREFERRED STOCK AND SHAREHOLDERS' EQUITY

    Commercial Paper                          $25,009,972     $21,768,394
    Notes payable to banks                      7,500,000       9,700,000
                                              -----------      ----------
        Short-term borrowings                  32,509,972      31,468,394
    State of Wisconsin Investment Board
     note payable                               6,000,000       6,666,667
    Loan participations with repurchase
     options                                   69,250,467       5,348,619
    Accounts payable                              948,075         565,803
    Other notes payable                            22,936          29,469
    Other liabilities                           2,270,441       2,290,570
                                              -----------      ----------
       Total Liabilities                      111,001,891      46,369,522

    Minority interest in subsidiaries           1,684,512         602,150
    Redeemable Preferred stock, 1 cent par
     value, 3,000,000 shares authorized in
     1997 and 1996; 674,791 shares issued
     and outstanding after deducting
     15,209 shares in treasury as of
     December 31, 1997 and 1996                16,908,025      16,908,025
    Shareholders' Equity
       Common Stock, 6 2/3 cents par value,
        15,000,000 shares authorized in 1997
        and 1996, 4,001,540 and 3,955,744
        shares issued and outstanding as of
        December 31, 1997 and 1996,
        respectively, before deducting
        shares in treasury                        266,769         263,716
       Additional paid-in capital              13,671,947      19,498,326
       Retained earnings (deficit)                656,597        (859,728)
       Treasury stock, at cost (312,438 and
       266,650 shares, as of December 31,
       1997 and 1996, respectively)            (3,852,511)     (3,262,613)
                                              -----------      ----------
    Total Shareholders' Equity                 10,742,802      15,639,701
                                              -----------      ----------
       Total Liabilities, Minority Interest,
       Preferred Stock and Shareholders'
       Equity                                $140,337,230     $79,519,398
                                             ============     ===========

   The accompanying notes are an integral part of the financial statements.

   *Restated - See Note 1.

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Twelve Months Ended
                                   December 31,              June 30,
                                   1997        1996*          1995*

    Revenues:

     Interest on loans          $11,021,265  $8,409,597     $10,058,072
     Net sales of manufacturing
     subsidiaries                19,000,778   1,702,357       1,183,165
     Interest on short-term
     securities                      83,810      83,336         103,706
     Premium (expense) income       (59,230)     78,978           8,805
     Other income                   937,737     342,959         384,573
                                 ----------  ----------      ----------
        Total Revenues           30,984,360  10,617,227      11,738,321
                                 ----------  ----------      ----------

    Expenses:
     Interest expense             6,943,304   3,399,344       5,648,895
     Cost of goods sold of
     manufacturing subsidiaries  10,381,039   1,116,876         784,131
     Salaries and employee benefits
                                  2,001,488   1,318,677         921,363
     Provision for loan loss
    reserve                           6,335     (10,501)        (72,093)
     Change in appreciation
     on investment swaps            321,244     253,796      (1,933,054)
     Realized losses                      -      20,286       2,031,928
     Other operating expenses     5,202,943   1,782,818       1,082,569
                                 ----------  ----------      ----------
        Total Expenses           24,856,353   7,881,296       8,463,739
                                 ----------  ----------      ----------
    Equity earnings (loss) in
    subsidiary                            -     358,967        (116,077)
                                 ----------  ----------      ----------
    Net operating income before
    income taxes and minority
    interest                      6,128,007   3,094,898       3,158,505

    (Provision) Benefit for income
    taxes                        (1,539,265)     35,074          49,665

    Minority interest in earnings
    of Subsidiaries              (1,082,362)          -               -
                                 ----------  ----------      ----------
    Net Income                   $3,506,380  $3,129,972      $3,208,170
                                 ==========  ==========      ==========

    Basic Earnings Per Share          $0.95       $0.82           $0.82
                                      =====       =====           =====
    Diluted Earnings Per Share        $0.95       $0.82           $0.81
                                      =====       =====           =====

   The accompanying notes are an integral part of the financial statements. *Restated - See Note 1.

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

                                               Six Months Ended
                                                   December 31, December 31,
                                                      1996*        1995*
                                                                 (Unaudited)
    Revenues:
      Interest on loans                               $3,579,266  $4,547,651
      Net sales of manufacturing subsidiaries          7,226,130   1,049,870
      Interest on short-term securities                   43,452      50,958
      Premium (expense) income                           (15,209)     12,994
      Other income                                       105,951      64,230
                                                      ----------   ---------
        Total Revenues                                10,939,590   5,725,703
                                                      ----------   ---------
    Expenses:
      Interest expense                                 1,120,882   2,133,830
      Cost of goods sold of
       manufacturing subsidiaries                      3,413,772     717,731
      Salaries and employee benefits                     931,908     635,381
      Provision for loan loss reserve                    411,209     (10,501)
      Change in appreciation on investment swaps         263,345    (104,659)
      Realized losses                                          -       4,360
      Other operating expenses                         2,238,881     677,970
                                                      ----------   ---------
        Total Expenses                                 8,379,997   4,054,112
                                                      ----------   ---------
    Equity earnings in subsidiary                              -     176,760
                                                      ----------   ---------
    Net operating income before income
     taxes and minority interest                       2,559,593   1,848,351
                                                      ----------   ---------
    Provision for income taxes                          (844,262)          -

    Minority interest in earnings of subsidiaries       (573,371)          -
                                                      ----------   ---------
    Net Income                                        $1,141,960  $1,848,351
                                                      ==========  ==========
    Basic Earnings Per Share                               $0.31       $0.47
                                                           =====       =====
    Diluted Earnings Per Share                             $0.31       $0.47
                                                           =====       =====

   The accompanying notes are an integral part of the financial statements.

   *Restated - See Note 1.

                            CONSOLIDATED STATEMENT OF CHANGES IN
                                  SHAREHOLDERS' EQUITY

                                    Additional      Retained
                         Common      Paid-in        Earnings      Treasury
                         Stock       Capital       (Deficit)        Stock
   BALANCE,
    June 30, 1994*      $ 261,590   $24,076,784   $(1,870,811)   $        -
   Proceeds from
   exercise of
    stock options           1,078       113,179             -             -
   Purchase of treasury
    stock                       -             -             -      (566,250)
   Net income                   -             -     3,208,170             -
   Cash dividends on
    common stock                -    (2,436,610)   (1,484,634)            -
   BALANCE,
    June 30, 1995*        262,668    21,753,353      (147,275)     (566,250)
   Proceeds from
    exercise of
    stock options           1,048       109,712             -             -
   Purchase of
   treasury stock               -             -             -    (2,696,363)
   Net income                   -             -     3,129,972             -
   Cash dividends
   on common stock              -      (156,560)   (3,521,916)            -
   BALANCE,
    June 30, 1996*        263,716    21,706,505      (539,219)   (3,262,613)
   Net income                   -             -     1,141,960             -
   Cash dividends
   on common stock              -    (2,208,179)   (1,462,469)            -
   BALANCE,
    December 31, 1996*    263,716    19,498,326      (859,728)   (3,262,613)
   Proceeds from
   exercise of stock
   options                  3,053       333,621             -             -
   Purchase of
   treasury stock               -             -             -      (589,898)
   Net income                   -             -     3,506,380             -
   Cash dividends
   on common stock              -             -    (1,990,055)            -
   Capitalization of
   InvestorsBancorp, Inc.       -    (6,160,000)            -             -
   BALANCE,
    December 31, 1997    $266,769   $13,671,947     $ 656,597   $(3,852,511)


   The accompanying notes are an integral part of the financial statements.

                             *Restated - See Note 1.

             BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Twelve Months Ended
                                          December 31,          June 30,
                                          1997         1996*        1995*
   Cash Flows from Operating
    Activities:
    Net income                        $ 3,506,380   $3,129,972  $ 3,208,170
    Adjustments to reconcile net
     income to net cash (used)
     provided by operating
     activities:
      Change in appreciation on
       investment swaps                   321,244      253,796  (1,933,054)
      Provision for loan loss
       reserve                              6,335     (10,501)     (72,093)
      Amortization                         92,169       86,739       92,169
      Depreciation                        375,773       54,348       48,493
      Equity (earnings) loss in
       subsidiary                               -    (358,967)      116,077
      Change in minority interest
       in subsidiaries                  1,082,362            -            -
    Increase (decrease) in cash
     due to changes in:
      Accounts receivable               (913,895)      228,597    (316,695)
      Inventory                       (1,579,358)        7,686    (109,712)
      Interest receivable                 488,513     (95,000)    (276,339)
      Other assets                       (31,448)     (90,303)    (171,767)
      Accounts payable                    382,272      143,398       70,678
      Other liabilities                   (20,129)    (288,946)      24,906
   Net Cash Provided by Operations      3,710,218    3,060,819      680,833
   Cash Flows from Investing
    Activities:
    Loans made                         (53,759,887) (42,745,527) (39,318,018)
    Principal collected on loans       43,821,836   23,881,211   23,586,361
    Loans sold                                  -   28,087,037   33,644,334
    Certificate purchased from
     trust                                      -  (1,213,315)  (1,294,198)
    Premium expense (income) - net         59,230     (78,978)      (8,805)
    Loans purchased                   (49,647,182)            -          -
    Land purchased and
     construction in progress           (399,844)            -           -
    Purchase of fixed assets            (920,973)    (272,318)     (36,705)
    Real Estate sold                      129,675      557,073      308,750
    Purchase of short-term
     securities                                 -  (1,439,255)            -
    Proceeds from maturity of
     securities                                 -            -   15,652,000
    Consolidation of Middleton
     Doll                                       -      400,325            -
   Net Cash (Used) Provided by
    Investing Activities             (60,717,145)    7,176,253   32,533,719


   The accompanying notes are an integral part of the financial statements.

                             *Restated - See Note 1.

             BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                              Twelve Months Ended
                                          December 31, June 30,
                                       1997              1996*         1995*
   Cash Flows from Financing
    Activities:
    Increase (decrease) in
     short-term borrowings            $1,041,578    $  (3,435)  $(9,024,189)
    Proceeds from loan
     participations with
     repurchase options   net         63,901,848     3,983,990             -
    Repayment of SWIB note             (666,667)   (7,333,334)   (1,333,333)
    Repayment of SBA debenture                 -             -     (560,000)
    Decrease in other notes
     payable                             (6,533)             -  (17,600,000)
    Capitalization and
     distribution of
     InvestorsBank                   (6,160,000)             -             -

    Dividends paid                   (1,990,055)   (3,678,476)   (3,921,244)
    Proceeds from exercise
     of stock options                    336,674       110,760       114,257
    Repurchase of common stock         (589,898)   (2,696,363)     (566,250)
    Repurchase of preferred
     stock                                     -             -     (341,975)
   Net Cash Provided (Used) in
    Financing Activities              55,866,947   (9,616,858)  (33,232,734)
   Net (decrease) increase in
    cash                             (1,139,980)       620,214      (18,182)
   Cash, beginning of year             1,337,556       106,717       124,899
   Cash, end of year                  $  197,576     $ 726,931    $  106,717

   Supplemental Disclosure of
    Cash Flow Information:

   Interest paid                      $7,113,282    $3,680,381    $5,373,395
   Taxes paid                          1,179,023             -             -


   The accompanying notes are an integral part of the financial statements.

                             *Restated - See Note 1.

          BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Six Months Ended December 31,

                                                                       1995*
                                                         1996*   (Unaudited)
    Cash Flows from Operating Activities:
      Net income                                    $1,141,960    $1,848,351
      Adjustments to reconcile net income to
        net cash (used) provided by operating
        activities:
        Change in appreciation on investment
         swaps                                         263,345     (104,659)
        Provision for loan loss reserve                411,209      (10,501)
        Amortization                                    96,743        92,169
        Depreciation                                    77,537        46,326
        Equity earnings in subsidiary                        -     (176,760)
        Change in minority interest in
         subsidiaries                                  573,371             -
        Other                                           10,533             -
    Increase (decrease) in cash due to
     changes in:
      Accounts receivable                            (270,315)       346,458
      Inventory                                      (580,662)      (14,520)
      Interest receivable                             (71,189)      (66,960)
      Other assets                                       1,377     (269,452)
      Accounts payable                                  76,989      (65,046)
      Other liabilities                                538,321       753,003

    Net Cash Provided by Operations                  2,269,219     2,378,409

    Cash Flows from Investing Activities:
      Loans made                                  (23,729,026)  (23,003,932)
      Principal collected on loans                  13,600,355    14,094,074
      Loans sold                                    15,140,783    15,400,490
      Certificate purchased from trust                       -   (1,213,315)
      Premium expense (income) - net                    15,209      (12,994)
      Purchase of fixed assets                       (314,166)      (74,164)
      Real estate sold                                       -        74,575
      Purchase of short-term securities                      -   (1,442,778)
      Proceeds from maturity of securities           1,829,255             -

    Net Cash Provided by Investing Activities        6,542,410     3,821,956


    Cash Flows from Financing Activities:
     Increase (decrease) in short-term
      borrowings                                    $7,179,507  $(1,632,110)
     Proceeds from loan participations
      with repurchase options   net                  1,364,629             -
     Repayment of SWIB note                          (333,333)     (666,667)
     Repayment of SBA debenture                   (12,620,000)             -
     Decrease in other notes payable                 (121,159)             -
     Dividends paid                                (3,670,648)   (1,876,173)
     Proceeds from exercise of stock options                 -       110,760
     Repurchase of common stock                              -   (1,234,045)
    Net Cash Used in Financing Activities          (8,201,004)   (5,298,235)
    Net increase in cash                               610,625       902,130

    Cash, beginning of period                          726,931       106,717
    Cash, end of period                             $1,337,556    $1,008,847

    Supplemental Disclosure of
     Cash Flow Information:
    Interest paid                                 $  1,779,092  $  2,004,408
    Taxes paid                                         903,202             -


   The accompanying notes are an integral part of the financial statements.

   *Restated - See Note 1.

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   NATURE OF BUSINESS - Bando McGlocklin Capital Corporation (the "Company'), was originally incorporated in February 1980 to provide long-term secured loans to finance the growth, expansion and modernization of small businesses.

   On March 26, 1993, the Company completed the formation of a holding company structure by transferring substantially all of its assets and liabilities to Bando McGlocklin Small Business Lending Corporation ("BMSBLC"), a wholly owned subsidiary of the Company. At the close of the day on December 31, 1996, BMSBLC surrendered its Small Business Administration ("SBA") license. BMSBLC was formerly known as Bando McGlocklin Small Business Investment Corporation; the entity formerly known as BMSBLC was liquidated on December 1, 1996.

   On May 5, 1993, the Company formed Bando McGlocklin Investment Corporation ("BMIC"), a subsidiary of the Company. In May 1993, a partially developed real estate parcel was transferred to BMIC. In December 1996, one percent of the economic interest in BMIC was sold to an unrelated party. In January 1997, this one percent interest was sold by the unrelated party to an officer of the Company and he received 100% of the voting stock of BMIC by the Company. In 1997, BMSBLC contributed its ownership interest in Lee Middleton Original Doll, Inc. ("Middleton Doll") and License Products, Inc. ("License Products"), both 51% owned subsidiaries engaged in the manufacturing business, to BMIC.

   Middleton Doll, located in Belpre, Ohio, manufactures and distributes vinyl dolls that are considered collectors' dolls. License Products, located in New Berlin, Wisconsin, designs, manufactures and markets a selection of clocks under four different brand names.

   Prior to January 2, 1997, the Company and BMSBLC were registered as investment companies under the Investment Company Act of 1940 ("1940 Act"). Effective January 2, 1997, the Company and BMSBLC deregistered as investment companies under the 1940 Act. The Company continues to operate as a registrant under the Securities Act of 1933, but now reports under the Securities Exchange Act of 1934 ("1934 Act"). The balance sheet as of December 31, 1996 and the statements of operations and cash flows for the six months ended December 31, 1996 and December 31, 1995 and for the twelve months ended June 30, 1996 and June 30, 1995 have been restated as if the Company had always reported under the 1934 Act. Under the 1940 Act, the investments in BMIC, Middleton Doll and License Products were accounted for as common stock investments and stated at "fair value" as determined in good faith by the Board of Directors. Under the 1934 Act, these three investments are consolidated or accounted for as equity investments, as appropriate. The format and manner of presentation of the financial statements has also been changed to conform with the reporting requirements of the 1934 Act. (See Note 3).

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

   PRINCIPLES OF CONSOLIDATION - The consolidated financial statements as of December 31, 1997 and December 31, 1996 and for the twelve months ended December 31, 1997 and the six months ended December 31, 1996 include the accounts of the Company, BMSBLC, BMIC, Middleton Doll and License Products. During the twelve months ended June 30, 1996 and June 30, 1995 and for the six months ended December 31, 1995, the Company owned only 49% of Middleton Doll and as a result during this period the investment is accounted for on the equity method and is not consolidated. In late June 1996, BMCC acquired an additional 2% interest in Middleton Doll and, therefore, the balance sheet of Middleton Doll was consolidated as of June 30, 1996. All significant intercompany accounts and transactions have been eliminated in consolidation.

   TREASURY STOCK - Preferred stock has been reduced by the cost of shares acquired for treasury. The common treasury stock is shown as a reduction in shareholders' equity at cost.

   INVESTMENT VALUATION - The Company's investment swap contracts are valued at current market value. Loans and loan-backed certificates are stated at unpaid principal balance unless loss reserves are considered necessary. Land owned is stated at the lower of cost or net realizable value.

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

   ACCOUNTS RECEIVABLE - Accounts receivable represent sales on credit made by Middleton Doll and License Products, net of an allowance for doubtful accounts.

   INVENTORY - Inventories of Middleton Doll and License Products are valued at the lower of cost or market. Middleton Doll and License Products utilize the average cost method to determine cost. The components of inventory are as follows:

                                           December 31,
                                      1997             1996

    Raw materials               $ 1,975,002       $1,138,440
    Work in process                 282,484          170,779
    Finished goods                1,230,298          517,951
    Inventory reserve              (207,612)        (126,356)
            Total                $3,280,172       $1,700,814


   FIXED ASSETS - Fixed assets primarily represent manufacturing property, plant and equipment of Middleton Doll and License Products. Fixed assets are stated at cost and are depreciated using the straight-line method for financial statement purposes and accelerated methods for income tax purposes. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are added to the plant and equipment accounts. The major classes of fixed assets are as follows:

                                          December 31,
                                    1997               1996

    Land                       $   173,590       $   173,590
    Building                       698,876           694,360
    Furniture & fixtures           551,838           424,118
    Machinery & equipment        1,663,864           875,127
         Total                  $3,088,168        $2,167,195

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

   INCOME TAXES - The Company and BMSBLC qualified as regulated investment companies ("RICs") meeting certain requirements under the Internal Revenue Code (the "Code") for the six months ended December 31, 1996 and the twelve months ended June 30, 1996 and 1995. As such, the Company and BMSBLC were not subject to income tax on investment company taxable income which had been distributed to shareholders. Subsequent to December 31, 1996, the Company intends to qualify as a real estate investment trust ("REIT") under the code. Under REIT status, the Company, together with its qualified REIT subsidiary, BMSBLC, will continue to not be subject to income tax on taxable income which is distributed to shareholders. Due to the change in status, the Company has changed its year end to December 31 for both tax and financial reporting purposes.

   In order to qualify as a REIT under the Code, the Company, together with its qualified REIT subsidiary, among other requirements, must meet certain annual income and quarterly asset diversification tests including not holding the securities of any one issuer valued at more than 5% of total assets, and not holding more than 10% of the outstanding voting securities of any one issuer.

   For the non-qualified REIT subsidiaries of the Company, taxes are provided using the liability approach which generally requires that deferred income taxes be recognized when assets and liabilities have different values for financial statement and tax reporting purposes.

   During the year ended June 30, 1995, the Company made payments to modify the terms of certain investment swap contracts which resulted in a $2,031,928 realized loss for financial statement purposes. For tax purposes, the realized loss has been amortized through 1997. As a result, ordinary taxable income was reduced by $223,911 for the 12 months ended December 31, 1997, $355,721 for the six months ended December 31, 1996 and $820,598 and $631,698 for the years ended June 30, 1996 and 1995, respectively.

   NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

   NOTE 2 - INVESTORSBANCORP, INC.

   InvestorsBancorp, Inc. is a bank holding company that was incorporated on June 12, 1996 and capitalized on September 3, 1997 primarily by the Company. The Company distributed all of its outstanding shares of InvestorsBancorp, Inc. to its shareholders on September 6, 1997 to shareholders of record on September 5, 1997.

   InvestorsBank (the "Bank") is a newly-organized Wisconsin chartered commercial bank with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank started providing a full range of commercial and consumer banking services on September 8, 1997.

   All employees ceased their employment with the Company on September 8, 1997 and became employees of the Bank. The officers of the Company became officers of both the Company and the Bank.

   The Company and the Bank entered into a Management Services and Allocation of Expenses Agreement (the "Agreement") on September 2, 1997. The Agreement allows the employees of the Bank to provide loan management and accounting services to the Company for a fee, payable monthly. Management fee expenses relating to the Agreement were $229,285 for the period from September 3, 1997 to December 31, 1997. Overhead expenses and rent are also shared between the two entities in accordance with the Agreement.

   NOTE 3 - RESTATEMENT

   As discussed in Note 1, previously reported amounts have been restated to reflect the Company's accounts as required under the Securities Exchange Act of 1934. The Company originally reported under the Investment Company Act of 1940. The restatement primarily reflects the consolidation of

   BMIC, Middleton Doll and License Products. The impact of these adjustments on the consolidated financial statements of the Company is as follows:

                                           Six Months
                                       December      Ended        Year Ended     Year Ended
                                          31,      December 31,     June 30,       June 30,
                                         1996         1996           1996           1995
     Total Assets
     As originally       $ 79,449,366         N/A          N/A        N/A
      reported
     As restated           79,519,398         N/A          N/A        N/A

    Total shareholders'
     equity
     As originally       $ 17,573,872         N/A          N/A        N/A
      reported
     As restated           15,639,701         N/A          N/A        N/A

    Net income
     (net operating
     income, realized
     gain on investments
     and unrealized
     appreciation/
     depreciation on
     investments in
     securities)
     As originally                $ -  $2,549,124   $3,211,556  $2,997,895
      reported
     As restated                    -   1,141,960    3,129,972   3,208,170


   NOTE 4 - LOANS

   The Company's exposure to loss in the event of nonperformance by the borrower is represented by the outstanding principal amount of the loans. Substantially all loans are fully secured by first or second mortgages on owner-occupied real estate. Approximately 95% of the Company's loan portfolio at December 31, 1997 is comprised of loans to borrowers located within the State of Wisconsin. At December 31, 1997, the Company had loans outstanding to its largest borrower totaling $12,848,595. No other individual borrower had loans outstanding exceeding $4,000,000.

   The Company routinely monitors its loan portfolio for evidence of loan impairment. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan.
   In determining the need for a loss reserve on the impaired loans, management looks to the underlying collateral. A loss reserve is established if the estimated value of the underlying collateral is insufficient to cover the impaired loan. At December 31, 1997, a loss reserve of $100,491 was recorded on impaired loans totaling $1,583,981.
   At December 31, 1996, a loss reserve of $38,791 was recorded on impaired loans totaling $1,022,434. The average impaired loan balance during the twelve months ended December 31, 1997 was $1,313,813. The accrued interest on the impaired loans totals $96,197 at December 31, 1997 and all is considered fully collectible except for approximately $18,000.

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

   The Company has made loans which have outstanding balances at December 31, 1997 of $4,428,578 to Bando McGlocklin Real Estate Investment Corporation, a related party.

   Undisbursed construction loan commitments and lines of credit totaled $6,058,052 at December 31, 1997. The Company has entered into two construction contracts totaling $2,683,644 as of December 31, 1997. In addition the Company issued letters of credit totaling $4,165,514 as of December 31, 1997.

   NOTE 5 - LOANS SOLD

   Since 1994, the Company has sold loans to third parties. During 1997 no new loans were sold to third parties. The following table summarizes the outstanding balance of loans sold.

    Principal                                   Principal
    Balance Sold at            Percentage     Balance sold at    Recourse
    Date of Sale                  Sold         December 31,      Provision
                                                   1997
    During the six months ended
     December 31, 1996:
                   $ 197,795       75%        $196,977             None

    During the year ended
     June 30, 1996:
                  $1,757,275      100%      $1,003,827             None

    During the year ended
     June 30, 1995:
                  $2,837,677     75%-80%    $  632,555             None

    During the year ended
     June 30, 1994:
                 $10,397,410       75%      $2,636,813             None


   During the twelve months ended December 31, 1997, the Company repurchased certain loans that had been sold to third parties, at unpaid principal balances totaling $41,549,621. As a result of these transactions, the excess servicing asset and retained loan discount related to the original sale were reduced $859,172 and $842,649, respectively. Premium expense of $16,523 was also recognized due to these transactions.

   The Company also sells loans with the option to repurchase them at a later date. As of December 31, 1997, the balance of loan participations with repurchase options was $69,250,467. During the twelve months ended December 31, 1997, the Company resold, with an option to repurchase, the loans referred to in the preceding paragraph at unpaid principal balances totaling $41,549,621. These sales have been accounted for as secured financings.

   For the loans sold with no recourse, the Company is susceptible to loss on the loans up to the percentage of the retained interest to the extent the underlying collateral is insufficient in the event of nonperformance by the borrower. The Company's retained interest is subordinated to the portion sold. For the loans sold with full recourse, the Company is susceptible to loss equal to the total principal balance of the loan to the extent the underlying collateral is insufficient in the event of nonperformance. No associated loss reserve has been established as of December 31, 1997 for loans which have been sold.

   Under the terms of the agreements, the Company retains servicing rights for the entire loan. (See Note 7). As servicer and provider of recourse, certain agreements require the Company to comply with various covenants, including the maintenance of net worth. As of December 31, 1997, the company was in compliance with these covenants.

   NOTE 6 - LOAN BACKED CERTIFICATES

   During the years ended June 30, 1996 and June 30, 1995, the Company sold loans to a trust, which issued two classes of certificates as noted in the table below:

    Principal Balance         A Certificate                   B Certificate
    Sold at                      Sold to       A Certificate     Sold to
    Date of Sale                Third Party    Interest Rate     Company

    For year ended June 30, 1996:
    $8,666,538                  $7,453,223          (1)         $1,213,315

    For year ended June 30, 1995:
    $6,540,358                  $5,246,160          (2)         $1,294,198

   (1) The interest rate was reset monthly based upon the 30 day London Interbank Offered Rate (LIBOR) plus one and one-half percent.
   (2) The interest rate was reset every three years based upon the three-year U.S. Treasury Bond yield plus one and one-half percent.

   On May 1, 1997 the Company repurchased all of the loans sold to the trust. The unpaid principal balances for the A and B certificates were $8,097,561 and $1,497,499, respectively. As a result of these transactions, the excess servicing asset and retained loan discount related to the original sale were reduced by $202,437 and $201,140, respectively. Premium expense of $1,297 was also recognized due to these transactions.

   NOTE 7 - EXCESS SERVICING ASSET

   The Company has retained the servicing rights on each of the loans it has sold to third parties. By retaining the right to service the loan, the Company earns an interest rate spread equal to the difference between the interest rate on the loan and the interest rate paid to the purchaser on the sold portion (this difference is referred to as the "Servicing Spread").

   The value of this excess servicing asset has been estimated based upon the present valued cash flow of the Servicing Spread after considering the effects of estimated prepayments, normal servicing fees and transaction fees. The value of the excess servicing asset is recognized as premium income at the time of the sale and is concurrently capitalized on the consolidated balance sheet. It is then amortized over the life of the loan. If actual cash flows exceed the excess servicing asset, the Company will recognize additional income in excess of the value of the excess servicing asset. A shorter loan life than that estimated at the time the excess servicing asset was established, will result in the carrying value of the excess servicing asset being written down through a charge to earnings. During 1997 no excess servicing fees were generated from the sale of loans to third parties.

   The carrying value of the excess servicing asset is analyzed quarterly by the Company to determine whether prepayment and default experience has any impact on this carrying value.

   NOTE 8 - SHORT-TERM BORROWINGS

   Commercial paper is issued for working capital purposes with maturities of up to 90 days. The average yield on commercial paper outstanding at December 31, 1997 was 6.07%.

   BMSBLC has entered into three loan agreements with certain banks. The current loan agreements provide for a maximum of $37,500,000 less the outstanding principal amount of commercial paper. Two facilities bear interest at the prime rate while the other facility bears interest at the 30-, 60- or 90-day LIBOR plus one and three-eighths percent. Interest is payable monthly, and the loan agreements expire on February 28, 1998. BMSBLC is also required to pay an availability fee to the two facilities that bear interest at the prime rate for the use of those facilities. The banks are party to an Intercreditor Agreement which grants each party a proportionate security interest in substantially all of BMSBLC's assets which are not securing long-term debt. (See Note 9.) At December 31, 1997, under these agreements, the outstanding principal balance was $7,500,000.

   Subsequent to year-end BMSBLC replaced the $37,500,000 loan agreements with a new $50,000,000 commercial paper facility. The new facility expires on April 30, 1999 and includes four participating banks.

   NOTE 9 - LONG-TERM DEBT

   Small Business Administration Debenture. This debenture had a maturity in November, 1997 and an interest rate of 10.35%. On September 3, 1996 the debenture was prepaid. A prepayment penalty of $261,234 was expensed in other operating expenses during the six month period ended December 31, 1996.

   State of Wisconsin Investment Board Notes Payable. On July 9, 1990, BMSBLC entered into an agreement with the State of Wisconsin Investment Board ("SWIB") providing for a term note of $10,000,000 bearing interest at 10.1%. This note was prepaid as of January 30, 1996. A prepayment penalty of $285,000 was expensed in other operating expenses during the year ended June 30, 1996.

   On November 7, 1991, BMSBLC borrowed an additional $10,000,000 from The State of Wisconsin Investment Board ("SWIB") pursuant to a term note which bears interest at a fixed rate of 9.05% per year through its maturity.
   The note is payable in equal quarterly installments of $166,667 with a final payment of unpaid principal due on November 7, 2006, and is secured by specific loans. At December 31, 1997, the outstanding principal balance was $6,000,000.

   Revolving Line of Credit. On August 9, 1993, BMSBLC entered into a revolving line of credit facility with a single bank providing for a maximum amount of $5,000,000. Outstanding borrowings under this facility were at the prime rate announced from time to time by such bank. Outstanding indebtedness under this facility was secured by specific loans of BMSBLC. On September 30, 1994, BMSBLC terminated this facility.

   Notes Payable to Banks. On April 12, 1994, the Company entered into a credit agreement with a bank for a maximum amount of $5,000,000 which was secured by specific loans. On September 29, 1994, the note was paid in full.

   On May 19, 1994, BMSBLC entered into an additional credit agreement with the bank for a maximum amount of $15,000,000 which was secured by specific loans. On June 28, 1995, the note was paid in full.

   The SWIB agreement and the loan agreements described in Note 8 contain restrictions on BMSBLC's new indebtedness, acquisition of its common stock, return of capital dividends, past due loans, and realized losses on loans, and require maintenance of collateral, minimum equity and loan to debt ratios, among others. As of December 31, 1997, BMSBLC is in compliance with all such requirements.

   Future annual maturities of long-term debt as of December 31, 1997 are as follows:

             December 31, 1998        $666,667
             December 31, 1999        666,666
             December 31, 2000        666,667
             December 31, 2001        666,666
             December 31, 2002        666,667
             Later Years            2,666,667
                                   $6,000,000

   Based on the borrowing rates currently available to BMSBLC for loans with similar maturities, the estimated fair market value of the long-term debt at December 31, 1997 was approximately $6.2 million.

   NOTE 10 - INTEREST RATE SWAPS

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

   In accordance with applicable accounting principles, the Company's interest rate swap agreements are held for purposes other than trading and are further classified as either hedges or as investment contracts. Both hedges and investment contracts have the potential for profit and loss. Hedges are accounted for using the designation method, which matches the swaps with the assets that are being hedged. When the designated asset matures, or is sold, extinguished or terminated, the hedge would be reclassified as an investment. Accounting principles dictate that those contracts not meeting hedge criteria be classified as investments and marked-to-market with any associated unrealized gain or loss recorded in the financial statements, whereas those contracts meeting hedge criteria are not to be classified as investments or marked-to-market in the financial statements. On December 31, 1997 and December 31, 1996, the investment contracts at market resulted in an unrealized gain of $123,013 and $444,257, respectively. The difference in the unrealized gain at December 31, 1997 and December 31, 1996 is a decrease of $321,244 recorded in the consolidated statement of operations for the twelve months ended December 31, 1997.

   The average notional amount of investment swaps outstanding during the twelve months ended December 31, 1997, June 30, 1996 and June 30, 1995, and for the six months ended December 31, 1996 was $45,750,000, $142,750,00, $152,750,000, and $124,178,570, respectively.

   Based on quoted market valuations, the estimated market value of the hedge swaps at December 31, 1997 and December 31, 1996 was approximately $1.6 million and $1.9 million, respectively.

   The following table summarizes the interest rate swap agreements in effect at December 31, 1997. No funds were borrowed or are to be repaid under these agreements:

                                                                  Current Interest
                                                                      Rates Paid
                                                                                          Original
                                     Company     Bank                                     Notional            Expiration
                  Bank               Payment     Payment     By Company     By Bank       Amount              Date
    Norwest Bank Minnesota, N.A.     Floating    Fixed       5.90625%(2)    5.29000%      $15,000,000         09/16/98
      Minneapolis, Minnesota
    First Bank National Association  Floating    Fixed       6.10838%(3)    9.20000%      $ 8,000,000(4)      06/16/99
      Minneapolis, Minnesota (1)
    LaSalle National Bank            Floating    Fixed       5.90625%(2)    6.34000%      $ 5,400,000         03/21/01
      Chicago, Illinois
    Firstar Bank Milwaukee, N.A.     Floating    Fixed       6.05469%(2)    7.43500%      $10,325,000(5)      09/28/01
      Milwaukee, Wisconsin
    LaSalle National Bank            Floating    Fixed       5.93750%(2)    7.60000%      $ 5,000,000         03/10/05
      Chicago, Illinois
    LaSalle National Bank            Floating    Fixed       5.87500%(2)    6.66000%      $ 5,250,000(6)      05/23/05
      Chicago, Illinois
    LaSalle National Bank            Floating    Fixed       5.90625%(2)    6.50000%      $ 5,000,000(7)      09/29/05
      Chicago, Illinois
    LaSalle National Bank            Floating    Fixed       5.91797%(2)    7.09000%      $12,500,000         09/05/06
      Chicago, Illinois

   (1)  Investment Swap
   (2)  Adjusted every three months to the three-month LIBOR then in effect.
   (3)  Adjusted every month to the one-month LIBOR then in effect.
   (4)  The notional amount decreases by $83,333 each quarter and was $5,083,345 at December 31, 1997; $2,333,345 of this contract was designated as a hedge; $2,750,000 was accounted for as an investment.
   (5)  The notional amount decreases by $166,667 each quarter and was $6,158,333 at December 31, 1997.
   (6)  The notional amount decreases by $100,000 each quarter and was $4,250,000 at December 31, 1997.
   (7)  The notional amount decreases by $75,000 each quarter and was $4,325,000 at December 31, 1997.



   As a result of hedge arrangements, the Company recognized a $1,193,877 and $1,382,751, $1,193,506 and $732,066 reduction in interest expense for the twelve months ended December 31, 1997, June 30, 1996 and June 30, 1995 and for the six months ended December 31, 1996, respectively. In addition, the Company recognized a $353,962, $412,129, $73,239 and $445,568 reduction in interest expense for the twelve months ended December 31, 1997, June 30, 1996 and June 30, 1995 and for the six months ended

   December 31, 1996, respectively, as a result of the investment swap contracts.

   The Company may be susceptible to risk with respect to interest rate swap agreements to the extent of nonperformance by the financial institutions participating in the interest rate swap agreements. However, the Company does not anticipate nonperformance by these counterparties.

   NOTE 11 - MANDATORILY REDEEMABLE PREFERRED STOCK

   On October 20, 1993, the Company issued 690,000 shares of Adjustable Rate Cumulative Preferred Stock, Series A in a public offering at $25.00 per share less an underwriting discount of $1.0625 per share and other issuance costs amounting to $295,221. The preferred stock is redeemable, in whole or in part at the option of the Company, on any dividend payment date during the period from July 1, 2001 to June 30, 2003 and from July 1, 2006 to June 30, 2008 at $25 per share plus accrued and unpaid dividends. Any shares of preferred stock not redeemed prior to July 1, 2008 are subject to mandatory redemption on that date by the Company at a price of $25 plus accrued dividends. Dividends on the preferred stock are paid quarterly at the annual rate of 7.625% which is subject to adjustment effective for the five year periods commencing July 1, 1998 and July 1, 2003. The adjusted dividend rate for each of the two five-year periods will be a fixed dividend rate equal to the five year treasury rate plus 300 basis points. Through December 31, 1997, the Company purchased 15,209 shares for treasury.

   Based on quoted market prices, the estimated fair market value of the preferred stock outstanding as of December 31, 1997 was approximately $16.2 million.

   NOTE 12 - RETIREMENT PLANS

   On September 8, 1997 the Company terminated its profit sharing plan and money purchase plan. The Company continues to have an employee benefit expense through the sharing of employees and expenses according to the Agreement. (See Note 2.)

   Prior to September 8, 1997 the Company maintained a profit sharing plan in accordance with Section 401(k) of the Internal Revenue Code ("the Code") and a money purchase plan covering all of its employees to provide for their retirement. Participants in the 401(k) plan had elected to have the Company make contributions to their accounts through payroll deductions ranging from 2% to 10% of the participant's total cash compensation up to the maximum amounts permitted by the Code. Contributions by the Company to the 401(k) plan were dependent both upon the Company's earnings and upon decisions made by the Compensation Committee of the Board of Directors. The Company was obligated to make contributions to its money purchase plan in amounts equal to 5% of each participant's total cash compensation. All contributions were funded annually. Expense for Company contributions to the 401(k) or money purchase plans for the twelve months ended December 31, 1997, June 30, 1996 and June 30, 1995 were $38,413, $56,407 and $47,826, respectively. In addition, the expense for the Company for the six months ended December 31, 1996 was $29,180.

   During 1997 the Company provided an additional supplemental retirement benefit for an executive officer, such benefit totaled $38,347 for the twelve months ended December 31, 1997. In the prior periods this benefit was given to two executive officers. The benefits paid during the six months ended December 31, 1996 and the fiscal year ended June 30, 1996 were $71,683 and $194,882, respectively. The Company paid nothing for the year ended June 30, 1995. The payments were made in the sole discretion of the outside members of the Board of Directors.

   NOTE 13 - STOCK OPTION PLANS

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

   Additional information relating to the Plans is shown below:

                              For the twelve months   For the twelve months    For the twelve months
    Stock Option Plans      ended December 31, 1997     ended June 30, 1996      ended June 30, 1995

                                               Average                Average                 Average
                                     Number    Option    Number of    Option    Number of     Option
                                       of       Price     Options      Price     Options       Price
                                     Options
    Options outstanding at January
    1, 1997, July 1, 1995 and 1994
    respectively                   169,424   $10.45      147,144    $ 9.92     149,551       $  8.92
      Options granted              189,450    12.90       22,500      11.00      30,000        14.50

      Options exercised            (45,796)    7.35      (15,720)      7.05     (16,157)        7.07
      Options terminated
      unexercised                 (107,208)   11.70            -          -     (16,250)       12.00

    Options outstanding at
    December 31, 1997, June 30,
    1996 and June 30, 1995,
    respectively                   205,870    12.73      153,924      10.37     147,144         9.92

    Options available for grant at
    December 31, 1997, June 30,
    1996 and June 30, 1995,
    respectively                   173,188        -       70,930          -      93,430            -
    Total Reserved Shares          379,058        -      224,854          -     240,574            -

    Options exercisable at
    December 31, 1997, June 30,
    1996 and June 30, 1995,
    respectively                   187,950   $12.94       46,780    $ 8.58      47,968       $ 7.66


                                   For the six months ended        For the six months ended
        Stock Option Plans             December 31, 1996              December 31, 1995
                                                                         (Unaudited)
                                                    Average                        Average
                                   Number of        Option        Number of        Option
                                    Options          Price         Options          Price
    Options outstanding at
    July 1, 1996 and 1995,
    respectively                   153,924       $10.37         147,144         $ 9.92
      Options granted               15,500        11.25               -              -

      Options exercised                  -            -         (15,720)          7.05

      Options terminated
      unexercised                        -            -               -              -

    Options outstanding at
    December 31, 1996 and
    1995, respectively             169,424        10.45         131,424          10.26

    Options available for
    grant at December 31, 1996
    and 1995, respectively          55,430            -          93,430              -

    Total reserved shares          224,854            -         224,854              -
    Options exercisable at
    December 31, 1996 and
    1995, respectively              46,780       $ 8.58          32,248         $ 7.96


                                           Options Outstanding           Options Exercisable

                                         Remaining       Average
     Exercise Price                    Average Life      Exercise                    Exercise
          Range            Shares         (years)         Price         Shares         Price

      $6.50-8.50          10,920            2.9         $ 8.00              -            -
   $11.00-$14.50         194,950            9.1         $13.00        187,950       $12.94

           Total         205,870            8.8         $12.73        187,950       $12.94


   The Company adopted the disclosure only option under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." If the accounting provisions of the new statement had been adopted as of July 1, 1995, the effect on net income would have been immaterial.

   NOTE 14 - EARNINGS PER SHARE

   The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." All prior-period earnings per share data has been restated in accordance with SFAS 128.

   Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all dilutive potential common shares. A reconciliation of the income and shares issued in computing the basic and diluted earnings per share for the years ended December 31, 1997, June 30, 1996 and 1995, and the six month periods ended December 31, 1996 and 1995, respectively, are as follows:

                                      For the Twelve Months Ended

                                December 31,  June 30, 1996   June 30, 1995
                                       1997

    Net income                $ 3,506,380(1)   $ 3,129,972(1) $ 3,208,170(1)
    Determination of
    shares:

     Weighted
      average common
      shares outstanding
      (basic)                   3,685,990        3,812,131      3,916,315

      Assumed conversion of
      stock options                11,597           27,354         43,925
    Weighted average
    common shares
    outstanding (diluted)       3,697,587        3,839,485      3,960,240

    Basic earnings per
    share                          $ 0.95           $ 0.82         $ 0.82

    Diluted earnings per
    share                          $ 0.95           $ 0.82         $ 0.81


                                For the Six Months Ended
                                      December 31,

                                     1996          1995
                                              (Unaudited)

    Net income                $ 1,141,960(1)   $ 1,848,351(1)
    Determination of
    shares:

      Weighted average
      common shares
      outstanding
      (basic)                   3,689,094        3,895,070

      Assumed conversion
      of stock options             22,261           30,180

    Weighted average
     common shares
     outstanding
     (diluted)                  3,711,355        3,925,250

    Basic earnings per
     share                         $ 0.31           $ 0.47
    Diluted earnings per
     share                         $ 0.31           $ 0.47

   (1) Net income includes the preferred stock dividend that was expensed during those periods. The preferred stock dividend was $1,286,320 for the twelve months ended December 31, 1997 and June 30, 1996 and $1,297,286 for the twelve months ended June 30, 1995. For the six months ended December 31, 1996 and 1995 the preferred stock dividend was $643,160.

   NOTE 15 - INCOME TAXES

   Taxes on income consist of the following:


                         Twelve Months ended            Six Months ended
                    December
                      31,            June 30,             December 31,
                     1997            1996     1995          1996       1995
     Current                                                      (Unaudited)
      Federal       $1,311,496        $-         $-  $  860,201      $     -
      State            227,126         -          -      40,288            -
                     1,538,622         -          -     900,489            -
    Deferred
     Federal               642  (35,074)   (49,665)    (55,102)            -
     State                   -         -          -     (1,125)            -
                           642  (35,074)   (49,665)    (56,227)            -
    Taxes on
    income          $1,539,264  $(35,074)   (49,665)    $844,262           $-

    A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of income before taxes is as follows:

                         Twelve Months ended            Six Months ended

                    December
                      31,            June 30,             December 31,
                          1997   1996      1995      1996          1995
                                                                 (Unaudited)
    Federal
    Statutory
    rate                 34.0%     34.0%      34.0%       34.0%        34.0%

    State income
    taxes, net
    of federal
    tax benefits           2.3         -          -         0.4            -
    Income
    passed
    through to
    shareholders        (15.1)    (35.4)     (34.7)      (10.2)       (33.7)

    Loss not
    benefited              3.2       5.5        1.4         3.1          3.0

    Equity in
    (earnings)
    loss of
    subsidiary               -     (3.9)        1.2           -        (3.3)
    Other                  0.6     (1.3)      (3.5)         5.7          0.0

                         25.0%    (1.1)%     (1.6)%       33.0%            -

    Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities, which were classified in other assets and other liabilities in the Consolidated Balance Sheet, included:

                                                 December 31,
                                           1997            1996

    Deferred tax assets:
      Accrued expenses and  reserves    $195,100          $106,421
      Net operating loss carryforwards   584,600           612,145
                                         779,700           718,566
    Valuation allowance                 (584,600)         (476,344)
                                         195,100           242,222
    Deferred tax liabilities

    Depreciation                        (5,290)            (51,770)
    Net deferred tax assets           $189,810            $190,452

    The valuation allowance represents net operating loss carryforwards for which utilization is uncertain. A portion of the deferred income tax assets may be realized through carrybacks with the remainder dependent on future income. Management believes that sufficient income will be earned in the future to realize the remaining net deferred income tax assets. The increase in the valuation allowance is a result of the increased deferred tax asset associated with the net operating loss carryforwards.

   NOTE 16 - DISTRIBUTIONS

   For the year ended December 31, 1997, the Company's board of directors declared the following common stock distributions:

                                     For the
                                   year ended
                                   December 31,
                                       1997
   Total distributions          $ 8,150,055
   Distributions per share (tax basis):
     Ordinary income                  $0.61
     Capital gains                       -
     Return of capital                1.67
   Total distributions declared per
     share                           2.28
   Distribution in cash               0.61
   Distribution in stock             1.67


   NOTE 17 - SEGMENT INFORMATION

                                                     Lending       Manufacturing
                                                    Operations      Operations       Eliminations       Consolidated
    TOTAL REVENUES
    Twelve months ended December 31, 1997        $12,250,149       $19,065,022          $(330,811)       $30,984,360
    Twelve months ended June 30, 1996              9,054,401         1,693,976           (131,150)        10,617,227
    Twelve months ended June 30, 1995             10,596,534         1,251,151           (109,364)        11,738,321
    Six months ended December 31, 1996             3,961,673         7,343,481           (365,564)        10,939,590
    Six months ended December 31, 1995(1)          4,757,116         1,034,556            (65,969)         5,725,703

    NET OPERATING INCOME BEFORE INCOME
    TAXES AND MINORITY INTEREST

    Twelve months ended December 31, 1997        $ 2,714,995       $ 3,413,012       $          -        $ 6,128,007
    Twelve months ended June 30, 1996              3,224,708          (129,810)                 -          3,094,898
    Twelve months ended June 30, 1995              3,219,988           (61,483)                 -          3,158,505
    Six months ended December 31, 1996               768,108         1,791,485                  -          2,559,593
    Six months ended December 31, 1995(1)          1,830,733            17,618                  -          1,848,351

    NET INCOME

    Twelve months ended December 31, 1997        $ 2,707,898        $  798,482     $            -        $ 3,506,380
    Twelve months ended June 30, 1996              3,224,708           (94,736)                 -          3,129,972
    Twelve months ended June 30, 1995              3,219,988           (11,818)                 -          3,208,170
    Six months ended December 31, 1996               768,108           373,852                  -          1,141,960
    Six months ended December 31, 1995(1)          1,830,733            17,618                  -          1,848,351

    ASSETS

    December 31, 1997                           $135,993,230        $8,636,647        $(4,292,647)      $140,337,230
    December 31, 1996                             77,179,905         6,032,672         (3,693,179)        79,519,398


   (1)  Unaudited

   NOTE 18 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                              Quarters Ended
                                   (In thousands, except per share data)

                                  December    September    June    March
                                     31,         30,       30,      31,
                                    1997         1997      1997     1997

    Total revenues                    $9,629     $7,920   $7,993    $5,442
    Net operating income
       before income taxes
       and minority interest           1,277      1,653    2,153     1,045
    Net income                           720        853    1,303       630
    Basic earnings per share          $ 0.20     $ 0.23   $ 0.35    $ 0.17
    Diluted earnings per share        $ 0.20     $ 0.23   $ 0.35    $ 0.17

                                  December    September    June    March
                                     31,         30,       30,      31,
                                    1996*       1996*     1996*    1996*

    Total revenues                    $6,311     $4,629   $2,538    $2,353
    Net operating income
       before income taxes
       and minority interest             995      1,565      518       729
    Net income                           167        975      533       749
    Basic earnings per share          $ 0.05     $ 0.26   $ 0.14    $ 0.20
    Diluted earnings per share        $ 0.04     $ 0.26   $ 0.14    $ 0.20

   *Restated - See Note 1.
   NOTE 19- BANDO McGLOCKLIN CAPITAL CORPORATION (PARENT ONLY)

             Pursuant to covenants contained in its debt agreements, BMSBLC is prohibited from declaring or paying any dividend on its common stock which would constitute a return-of-capital dividend for income tax purposes. The Company's balance sheet as of December 31, 1997 and 1996 and related statements of operations and cash flows for the years ended December 31, 1997, June 30, 1996 and 1995 and the six months ended December 31, 1996 and 1995 on an unconsolidated basis follow.

                      Bando McGlocklin Capital Corporation
                          Balance Sheets (Parent Only)

                                                     December 31,
                                                1997              1996
    Assets
    Loans                                      $ 1,600,000       $ 5,838,861
    Loan-backed certificates                             -         1,988,056
    Less: Retained loan discount                  (48,875)         (507,197)

    Investments in BMSBLC                       26,236,596        24,187,906
    Investments in other subsidiaries            1,126,677           335,290
      Investments                               28,914,398        31,842,916
    Other assets - net                             757,750         1,577,997
      Total Assets                             $29,672,148       $33,420,913

    Liabilities
    Loan participations with repurchase        $ 1,600,000    $            -
    options
    Other liabilities                              421,321           873,187
      Total Liabilities                          2,021,321           873,187

    Preferred stock                             16,908,025        16,908,025
    Shareholders' Equity
    Common stock                                   266,769           263,716
    Additional paid-in capital                  13,671,947        19,498,326
    Retained earnings/(deficit)                    656,597         (859,728)
    Treasury stock, at cost                    (3,852,511)       (3,262,613)
      Total Shareholders Equity                 10,742,802        15,639,701
      Total Liabilities,
      Preferred Stock, Common
      Stock & Other
      Shareholders' Equity                     $29,672,148       $33,420,913


                      Bando McGlocklin Capital Corporation
                     Statements of Operations (Parent Only)

                                              For the Years Ended
                                   December 31,            June 30,

                                       1997            1996          1995
    Revenues:
    Interest on loans                 $  551,793     $1,071,037   $1,208,168
    Equity in income of BMSBLC         4,791,300      4,792,902    4,429,445
    Equity in income of other
    subsidiaries                         798,482        146,110      234,679
    Other income                         881,967        168,762      103,741
    Total Revenues                     7,023,542      6,178,811    5,976,033

    Expenses:
    Interest expense                   1,443,739      1,358,422    1,392,218
    Salaries and employee
    benefits                             916,574      1,081,106      760,896
    Other operating expenses           1,156,849        609,311      614,749
    Total Expenses                     3,517,162      3,048,839    2,767,863

         Net Income                   $3,506,380     $3,129,972   $3,208,170


                                                For the Six Months Ended
                                                      December 31,
                                                              1995
                                             1996            (Unaudited)


    Revenues:

    Interest on loans                            $  477,729       $  613,782
    Equity in income of BMSBLC                    2,018,071        2,615,094
    Equity in income of other subsidiaries          425,944           47,879
    Other income                                     23,051           64,055
    Total Revenues                                2,944,795        3,340,810

    Expenses:
    Interest expense                                667,908          691,788
    Salaries and employee benefits                  601,361          510,368
    Other operating expenses                        533,566          290,303

    Total Expenses                                                 1,492,459
                                                  1,802,835
    Net operating income before minority                           1,848,351
    interest                                      1,715,331
    Minority interest                                                      -
                                                  (573,371)
         Net Income                              $1,141,960       $1,848,351


                      Bando McGlocklin Capital Corporation
                     Statements of Cash Flows (Parent Only)


                                      For the       For the Twelve Months
                                       Twelve           Ended June 30,
                                    Months Ended
                                    December 31,
                                        1997          1996          1995
    Cash Flows from Operating
    Activities:
      Net income                      $3,506,380    $3,129,972    $3,208,170
    Adjustments to reconcile net
    income to net cash
    provided by operating
    activities:
      Equity in subsidiaries'        (5,693,211)   (4,939,012)   (4,664,124)
       earnings
      Dividends from subsidiaries      2,846,038     4,677,698     4,889,884

      Other                            (162,070)        53,794     (236,814)
    Net Cash Provided by                 497,137     2,922,452     3,197,116
    Operations

    Cash Flows from Investing
    Activities:
      Loans made                               -   (2,951,633)   (4,054,913)
      Principal collected on           6,226,917     1,658,743     1,376,500
      loans
      Loans sold                               -    11,173,648     8,685,504
      Certificate purchased from               -   (1,213,315)   (1,294,198)
       trust
      Loans purchased                          -   (4,767,544)             -
      Proceeds from maturity of                -             -     2,245,000
       securities
      Increase in note receivable              -     (543,689)     (746,171)
       from subsidiary
      Other                            (235,290)       110,291       (7,328)
    Net Cash Provided by               5,991,627     3,466,501     6,204,394
    Investing Activities


    Cash flows from Financing
    Activities:
      Proceeds from loan               1,600,000             -             -
      participations with
      repurchase options - net
      Decrease in other notes                  -             -   (3,600,000)
       payable
      Capitalization &               (6,160,000)             -             -
      distribution of
      InvestorsBank
      Dividends paid                 (1,990,055)   (3,678,476)   (3,921,244)
      Repurchase of common stock       (589,898)   (2,696,363)     (566,250)
      Common stock investment in               -             -     (999,000)
       subsidiaries
      Other                              336,674       110,760     (227,718)
    Net Cash Used in Financing       (6,803,279)   (6,264,079)   (9,314,212)
    Activities
    Net (decrease) increase in         (314,515)       124,874        87,298
    cash
    Cash, beginning of year              341,725       103,379        16,081

    Cash, end of year               $     27,210   $   228,253   $   103,379


                      Bando McGlocklin Capital Corporation
                 Statements Cash Flows - continued (Parent Only)

                                                   For the Six Months Ended
                                                         December 31,

                                                   1996         1995

    Cash Flows from Operating Activities:
     Net income                                     $1,141,960    $1,848,351
     Other adjustments to reconcile net
      income to net cash (used) by
      operating activities:
       Equity in subsidiaries' earnings            (2,444,015)   (2,662,973)
       Dividends from subsidiaries                   3,857,425     2,418,731
       Other                                           439,316       812,901
    Net Cash Provided by Operations                  2,994,686     2,417,010

    Cash Flows from Investing Activities:

     Loans made                                    (5,269,882)     (630,149)
     Principal collected on loans                      631,872       233,092
     Loans sold                                      4,340,001     8,666,538
     Certificate purchased from trust                        -   (1,213,315)
     Loans purchased                                         -   (4,767,544)
     Proceeds from maturity of securities                    -       250,000
     Decrease (increase) in note receivable
      from subsidiary                                1,087,443   (1,054,120)
     Other                                                   -      (27,040)
    Net Cash Provided by Investing Activities          789,434     1,457,462

    Cash Flows from Financing Activities:
     Dividends paid                                (3,670,648)   (1,876,173)

     Repurchase of common stock                              -   (1,234,045)
     Other                                                   -       110,760
    Net Cash Used in Financing Activities
                                                   (3,670,648)   (2,999,458)
    Net increase in cash                               113,472       875,014
    Cash, beginning of period                          228,253       103,379
    Cash, end of period                            $   341,725   $   978,393

   Schedule I
   Condensed Financial Information of Registrant
   (Refer to footnote 19 of the financial statements)

   Schedule II
   Valuation and Qualifying Accounts

   Changes in the reserves deducted from assets in the consolidated balance sheet other than accumulated depreciation for the years ended December 31, 1997 and June 30, 1996 and 1995, respectively and for the six months ended December 31, 1996 and 1995, respectively.

                                                     Charges for
                                        Additions   purposes for
    Reserve for loan        Beginning    charged    which reserve    Ending
    losses:                  balance    to Income    was created    balance
    Year ended:
      December 31, 1997       $450,000  $   6,335        $   6,335  $450,000
      June 30, 1996             51,943   (10,501)            2,651    38,791
      June 30, 1995            124,036   (72,093)                -    51,943
    Six months ended:
      December 31, 1996         38,791    411,209                -   450,000
      December 31, 1995(1)      51,943   (10,501)                -    41,442

                                                       Charges for
                                        Additions     purposes for
    Reserve for doubtful     Beginning    charged    which reserve    Ending
    accounts:                  balance  to Income      was created   balance

    Year ended:
      December 31, 1997       $ 98,083   $170,713        $       -  $268,796
      June 30, 1996              2,450     58,377                -    60,827
      June 30, 1995(2)           2,450          -                -     2,450
    Six months ended:
      December 31, 1996         60,827     37,256                -    98,083
      December 31,               2,450          -                -     2,450
       1995(1)(2)
    (1) Unaudited.
    (2) These periods include only License Products reserve for doubtful accounts.


   Schedule IV
   Mortgage Loans on real estate

                                                                                                                     Principal
                                                                                                                     amount of
                                                                                                                       loans
                                                                                                                      subject
                                                                                                      Carrying          to
                                                                                           Face       amount of     delinquent
                                                                       Periodic           Amount    Mortgages as     Principal
                                                      Final            Payment   Prior      of       of December        or
        Description        Interest Rate          Maturity Date         Terms    Liens   Mortgages    31, 1997      Interest(1)
    Residential
      1st Mortgage        7.75% to 10.99%     09/01/98 to 11/01/27       N/A      N/A       N/A        $1,710,576
      2nd Mortgage        8.50% to 11.00%     06/01/98 to 05/01/11       N/A      N/A       N/A         1,058,952
      Construction         6.75% to 8.13%     05/01/98 to 09/01/27       N/A      N/A       N/A         1,423,364
    Total Residential                                                                                   4,192,892

    Commercial
      1st Mortgage        7.18% to 12.00%     04/01/98 to 01/01/16       N/A      N/A       N/A      $106,308,327      $816,214
      2nd Mortgage        8.25% to 12.00%     01/01/99 to 09/01/07       N/A      N/A       N/A         6,868,048        65,049
      3rd Mortgage        9.50% to 11.50%     05/01/02 to 11/01/07       N/A      N/A       N/A         1,123,396
      Construction         8.75% to 9.25%     01/01/07 to 05/01/07       N/A      N/A       N/A         3,497,929
    Total Commercial                                                                                  117,797,700

    All others(2)               N/A                    N/A               N/A      N/A       N/A         9,044,653

    Total loans(3)                                                                                   $131,035,245

    Footnotes to Schedule IV:

    (1) Delinquent is defined as 90 days or more past due.
    (2) This category includes all non-mortgage loans on the balance sheet.
    (3) No individual mortgage loan exceeded 3% of the total carrying value of mortgages.



   Reconciliation of Loans on the Balance Sheet

                                                                                                               06/30/95
                                                   12/31/96        06/30/95       06/30/94       06/30/96         to
                                                      to              to             to             to         12/31/95
                                                   12/31/97        06/30/96       06/30/95       12/31/96    (Unaudited)
    Loans on balance sheet,
      beginning of period(1)                        $71,456,347   $86,571,594    $103,190,073   $76,468,459   $86,571,594
      Additions during period:
         Loans made                                  53,759,887    42,745,527      39,318,018    23,729,026    23,003,932
         Loans purchased                             49,647,182             -               -             -             -
         Certificate purchased from trust                     -     1,213,315       1,294,198             -     1,213,315

      Deductions during period:
         Principal collected on loans                43,821,836    23,881,211      23,586,361    13,600,355    14,094,074
         Loans sold                                           -    28,087,037      33,644,334    15,140,783    15,400,490

         Principal charged off                            6,335         2,651               -             -             -
         Consolidation of Middleton Doll                      -     2,091,078               -             -             -
    Loans on balance sheet, end of period(1)       $131,035,245   $76,468,459     $86,571,594   $71,456,347   $81,294,277

    (1) Loans on balance sheet includes Loan-backed certificates where applicable.


                                    Part III

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable because required information has been previously reported as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Reference should be made to a report on Form 8-K filed by the Company on December 30, 1997 regarding change in accountants.

   Item 10.  Directors and Executive Officers of the Registrant

        Pursuant to Instruction G, the information required by this item (with respect to directors of the registrant) is incorporated herein by reference from the Company's definitive Prosy Statement involving the election of directors. The information with respect to executive officers of the Company has been included in Part I hereof. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

   Item 11.  Executive Compensation

        Pursuant to Instruction G, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 1998 annual meeting of shareholders under the caption "Board of Directors-Director Compensation" and "Executive Compensation"; provided, however, that the subsection entitled "Executive Compensation-Report on Executive Compensation" shall not be deemed to be incorporated herein by reference. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management

        Pursuant to Instruction G, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 1998 annual meeting of shareholders under the caption "Principal Shareholders". The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

   Item 13.  Certain Relationships and Related Transactions

        Pursuant to Instruction G, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 1998 annual meeting of shareholders under the caption "Related Party Transactions". The definitive proxy statement will be filed with the Securities and Exchange Commission with 120 days after the end of the Company's fiscal year.

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        1.   Exhibits
             Reference is made to the separate exhibit index contained on pages I-1 through I-2 hereof.

        2.   Financial Statements and Financial Statement Schedules
             Reference is made to the separate index in Item 8 of this Annual Report on Form 10-K with respect to the financial statements and schedules filed herewith.

        3.   Reports on Form 8-K
             A Report on Form 8-K was filed by the Company dated December 30, 1997.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1998.

                                      BANDO McGLOCKLIN CAPITAL
                                         CORPORATION

                                      By:  /s/ George R. Schonath
                                           George R. Schonath,
                                           President and Chief Executive
   Officer

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1998.

        Signature                          Title


   /s/ George R. Schonath        President and Chief Executive Officer
   George R. Schonath            (Principal Financial Officer)


   /s/ Susan J. Hauke            Vice President Finance
   Susan J. Hauke                (Principal Accounting Officer)

   /s/ Robert A. Cooper          Director
   Robert A. Cooper


   /s/ Peter A. Fischer          Director
   Peter A. Fischer


   /s/ David A. Geraldson, Sr.   Director
   David A. Geraldson, Sr.


   /s/ Albert O. Nicholas        Director
   Albert O. Nicholas

                                INDEX TO EXHIBITS

    Exhibit No.                      Exhibit Description

        3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarterly period ended March 31, 1997).

        3.2       By-laws (incorporated  by reference to  Exhibit 3.2 to  the
                  Company's  Form   10-Q  for  the  quarterly   period  ended
                  March 31, 1997).

        4.1       Loan  and Security Agreement, dated  March 11, 1998, by and
                  between  Firstar  Bank  Milwaukee   and  Bando   McGlocklin
                  Capital Corporation.

        4.2 Amended and Restated Loan Agreement dated as of June 28, 1996 between First Bank (N.A.) and Bando McGlocklin Small Business Investment Corporation (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended March 31, 1997).

        4.3 Modification Agreement dated as of October 31, 1996 between First Bank (N.A.) and Bando McGlocklin Small Business Investment Corporation (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended March 31, 1997).

        4.4 Loan Agreement dated as of June 28, 1996 between LaSalle National Bank and Bando McGlocklin Small Business Investment Corporation (incorporated by reference to
                  Exhibit 4.2 to the Company's Form 10-Q for the quarterly period ended March 31, 1997).

        4.5 First Amendment to Loan Documents dated as of December 2, 1996 by LaSalle National Bank and Bando McGlocklin (incorporated by reference to Exhibit 4.3 to the Company's Form 10-Q for the quarterly period ended March 31, 1997).

        4.6       First  Amendment to  Amended  and  Restated Loan  Agreement
                  dated as of October 31, 1996 between Firstar Bank Milwaukee, N.A. and Bando McGlocklin Small Business Investment Corporation (incorporated by reference to
                  Exhibit 4.4 to the Company's Form 10-Q for the quarterly period ended March 31, 1997).

        4.7       First  Amendment to  Amended  and  Restated Loan  Agreement
                  dated as of October 31, 1996 between Firstar Bank Milwaukee, N.A. and Bando McGlocklin Small Business Investment Corporation (incorporated by reference to
                  Exhibit 4.5 to the Company's Form 10-Q for the quarterly period ended March 31, 1997).

        4.8 Second Amendment to Amended and Restated Loan Agreement dated as of May 14, 1997 between Firstar Bank Milwaukee, N.A. and Bando McGlocklin Small Business Investment Corporation (incorporated by reference to Exhibit 4.6 to the Company's Form 10-Q for the quarterly period ended March 31, 1997).

        4.9 Master Note Purchase Agreement dated as of January 1, 1997 between the State of Wisconsin Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital Corporation (incorporated by reference to Exhibit 4.7 to the Company's Form 10-Q for the quarterly period ended March 31, 1997).

        10.1 Bando McGlocklin Capital Corporation 1987 Incentive Stock Option Plan (incorporated by reference to Exhibit 7.3 to the Company's Form N-5 Registration Statement, Registration No. 33-12939).

        10.2 Bando McGlocklin Capital Corporation 1990 Incentive Stock Option Plan (incorporated by reference to Exhibit 7.4 to the Company's Form N-5 Registration Statement, Registration No. 33-51406).

        10.3 Bando McGlocklin Capital Corporation 1993 Incentive Stock Option Plan (incorporated by reference to Exhibit (i)(6) to the Company's Pre-Effective Amendment No. 1 to Form N-2 Registration Statement, Registration No. 33-66258).

        10.4 Bando McGlocklin Capital Corporation 1997 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended march 31, 1997).

        10.5 Management Services and Allocation of Expenses Agreement, dated September 2, 1997, by and between InvestorsBank and Bando McGlocklin Capital Corporation.

         21       List   of   subsidiaries   of   Bando  McGlocklin   Capital
                  Corporation

         27       Financial Data Schedule (with EDGAR filing only)

         27.1 Revised Financial Data Schedule for the Quarter Ended September 30, 1997

         27.2     Revised Financial Data Schedule for the Qurater Ended
                  June 30, 1997

         27.3     Revised Financial Dat Schedule for the Qurater Ended
                  March 31, 1997

         99       Proxy Statement for 1998 Annual Meeting of Shareholders

                  The Proxy Statement for the 1998 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year; except to the extent incorporated by reference, the Proxy statement for the 1998 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K