Form 10-Q
period 1998-03-31
BANDO MCGLOCKLIN CAPITAL CORP
filed 1998-05-15
CIK 723209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998

                                       or

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

                             Yes    X      No   ___

    On May 15, 1998 there was 3,689,102 shares outstanding of the Registrant's common stock, 6 2/3 cents par value.

                      BANDO McGLOCKLIN CAPITAL CORPORATION

                                 FORM 10-Q INDEX




   PART  I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Consolidated Balance Sheet as of March 31, 1998 and
             December 31, 1997 . . . . . . . . . . . . . . . . . . . . .  3-4

             Consolidated Statement of Operations - For the Three
             Months Ended March 31, 1998 and 1997  . . . . . . . . . . . .  5

             Consolidated Statement of Cash Flows - For the Three
             Months Ended March 31, 1998 and 1997  . . . . . . . . . . .  6-7

             Notes to the Consolidated Financial Statements  . . . . . .  8-9

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . .  10-13


   PART II.  OTHER INFORMATION

   Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 14

   Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . 14

   Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . 14

   Item 4.   Submission of Matters to a Vote of Security Holders . . . . . 14

   Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . 14

   Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . 14

             Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . 15

             Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . 16

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                        March 31, 1998    December 31, 1997

    ASSETS
    Consumer Products:

    Cash                                   $   134,236         $      -
    Accounts receivable, net of
      allowance of $313,252 and
      $268,796 as of March 31, 1998
      and December 31, 1997,
      respectively                           1,228,322           1,958,672
    Inventory                                3,829,270           3,280,172
    Prepaid expenses                           160,432             320,339
                                            ----------          ----------
       Total current assets                  5,352,260           5,559,183
                                            ----------          ----------
    Fixed assets, net of accumulated
     depreciation of $822,159 and
     $756,901 as of March 31, 1998
     and December 31, 1997,
     respectively                            1,743,058           1,666,399
    Other assets                             1,199,037             943,402
                                            ----------          ----------
       Total Consumer Products
         assets                              8,294,355           8,168,984
                                            ----------          ----------
    Financial Services:
    Cash                                       402,539             197,576
    Interest receivable                        764,446             844,840
                                            ----------          ----------
       Total current assets                  1,166,985           1,042,416
                                            ----------          ----------
    Loans                                  130,281,285         130,413,277

    Less: reserve for loan losses             (437,577)           (450,000)

    Leased properties under
     construction                            1,233,799             399,844

    Fixed assets, net of accumulated
     depreciation of $260,462 and
     $236,869 as of March 31, 1998
     and December 31, 1997,
     respectively                              407,806             427,999

    Investments in swap contracts at
     market value                              106,554             123,013

    Other assets, net                          274,209             211,697
                                            ----------          ----------
       Total Financial Services
         assets                            133,033,061         132,168,246
                                           -----------         -----------
          Total Assets                    $141,327,416        $140,337,230
                                           ===========         ===========

           BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET-(Continued)
                                (Unaudited)


                                      March 31, 1998  December 31, 1997
    LIABILITIES, MINORITY INTEREST,
    PREFERRED STOCK AND SHAREHOLDERS'
    EQUITY

    Consumer Products:
    Short-term borrowings              $    88,175        $     -
    Accounts payable                       613,869            948,075
    Accrued liabilities                  1,040,777          1,179,476
                                        ----------         ----------
       Total current liabilities         1,742,821          2,127,551

    Long-term debt                             -               22,936
                                        ----------        -----------
       Total Consumer Products
         liabilities                     1,742,821          2,150,487
                                        ----------         ----------
    Financial Services:
    Commercial paper                    41,227,588         25,009,972
    Notes payable to banks               6,120,000          7,500,000
                                        ----------         ----------
       Short-term borrowings            47,347,588         32,509,972
    Accrued liabilities                  1,085,461          1,090,965
                                        ----------         ----------
       Total current liabilities        48,433,049         33,600,937

    State of Wisconsin Investment
     Board note payable                  5,833,334          6,000,000
    Loan participations with
     repurchase options                 56,082,456         69,250,467
                                        ----------         ----------
       Total Financial Services
         liabilities                   110,348,839        108,851,404
                                       -----------        -----------
    Minority interest in
     subsidiaries                        1,793,120          1,684,512

    Redeemable Preferred stock, 1
     cent par value, 3,000,000
     shares authorized in 1998 and
     1997; 674,791 shares issued and
     outstanding after deducting
     15,209 shares in treasury as of
     March 31, 1998 and December 31,
     1997                               16,908,025         16,908,025

    Shareholders' Equity
    Common stock, 6 2/3 cents par
     value, 15,000,000 shares
     authorized in 1998 and 1997,
     4,001,540 shares issued and
     outstanding as of March 31,
     1998 and December 31, 1997,
     before deducting shares in
     treasury                              266,769            266,769

    Additional paid-in capital          13,671,947         13,671,947

    Retained earnings                      448,406            656,597

    Treasury stock, at cost (312,438
     shares as of March 31, 1998 and
     December 31, 1997)                 (3,852,511)        (3,852,511)
                                       -----------        -----------
       Total Shareholders' Equity       10,534,611         10,742,802
                                       -----------        -----------
       Total Liabilities, Minority
        Interest, Preferred Stock
        and Shareholders' Equity      $141,327,416       $140,337,230
                                       ===========        ===========

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended
                                                  March 31,
                                            1998              1997

    Consumer Products:
    Net sales                           $  3,431,767      $  3,029,640
    Cost of sales                          1,819,440         1,637,134
                                          ----------        ----------
    Gross profit                           1,612,327         1,392,506

    Operating expenses:
      Sales and marketing                    669,855           378,101
      New product development                131,583            74,331
      General and administrative             554,865           374,469
                                           ---------       -----------
        Total operating expenses           1,356,303           826,901

      Other income (expense):
      Interest expense                        (4,792)           (5,423)
      Other income, net                        9,654            12,436
                                          ----------        ----------
        Total other income
          (expense)                            4,862             7,013

    Net income before income taxes
     and minority interest                   260,886           572,618
    Provision for income taxes              (140,154)         (225,825)
    Minority interest in earnings
     of subsidiaries                        (108,608)         (189,834)
                                          ----------        ----------
    Net income                                12,124           156,959
                                          ----------        ----------
    Financial Services:
    Revenues:
    Interest on loans                      2,838,157         2,427,110
    Other income (expense)                    87,260           (26,772)
                                          ----------       -----------
        Total Revenues                     2,925,417        2,400,338

    Expenses:
    Interest expense                       2,167,946        1,258,893
    Operating expenses                       313,748          666,672
                                           ---------       ----------
        Total Expenses                     2,481,694        1,925,565

    Net income                               443,723          474,773
                                           ---------       ----------
    Total Company:
    Net income before income taxes and
     minority interest                       704,609         1,047,391
    Provision for income taxes              (140,154)        (225,825)
    Minority interest in earnings of
     subsidiaries                           (108,608)        (189,834)
                                           ---------        ---------
    Net income                            $  455,847       $  631,732
                                           =========        =========
    Basic Earnings Per Share              $     0.12       $     0.17
    Diluted Earnings Per Share            $     0.12       $     0.17

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                         Three months ended              Three months ended
                                           March 31, 1998                   March 31, 1997
                                       Consumer        Financial       Consumer        Financial
                                       Products        Services        Products        Services
    Cash Flows from Operating
     Activities:

    Net income                        $    12,124    $   443,723    $   156,959      $     474,773
    Adjustments to reconcile
     net cash (used) provided
     by operating activities:
      Change in appreciation on
       investment swaps                       -           16,459            -              133,056
      Depreciation and
       amortization                        65,258         42,197         20,256             41,183
      Change in minority
       interest in subsidiaries           108,608           -           189,834               -
    Increase (decrease) in cash
     due to change in:
      Accounts receivable                 730,350           -           (70,393)              -
      Inventory                          (549,098)          -           169,883               -
      Interest receivable                    -            80,394           -               262,594
      Other assets                        (95,728)       (86,391)        44,608           (376,030)
      Accounts payable                   (334,206)          -            53,158               -
      Other liabilities                  (138,699)        (5,504)       380,648            804,367
                                        ---------      ---------       --------          ---------
    Net Cash (Used) Provided by
     Operations                          (201,391)       490,878        944,953          1,339,943
                                        ---------      ---------       --------          ---------
    Cash Flows from Investing
     Activities:
      Loans made                            -        (27,316,811)          -           (13,274,823)
      Principal collected on
       loans                                -         27,448,803           -            10,197,537
      Loans purchased                       -               -              -           (32,388,084)
      Loan and interest charge
       off                                  -            (12,423)          -                  -
      Premium expense (income)
       net                                  -              5,275           -                68,727
      Construction of leased
       properties                           -           (833,955)          -                  -
      Land sold                             -               -            74,575               -
      Purchase of short-term
       securities                           -               -              -              (525,000)
      Purchase of fixed assets           (141,917)        (3,400)      (100,682)           (91,712)
                                        ---------      ---------     ----------         ----------
    Net Cash Used by Investing           (141,917)      (712,511)       (26,107)       (36,013,355)
                                        ---------      ---------     ----------         ----------

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                  (Unaudited)

                                         Three months ended               Three months ended
                                           March 31, 1998                   March 31, 1997
                                       Consumer        Financial       Consumer       Financial
                                       Products        Services        Products        Services
    Cash Flows from Financing
     Activities:

      Increase in short term
        borrowings                         88,175     14,837,616           -          (3,924,997)
      Proceeds from loan
        participations with
        repurchase options net               -       (13,168,011)          -          37,405,597
      Repayment of SWIB note                 -          (166,666)          -            (166,667)
      Decrease in other notes
       payable                            (22,936)          -            (2,502)            -
      Dividends paid                         -          (664,038)          -                -
      Proceeds from exercise of
       stock options                         -              -              -             128,673
      Repurchase of common stock             -              -              -            (473,431)
                                       ----------     ----------      ---------       ----------
    Net Cash Provided (Used) by
     Financing                             65,239        838,901         (2,502)      32,969,175
                                       ----------     ----------      ---------       ----------
    Net intercompany transactions         412,305       (412,305)    (1,244,272)       1,244,272
    Net increase (decrease) in
     cash                                 134,236        204,963       (327,928)        (459,965)
    Cash, beginning of period                -           197,576        663,936          673,620
                                       ----------     ----------      ---------       ----------
    Cash, end of period                 $ 134,236    $   402,539     $  336,008     $    213,655
                                       ==========     ==========      =========       ==========


              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

   NOTE 1 - NATURE OF BUSINESS

   The consolidated financial statements of Bando McGlocklin Capital Corporation (the "Company") include two segments of business: financial services and consumer products. The consolidated financial statements as of and for the periods presented include the accounts of the Company and Bando McGlocklin Small Business Lending Corporation ("BMSBLC") as financial services companies and Bando McGlocklin Investment Corporation, Lee Middleton Original Dolls, Inc. ("Middleton Doll") and License Products, Inc. ("License Products") as consumer product companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

   NOTE 2 - RECLASSIFICATION

   Certain amounts in the March 31, 1997 financial statements have been reclassified to conform with the March 31, 1998 presentation. These reclassifications have no effect on the retained earnings or net income previously reported.

   NOTE 3 - BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements of the Company and its majority-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the other information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

   The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

   NOTE 4 - INVENTORY

   Inventories of Middleton Doll and License Products are valued at the lower of cost or market. Middleton Doll and License Products utilize the average cost method to determine cost. The components of inventory are as follows:

                                      March 31,      December 31,
                                        1998             1997

             Raw materials            $2,067,817       $1,975,002
             Work in process             352,916          282,484
             Finished goods            1,595,645        1,230,298
             Inventory reserve          (187,108)        (207,612)
                                      ----------       ----------
                 Total                $3,829,270       $3,280,172

   NOTE 5 - SHORT-TERM BORROWINGS

   BMSBLC has entered into one loan agreement with four participating banks as of March 11, 1998. The current loan agreement provides for a maximum of $50,000,000 less the outstanding principal amount of commercial paper. The facility bears interest at the prime rate or at the 30-, 60- or 90-day LIBOR plus one and three-eighths percent. Interest is payable monthly, and the loan agreement expires on April 30, 1999. BMSBLC is also required to pay a commitment fee equal to 1/2 of 1% per year on the unused amount of the loan commitment. At March 31, 1998, under this agreement, the outstanding principal balance was $6,120,000.

   NOTE 6 - EARNINGS PER SHARE
   See Exhibit 11

   NOTE 7 - SUBSEQUENT EVENTS

   On April 30, 1998 the Company acquired the remaining 49% interest of Middleton Doll for $5 million in cash.

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

   General

   Amounts presented as of March 31, 1998 and December 31, 1997, and for the three months ended March 31, 1998 and March 31, 1997 include the consolidation of two segments. The financial services segment includes Bando McGlocklin Capital Corporation (the "Company") and Bando McGlocklin Small Business Lending Corporation ("BMSBLC"), a 100% owned subsidiary of the Company. The consumer products segment includes Bando McGlocklin Investment Corporation ("BMIC"), a 99%-owned subsidiary of the Company; Lee Middleton Original Dolls, Inc. ("Middleton Doll") and License Products, Inc. ("License Products"), 51%-owned subsidiaries of BMIC.

   Results of Operations

   For the three months ended March 31, 1998 and March 31, 1997

   The Company's total net income after income taxes and minority interest for the quarter ended March 31, 1998 equaled $0.46 million or $0.12 per share (basic) as compared to $0.63 million or $0.17 per share (basic) for the quarter ended March 31, 1997, a 27% decrease.

   Consumer Products

   Net income from consumer products after income taxes and minority interest for the quarter ended March 31, 1998 was $0.01 million compared to $0.16 million for the quarter ended March 31, 1997, a 94% decrease.

   Net sales from consumer products for the quarter ended March 31, 1998 increased 13% to $3.43 million from $3.03 million over the corresponding prior year period. This increase was due to increased sales of $0.34 million at Middleton Doll and $0.06 million at License Products for the quarter ended March 31, 1998. Cost of sales also increased 12% to $1.82 million for the quarter ended March 31, 1998 from $1.63 million for the prior year quarter. Gross profit margin increased slightly to 47% for the quarter ended March 31, 1998 from 46% for the quarter ended March 31, 1997.

   Total operating expenses of consumer products for the quarter ended March 31, 1998 were $1.35 million compared to $0.82 million for the quarter ended March 31, 1997, a 65% increase. Sales and marketing expense increased $0.29 million, a 77% increase. The majority of this increase was a result of Middleton Doll hiring additional sales personnel and implementing major expansion of trade shows, including more advertising and more leased space per show. In addition, Middleton Doll's royalty payments increased $0.05 million in the quarter ended March 31, 1998. License Products' sales and marketing expense increased $0.06 million.
   New product development expense increased $0.04 million at Middleton Doll because of two new artists that were introduced later in 1997 and increased $0.02 million at License Products because of the reformation of
   its product lines into new catalogs.   General and administrative expenses
   increased $0.18 million from $0.55 million for the quarter ended March 31, 1998 compared to $0.37 million for the quarter ended March 31, 1997. Middleton Doll's expense increased $0.10 million due to a new collector club that was started in April 1997 and increased personnel and related expenses stemming from the continued growth of the company. License Products' expense increased $0.03 million due to the reformation of its product lines and BMIC's expense increased $0.05 million as a result of additional salaries for officers.

   The consumer products' consolidated net income was reduced by the minority interest ownership in the net earnings of Middleton Doll and the net consolidated earnings of BMIC. The minority interest in earnings of subsidiaries equaled $0.11 million for the quarter ended March 31, 1998 and $0.19 million for the quarter ended March 31, 1997. The consumer products' consolidated net income was reduced by a provision for income taxes of $0.14 million and $0.23 million for the quarters ended March 31, 1998 and 1997, respectively.

   Financial Services

   Net income from financial services for the quarter ended March 31, 1998 was $0.45 million compared to $0.47 million for the quarter ended March 31, 1997, a 4% decrease.

   Total revenues increased to $2.93 million for the quarter ended March 31, 1998 from $2.40 million for the quarter ended March 31, 1997, a 22% increase. Interest on loans increased to $2.84 million for the quarter ended March 31, 1998 from $2.43 million for the comparative quarter as a result of the repurchase of $25 million of loans that were previously sold to a third party. Average loans under management increased $1.4 million to $138.0 million for the quarter ended March 31, 1998, from $139.4 million for the comparative quarter. The average prime rate also increased to 8.5% for the three months ended March 31, 1998 compared to 8.27% for the three months ended March 31, 1997. However, these changes were offset by the decreasing yield on the portfolio of loans due to the market's competitive pricing.

   Other income (expense) increased $0.11 million. Of this amount, $0.05 million was due to an increase in rental income, commitment fees and prepayment penalty fees as compared with the quarter ended March 31, 1997. In addition, during the quarter ended March 31, 1997 financial services had premium expense of $0.07 million relating to repurchasing of loans from third parties compared to $5,000 for the quarter ended March 31, 1998.

   Interest expense increased to $2.17 million from $1.26 million for the quarter ended March 31, 1998 as compared with the quarter ended March 31, 1997. Interest expense increased approximately $0.46 million as a result of the repurchase of loans by BMSBLC that had been previously sold. Those repurchased loans were funded with new debt. This repurchase had no impact on net operating income as both interest income and interest expense increased by approximately the same amount. Interest expense, which is offset by swap income, increased by $0.45 million because of a decline in swap income due to investment swaps maturing and no new agreements being entered into.

   Operating expenses decreased 54% to $0.31 million for the quarter ended March 31, 1998 from $0.67 million for the prior year quarter. All employees of the Company terminated their employment with the Company on September 8, 1997 to become employees of InvestorsBank (the "Bank"), a wholly owned subsidiary of InvestorsBancorp, Inc., except for certain executive officers who are employees of both the Company and the Bank. The Company and the Bank entered into a Management Services and Allocation of Operating Expenses Agreement (the "Agreement"). The effect of such agreement has been to reduce the level of operating expenses in the Company. Salaries were reduced by $0.16 million and other operating expenses were reduced by $0.08 million. In addition the expense resulting from the change in appreciation on investment swaps decreased $0.12 million for the three months ended March 31, 1998. No new investment swaps were entered into during the quarter ended March 31, 1998.

   Liquidity and Capital

   Consumer Products

   Total assets of consumer products were $8.29 million as of March 31, 1998 and $8.17 million as of March 31, 1997, a 1% increase.

   Cash increased to $0.13 million at March 31, 1998 from zero at December 31, 1997.

   Accounts receivable decreased to $1.23 million at March 31, 1998 from $1.96 million at December 31, 1997. A decrease of $0.63 million is attributable to Middleton Doll, and the remaining $0.10 million is attributable to License Products. Both companies are seasonal and typically have lower sales in the first quarter of the year, which corresponds to lower accounts receivable balances.

   Inventory was up to $3.83 million at March 31, 1998 compared to $3.28 million at December 31, 1997. $0.36 million is the result of Middleton Doll's anticipated sales in future quarters and $0.19 million is the result of License Products' anticipated sales in a new merchandise line.

   Fixed assets increased slightly by $0.08 million, and other assets and prepaid expenses also increased slightly by $0.10 million.

   Middleton Doll increased its short-term borrowings by borrowing $0.09 million on a line of credit with InvestorsBank during the quarter ended March 31, 1998. Middleton Doll also paid off a long-term note payable of $0.02 million with another bank during the first quarter.

   Accounts payable decreased to $0.61 million as of March 31, 1998 compared to $0.95 million as of December 31, 1997. $0.12 million is attributable to Middleton Doll and $0.22 million is attributable to License Products. Other liabilities decreased by $0.13 million.

   Financial Services

   Total assets of financial services were $133.03 million as of March 31, 1998 and $132.17 million as of March 31, 1997, a 1% increase.

   Total loans on the balance sheet decreased slightly by $0.13 million, or 0.1%, to $130.28 million at March 31, 1998 from $130.41 million at December 31, 1997. The Company's loan loss reserve decreased by $0.01 million due to a charge off of a loan. The Company's loans under management decreased to $135.1 million as of March 31, 1998 from $135.5 million as of December 31, 1997. Leased properties under construction increased by $0.83 million as a result of the construction progress on two new buildings. Expected completion is June and July of 1998 for these buildings.

   Cash increased to $0.40 million at March 31, 1998 from $0.20 million at December 31, 1997.

   Interest receivable decreased to $0.76 million from $0.84 million. Fixed assets, investment swaps and other assets, in aggregate increased by only $0.03 million.

   The financial services' total consolidated indebtedness at March 31, 1998 increased $1.51 million. As of March 31, 1998, financial services had $61.92 million outstanding in long-term debt and $47.35 million outstanding in short-term borrowings compared to$75.25 million outstanding in long-term debt and $32.51 million outstanding in short-term borrowings as of December 31, 1997. Financial services' short-term facility increased from $37.5 million to $50 million during the quarter ended March 31, 1998. As a result of the increase in the short-term facility, the Company paid off some higher cost participations during the quarter which lowered its long-term debt. Financial services may increase its short-term facility and its long-term debt by a total of $20 million in the upcoming quarter. The additional $20 million in debt will allow financial services to expand its leased property portfolio.

   Year 2000 Compliance

   The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's data processing provider and purchased software which is run on in-house computer networks. In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. The Company's data processing provider and those vendors who have been contacted indicate that their hardware and/or software will be Year 2000 compliant by the end of 1998. This will allow time for compliance testing. Additionally, alarms, heating and cooling systems and other computer-controlled mechanical devices on which the Company relies have been evaluated. Those found not to be in compliance would be modified or replaced with a compliant product. While there will be some expenses incurred during the next two years, the Company has not identified any situations at this time that will require material cost expenditures to become fully compliant. An unknown element at this time is the impact of the Year 2000 on the Company's borrowing customers and their ability to repay. The Company has initiated a program to communicate with key customers to ensure they are properly prepared for the year 2000 and will not suffer serious adverse consequences. Nevertheless, if not properly addressed, Year 2000 related computer issues could result in interruptions to the operations of the Company and have a material adverse effect on the Company's results of operations.

   Recent Accounting Pronouncements

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which establishes standards for reporting of comprehensive income and its components. This statement is effective for the Company as of January 1, 1998. This statement requires that entities classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and surplus in the equity section of a statement of financial condition. Comprehensive income is composed of net income and "other comprehensive income." Other comprehensive income includes charges or credits to equity that are not the result of transactions with the entities' shareholders. Currently, no items of other comprehensive income result from activities of the Company.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information, (SFAS No. 131)" which establishes standards for the way the Company reports information about its operating segments in its annual report to shareholders and certain selected information about its operating segments in interim reports to shareholders. In addition, SFAS No. 131 also requires certain additional disclosures on an enterprise-wide basis primarily related to geographic information and revenue from major customers. The Company does not believe that these enterprise-wide disclosures will be applicable. This statement is effective for fiscal years beginning after December 15, 1997.


   Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

   This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions guidelines, including the condition of the local real estate market, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, demand for the Company's consumer products, and accounting principles and policies.
   These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

             (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                      BANDO McGLOCKLIN CAPITAL CORPORATION
                                             (Registrant)




   Date:  May 15, 1998                 /s/ George R. Schonath
                                       George R.Schonath
                                       President and Chief Executive Officer



                                       /s/ Susan J. Hauke
   Date:  May 15, 1998                 Susan J. Hauke
                                       Chief Accounting Officer

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