Form 10-Q
period 1998-06-30
BANDO MCGLOCKLIN CAPITAL CORP
filed 1998-08-14
CIK 723209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

                                       or

   [  ] Transition Report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from ____ to ____


                        Commission file number:  0-22663

                      BANDO McGLOCKLIN CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)


           Wisconsin                                39-1364345
   (State or other jurisdiction                     (I.R.S. Employer
       of incorporation)                            Identification No.)


    W239 N1700 Busse Road
       P.O. Box 190                                 53072-0190
     Pewaukee, Wisconsin                            (Zip Code)
   (Address of principal
    executive offices)

       Registrant's telephone number, including area code:  (414) 523-4300

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X      No   ___

   On August 14, 1998 there was 3,689,102 shares outstanding of the Registrant's common stock, 6 2/3 cents par value.

                      BANDO McGLOCKLIN CAPITAL CORPORATION

                                 FORM 10-Q INDEX



   PART  I.FINANCIAL INFORMATION

   Item 1.Financial Statements

        Consolidated Balance Sheet as of June 30, 1998 and
         December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . .  3-4

        Consolidated Statement of Operations - For the
         Three Months and Six Months Ended June 30, 1998
         and 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . .  5-6

        Consolidated Statement of Cash Flows - For the
         Six Months Ended June 30, 1998 and 1997 . . . . . . . . . . . .  7-8

        Notes to the Consolidated Financial Statements . . . . . . . . . 9-10

   Item 2.Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . .  11-17


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

             Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . 20

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                   June 30, 1998    December 31, 1997
   ASSETS
   Consumer Products:
   Cash                            $    562,929     $     -
   Accounts receivable, net
    of allowance of $88,003
    and $268,796 as of
    June 30, 1998 and
    December 31, 1997,
    respectively                      1,067,803        1,958,672
   Inventory                          3,957,508        3,280,172
   Prepaid expenses                   2,688,995          320,339
                                      ---------        ---------
      Total current assets            8,277,235        5,559,183
                                      ---------        ---------
   Fixed assets, net of
    accumulated depreciation
    of $875,760 and $756,901
    as of June 30, 1998 and
    December 31, 1997,
    respectively                      1,857,512        1,666,399

   Other assets                       1,083,516          943,402

   Goodwill, net of
    accumulated amortization
    of $5,164 and $0 as of
    June 30, 1998 and
    December 31, 1997,
    respectively                        614,589            -
                                      ---------        ---------
      Total Consumer Products
        assets                       11,832,852        8,168,984
                                      ---------        ---------
   Financial Services:
   Cash                                 438,777          197,576
   Interest receivable                  844,457          844,840
   Other current assets                 186,215          144,700
                                     ----------       ----------
      Total current assets            1,469,449        1,187,116
                                     ----------       ----------
   Loans                            128,130,333      130,413,277
   Less: reserve for loan
     losses                            (437,577)        (450,000)
   Leased properties:
     Buildings, net                   1,041,738            -
     Land                               395,682          395,843
     Construction in progress           717,548            4,001
   Fixed assets, net of
    accumulated depreciation
    of $284,126 and $236,869
    as of June 30, 1998
    and December 31, 1997,
    respectively                        384,471          427,999
   Other assets, net                    215,784          190,010
                                     ----------       ----------
      Total Financial Services      131,917,428      132,168,246
        assets                      -----------      -----------

         Total Assets              $143,750,280     $140,337,230
                                    ===========      ===========

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET-(Continued)
                                   (Unaudited)


                                 June 30, 1998          December 31, 1997
   LIABILITIES, MINORITY
    INTEREST, PREFERRED STOCK
    AND SHAREHOLDERS' EQUITY

   Consumer Products:
   Short-term borrowings         $       4,480          $       -
   Accounts payable                    541,801               948,075
   Accrued liabilities               1,043,067             1,179,476
                                   -----------            ----------
      Total current
       liabilities                   1,589,348             2,127,551
   Long-term debt                         -                   22,936
                                   -----------            ----------
      Total Consumer Products
        liabilities                  1,589,348             2,150,487
                                   -----------            ----------

   Financial Services:
   Commercial paper                 39,849,800            25,009,972
   Notes payable to banks            3,100,000             7,500,000
                                   -----------            ----------
      Short-term borrowings         42,949,800            32,509,972
   Accrued liabilities                 967,994             1,090,965
                                   -----------            ----------
      Total current
       liabilities                  43,917,794            33,600,937

   State of Wisconsin
    Investment Board notes
    payable                         15,666,667             6,000,000
   Loan participations with
    repurchase options              50,086,260            69,250,467
   Other note payable                5,000,000                 -
                                   -----------            ----------
      Total Financial Services
        liabilities                114,670,721           108,851,404
                                   -----------           -----------

   Minority interest in
     subsidiaries                       11,415             1,684,512

   Redeemable Preferred stock,
    1 cent par value,
    3,000,000 shares
    authorized in 1998 and
    1997; 674,791 shares
    issued and outstanding
    after deducting 15,209
    shares in treasury as of
    June 30, 1998 and
    December 31, 1997               16,908,025            16,908,025

   Shareholders' Equity

   Common stock, 6 2/3 cents
    par value, 15,000,000
    shares authorized in 1998
    and 1997, 4,001,540 shares
    issued and outstanding as
    of June 30, 1998 and
    December 31, 1997, before
    deducting shares in
    treasury                           266,769               266,769
   Additional paid-in capital       13,671,947            13,671,947
   Retained earnings                   484,566               656,597
   Treasury stock, at cost
    (312,438 shares as of
    June 30, 1998 and
    December 31, 1997)              (3,852,511)           (3,852,511)
                                   -----------           -----------
      Total Shareholders'
        Equity                      10,570,771            10,742,802
                                   -----------           -----------

      Total Liabilities,
       Minority Interest,
       Preferred Stock and
       Shareholders' Equity      $ 143,750,280          $140,337,230
                                  ============           ===========

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                Three Months Ended           Six Months Ended
                                     June 30,                    June 30,
                                1998           1997              1998           1997
   Consumer Products:
   Net sales                $  3,808,899   $  4,625,296      $  7,240,666   $  7,654,936
   Cost of sales               1,949,684      2,421,389         3,769,124      4,058,523
                              ----------     ----------        ----------     ----------
   Gross profit                1,859,215      2,203,907         3,471,542      3,596,413

   Operating expenses:
     Sales and marketing         683,494        568,094         1,353,349        946,195
     New product
       development               141,142         81,212           272,725        155,543
     General and
       administrative            407,709        419,751           962,574        794,220
                              ----------     ----------        ----------     ----------
       Total operating
         expenses              1,232,345      1,069,057         2,588,648      1,895,958

     Other income
       (expense):
     Interest expense            (10,852)           (65)          (15,644)        (5,488)
     Other income, net            85,862         23,370            95,516         35,806
                              ----------     ----------        ----------     ----------
       Total other income
         (expense)                75,010         23,305            79,872         30,318

   Net income before
    income taxes and
    minority interest            701,880      1,158,155           962,766      1,730,773
   Provision for income
    taxes                       (238,786)      (461,983)         (378,940)      (687,808)
   Minority interest in
    earnings of
    subsidiaries                 (98,543)      (388,203)         (207,151)      (578,037)
                              ----------     ----------        ----------     ----------
   Net income                    364,551        307,969           376,675        464,928
                              ----------     -----------       ----------     ----------

   Financial Services:
   Revenues:
   Interest on loans           2,893,220      2,720,098         5,731,377      5,147,208
   Rental income                  12,690           -               12,690           -
   Other income                   83,917        624,176           171,177        597,404
                              ----------     ----------        ----------     ----------
       Total Revenues          2,989,827      3,344,274         5,915,244      5,744,612
                              ----------     ----------       -----------     ----------

   Expenses:
   Interest expense            2,240,502      1,600,068         4,408,448      2,858,961
   Other operating
    expenses                     413,677        749,432           727,425      1,416,104
                             -----------     ----------        ----------    -----------
       Total Expenses          2,654,179      2,349,500         5,135,873      4,275,065

   Net income                    335,648        994,774           779,371      1,469,547
                             -----------    -----------        ----------    -----------


   Total Company:
   Net income before
    income taxes and
    minority interest          1,037,528      2,152,929         1,742,137      3,200,320
   Provision for income
    taxes                       (238,786)      (461,983)         (378,940)      (687,808)
   Minority interest in
    earnings of
    subsidiaries                 (98,543)      (388,203)         (207,151)      (578,037)
                              ----------     ----------        ----------     ----------
   Net income               $    700,199   $  1,302,743      $  1,156,046   $  1,934,475
                             ===========    ===========       ===========    ===========

   Basic Earnings Per
    Share                   $       0.19   $       0.35      $       0.31   $       0.52
   Diluted Earnings Per
    Share                   $       0.19   $       0.35      $       0.31   $       0.52


              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                         Six months ended         Six months ended
                                           June 30, 1998            June 30, 1997
                                      Consumer      Financial        Consumer      Financial
                                      Products      Services         Products      Services
   Cash Flows from Operating
     Activities:

   Net income                         $   376,675     $   779,371     $   464,928   $ 1,469,547

   Adjustments to reconcile net
    cash (used) provided by
    operating activities:

     Change in appreciation on
      investment swaps                       -             32,875           -           217,232

     Depreciation and
      amortization                        124,023          74,198          40,512        87,611

     Change in minority
      interest in subsidiaries         (1,673,097)          -             578,037         -

   Increase (decrease) in
    cash due to change in:

     Accounts receivable                  890,869           -            (845,238)        -

     Inventory                           (677,336)          -            (550,242)        -

     Interest receivable                     -                383           -           162,295

     Other assets                      (2,508,770)       (140,449)       (462,727)      126,281

     Accounts payable                    (406,274)          -             342,312         -

     Other liabilities                   (136,409)       (122,971)        430,658       667,467
                                        ---------      ----------      ----------    ----------
   Net Cash (Used) Provided by
     Operations                        (4,010,319)        623,407          (1,760)    2,730,433
                                        ---------      ----------      ----------     ---------
   Cash Flows from Investing
    Activities:

     Loans made                            -           (41,776,831)         -       (24,973,379)

     Principal collected on loans          -            44,059,775          -        17,580,922

     Loans purchased                       -               -                -       (49,647,182)

     Loan and interest charge off          -               (12,423)         -            -

     Premium expense   net                 -                13,344          -            60,457

     Construction of leased
       properties                          -            (1,755,124)         -            -

     Land sold                             -                -             74,575         -

     Purchase of short-term
       securities                          -                -               -        (2,625,000)

     Proceeds from maturity of
       securities                          -                -               -           175,000

     Purchase of fixed assets           (309,972)           (3,729)     (326,226)      (166,117)

     Acquisition of minority
       interest in subsidiary            (619,753)          -               -            -
                                        ---------      -----------     ---------     ----------
   Net Cash (Used) Provided
     by Investing                        (929,725)         525,012      (251,651)  (59,595,299)
                                        ---------      -----------     ---------    ----------

   Cash Flows from Financing
    Activities:

     Increase in short term
       borrowings                           4,480       10,439,828          -          841,309

     Proceeds from loan
       participations with
       repurchase options
       net                                   -         (19,164,207)         -       57,370,739

     Proceeds from SWIB
       note   net                            -           9,666,667          -         (333,334)

     (Decrease) Increase in
       other notes payable                (22,936)       5,000,000       (5,034)          -

     Dividends paid                          -          (1,328,077)         -         (661,979)

     Proceeds from exercise of
       stock options                         -             -                -          245,153

     Repurchase of common stock              -             -                -         (589,898)
                                        ---------       ----------     ----------   ----------
   Net Cash (Used) Provided by           (18,456)       4,614,211        (5,034)    56,871,990
     Financing                         ---------       ----------     ---------     ----------

   Net intercompany transactions       5,521,429       (5,521,429)     (195,383)       195,383

   Net increase (decrease)
    in cash                              562,929          241,201      (453,828)       202,507

   Cash, beginning of period               -              197,576       663,936        673,620
                                       ---------      -----------     ---------     ----------

   Cash, end of period                $  562,929    $     438,777    $  210,108    $   876,127
                                       =========      ===========     =========     ==========



              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

   NOTE 1   NATURE OF BUSINESS

   The consolidated financial statements of Bando McGlocklin Capital Corporation (the "Company") include two segments of business: financial services and consumer products. The consolidated financial statements as of and for the periods presented include the accounts of the Company and Bando McGlocklin Small Business Lending Corporation ("BMSBLC") as financial services companies and Bando McGlocklin Investment Corporation, Lee Middleton Original Dolls, Inc. ("Middleton Doll") and License Products, Inc. ("License Products") as consumer product companies. On April 30, 1998 the Company acquired the remaining 49% interest of Middleton Doll and the right to produce certain dolls for $5 million in cash. All significant intercompany accounts and transactions have been eliminated in consolidation.

   NOTE 2   RECLASSIFICATION

   Certain amounts in the June 30, 1997 financial statements have been reclassified to conform to the June 30, 1998 presentation. These reclassifications have no effect on the retained earnings or net income previously reported.

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

   The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

   NOTE 4   INVENTORY

   Inventories of Middleton Doll and License Products are valued at the lower of cost or market. Middleton Doll and License Products utilize the average cost method to determine cost. The components of inventory are as follows:

                              June 30,             December 31,
                                1998                  1997

   Raw materials              $2,109,829           $1,975,002
   Work in process               285,376              282,484
   Finished goods              1,749,036            1,230,298
   Inventory reserve            (186,733)            (207,612)
                               ---------            ---------
       Total                  $3,957,508           $3,280,172



   NOTE 5   SHORT-TERM BORROWINGS

   BMSBLC entered into one loan agreement with four participating banks as of March 11, 1998. As of June 9, 1998 the agreement was amended to add a fifth participant bank. The current loan agreement provides for a maximum of $60,000,000 less the outstanding principal amount of commercial paper. The facility bears interest at the prime rate or at the 30-, 60- or 90-day LIBOR plus one and three-eighths percent. Interest is payable monthly, and the loan agreement expires on April 30, 1999. BMSBLC is also required to pay a commitment fee equal to 1/2 of 1% per year on the unused amount of the loan commitment. At June 30, 1998, under this agreement, the outstanding principal balance was $3,100,000.

   On April 30, 1998, BMCC entered into a credit agreement with one of its correspondent banks providing for a note of $5,000,000 bearing interest at the prime rate. The credit agreement expires on April 30, 1999. The proceeds from the new note was for the purchase of the remaining 49% interest in Middleton Doll and the right to produce certain dolls.

   NOTE 6   LONG-TERM DEBT

   On June 12, 1998, BMSBLC borrowed an additional $10,000,000 from the State of Wisconsin Investment Board pursuant to a term note which bears interest at a fixed rate of 6.98% per year through its maturity. The note is payable in equal quarterly installments of $166,667 with a final payment of unpaid principal due on June 1, 2013, and is secured by specific loans. At June 30, 1998, the outstanding principal balance was $10,000,000.

   NOTE 7   EARNINGS PER SHARE

   See Exhibit 11

   NOTE 8   SUBSEQUENT EVENTS

   On July 14, 1998 BMSBLC completed an acquisition of $19 million of leased properties and other assets through a merger with Bando McGlocklin Real Estate Investment Corporation, an independently owned and operated real estate investment trust. The leased portfolio, which has a cost of approximately $18 million, consists of 18 owner-occupied properties in the greater Milwaukee area that are leased to a variety of manufacturing and service businesses.

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

   General

   Amounts presented as of June 30, 1998 and December 31, 1997, and for the three months and the six months ended June 30, 1998 and June 30, 1997 include the consolidation of two segments. The financial services segment includes Bando McGlocklin Capital Corporation (the "Company") and Bando McGlocklin Small Business Lending Corporation ("BMSBLC"), a 100% owned subsidiary of the Company. The consumer products segment includes Bando McGlocklin Investment Corporation ("BMIC"), a 99%-owned subsidiary of the Company; Lee Middleton Original Dolls, Inc. ("Middleton Doll") and License Products, Inc. ("License Products"), 100% and 51%-owned subsidiaries of BMIC, respectively. As of April 30, 1998 BMIC owned 100% of Middleton Doll; prior to that date BMIC owed 51% of Middleton Doll.

   Results of Operations

   For the three months ended June 30, 1998 and June 30, 1997

   The Company's total net income after income taxes and minority interest for the quarter ended June 30, 1998 equaled $0.70 million or $0.19 per share (diluted) as compared to $1.30 million or $0.35 per share (diluted) for the quarter ended June 30, 1997, a 46% decrease.

   Consumer Products

   Net income from consumer products after income taxes and minority interest for the quarter ended June 30, 1998 was $0.36 million compared to $0.31 million for the quarter ended June 30, 1997, a 16% increase. However, as of April 30, 1998 BMIC owned 100% of Middleton Doll as compared with the quarter ended June 30, 1997 when BMIC owned only 51% of Middleton Doll.

   Net sales from consumer products for the quarter ended June 30, 1998 decreased 18% to $3.81 million from $4.63 million in the corresponding prior year period. This decrease was due to decreased sales of $0.75 million at Middleton Doll and $0.07 million at License Products for the quarter ended June 30, 1998. Cost of sales also decreased 19% to $1.95 million for the quarter ended June 30, 1998 from $2.42 million for the prior year quarter. Gross profit margin increased slightly to 49% for the quarter ended June 30, 1998 from 48% for the quarter ended June 30, 1997.

   Total operating expenses of consumer products for the quarter ended June 30, 1998 were $1.23 million compared to $1.07 million for the quarter ended June 30, 1997, a 15% increase. Sales and marketing expense increased $0.12 million, a 20% increase. $0.07 million of this increase was a result of Middleton Doll hiring additional sales and customer service personnel and increasing the company's participation in trade shows, and increased promotions. In addition, Middleton Doll's payment of commissions increased $0.09 million due to dealer sales being up nearly 40% in the quarter ended June 30, 1998. Offsetting these increases, Middleton Doll's payment of royalties decreased by $0.08 million. License Products' sales and marketing expense increased $0.04 million. New product development expense increased $0.03 million at Middleton Doll because of two new artists that were introduced late in 1997 and increased $0.03 million at License Products because of the reformation of its
   product lines into new catalogs.   General and administrative expenses
   decreased $0.01 million to $0.41 million for the quarter ended June 30, 1998 compared to $0.42 million for the quarter ended June 30, 1997. Middleton Doll's expense increased $0.01 million due to related expenses stemming from the continued growth of the company. License Products' expense decreased $0.03 million due to non-recurring professional fees that were expenses in the prior period and BMIC's expense increased $0.01million as a result of additional expenses for officers.


   The consumer products' consolidated net income was reduced by the minority interest ownership in the net earnings of Middleton Doll and the net consolidated earnings of BMIC. The minority interest in earnings of subsidiaries equaled $0.10 million for the quarter ended June 30, 1998 and $0.38 million for the quarter ended June 30, 1997. The decrease is the result of BMIC owing 100 % of the stock of Middleton Doll as of April 30, 1998. The consumer products' consolidated net income was reduced by a provision for income taxes of $0.24 million and $0.46 million for the quarters ended June 30, 1998 and 1997, respectively.

   Financial Services

   Net income from financial services for the quarter ended June 30, 1998 was $0.34 million compared to $0.99 million for the quarter ended June 30, 1997, a 66% decrease.

   Total revenues were $2.99 million for the quarter ended June 30, 1998 compared to $3.34 million for the quarter ended June 30, 1997, a 10% decrease. Interest on loans increased 6% to $2.89 million for the quarter ended June 30, 1998 from $2.72 million for the comparative quarter as a result of the repurchase of loans that were previously sold to a third party. However, some of the increase is offset by the decreasing yield on the portfolio of loans due to the market's competitive pricing.

   Other income decreased $0.54 million. Of this amount, $0.50 million was the result of receiving the proceeds of an executive's life insurance policy where BMCC was the beneficiary in the second quarter of 1997. In addition, during the quarter ended June 30, 1998 financial services had premium expense of $8,690 relating to repurchasing of loans from third parties compared to income of $8,270 for the quarter ended June 30, 1997.

   Interest expense increased to $2.24 million for the quarter ended June 30, 1998 as compared to $1.60 million for the quarter ended June 30, 1997. Interest expense increased approximately $0.29 million as a result of the repurchase of loans by BMSBLC that had been previously sold. Those repurchased loans were funded with new debt. Average debt increased approximately $23 million during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. This repurchase had minimal impact on net operating income as both interest income and interest expense increased. Interest expense, which is offset by swap income, increased by $0.35 million because of a decline in swap income due to investment swaps maturing and no new agreements being entered into.

   Operating expenses decreased 45% to $0.41 million for the quarter ended June 30, 1998 from $0.75 million for the prior year quarter. All employees of the Company terminated their employment with the Company on September 8, 1997 to become employees of InvestorsBank (the "Bank"), a wholly owned subsidiary of InvestorsBancorp, Inc., except for certain executive officers who are employees of both the Company and the Bank. The Company and the Bank entered into a Management Services and Allocation of Operating Expenses Agreement (the "Agreement"). The effect of such agreement has been to reduce the level of operating expenses of the Company. Salaries were reduced by $0.11 million and other operating expenses were reduced by $0.23 million. A portion of the other operating expenses was reduced as a result of non-recurring professional fees that were incurred in 1997 due to the restructuring. In addition the expense resulting from the change in appreciation on investment swaps decreased $0.07 million for the three months ended June 30, 1998. No new investment swaps were entered into during the quarter ended June 30, 1998.


   The financial services segment is comprised of two entities that intend to qualify as a real estate investment trust ("REIT") under the code. Under REIT status, the Company, together with its qualified REIT subsidiary, BMSBLC, will continue to not be subject to income tax on taxable income which is distributed to shareholders. The taxable income was $660,564 or $0.18 per share for the quarter ended June 30, 1998, which differs from book earnings of $335,648 or $0.09 per share due to the impact of the elimination of intercompany revenue and expenses from the consumer products segment and normal book/tax adjustments. For the quarter ended June 30, 1997 the taxable income was $539,709 or $0.15 per share, which differs from book earnings of $994,774 or $0.27 per share due to impact of the elimination of intercompany revenue and expenses from the consumer products segment and normal book/tax adjustments.

   For the six months ended June 30, 1998 and June 30, 1997

   The Company's total net income after income taxes and minority interest for the six months ended June 30, 1998 equaled $1.16 million or $0.31 per share (diluted) as compared to $1.93 million or $0.52 per share (diluted) for the six months ended June 30, 1997, a 40% decrease.

   Consumer Products

   Net income from consumer products after income taxes and minority interest for the six months ended June 30, 1998 was $0.38 million compared to $0.46 million for the six months ended June 30, 1997, a 17% decrease.

   Net sales from consumer products for the six months ended June 30, 1998 decreased 5% to $7.24 million from $7.65 million in the corresponding prior year period. This decrease was due to decreased sales of $0.41 million at Middleton Doll. License Products' sales were flat for the six months ended June 30, 1998. Cost of sales also decreased 7% to $3.77 million for the six months ended June 30, 1998 from $4.06 million for the prior year period. The decrease is the result of Middleton Doll's decrease in sales. License Products' cost of sales remained constant. Gross profit margin increased slightly to 48% for the six months ended June 30, 1998 from 47% for the six months ended June 30, 1997.

   Total operating expenses of consumer products for the six months ended June 30, 1998 were $2.59 million compared to $1.90 million for the six months ended June 30, 1997, a 36% increase. Sales and marketing expense increased $0.41 million, a 43% increase. The majority of this increase was a result of Middleton Doll hiring additional sales personnel and implementing major expansion of trade shows, including more advertising and more leased space per show and additional promotions. License Products' sales and marketing expense increased $0.10 million. New product development expense increased $0.07 million at Middleton Doll because of two new artists that were introduced late in 1997 and increased $0.05 million at License Products because of the reformation of its
   product lines into new catalogs.   General and administrative expenses
   increased $0.17 million to $0.96 million for the six months ended June 30, 1998 compared to $0.79 million for the six months ended June 30, 1997. Middleton Doll's expense increased $0.11 million due to a new collector club that was started in April 1997 and increased personnel and related expenses stemming from the continued growth of the company. License Products' general and administrative expense remained flat and BMIC's expense increased $0.06 million as a result of additional salaries for officers.

   The consumer products' consolidated net income was reduced by the minority interest ownership in the net earnings of Middleton Doll and the net consolidated earnings of BMIC. The minority interest in earnings of subsidiaries equaled $0.21 million for the six months ended June 30, 1998 and $0.58 million for the six months ended June 30, 1997. The 64% decrease is the result of BMIC owing 100% of the stock of Middleton Doll as of April 30, 1998. The consumer products' consolidated net income was reduced by a provision for income taxes of $0.38 million and $0.69 million for the six months ended June 30, 1998 and 1997, respectively.

   Financial Services

   Net income from financial services for the six months ended June 30, 1998 was $0.78 million compared to $1.47 million for the six months ended June 30, 1997, a 47% decrease.

   Total revenues were $5.92 million for the six months ended June 30, 1998 compared to $5.74 million for the six months ended June 30, 1997, a 3% increase. Interest on loans increased 11% to $5.73 million for the six months ended June 30, 1998 compared to $5.15 million for the comparative six months as a result of the repurchase of $25 million of loans on May 1, 1997 that were previously sold to a third party. However, some of the increase is offset by the decreasing yield on the portfolio of loans due to the market's competitive pricing.

   Other income decreased $0.43 million. Of this amount, $0.50 million was the result of receiving the proceeds of an executive's life insurance policy where BMCC was the beneficiary in the second quarter of 1997. Rental income and interest from short-term securities was up $0.02 million. In addition, during the six months ended June 30, 1998 financial services had premium expense of $0.01 million relating to repurchasing of loans from third parties compared to expense of $0.06 million for the six months ended June 30, 1997.

   Interest expense increased to $4.41 million from $2.86 million for the six months ended June 30, 1998 as compared with the six months ended June 30, 1997. Interest expense increased approximately $0.80 million as a result of the repurchase of loans by BMSBLC that had been previously sold. Those repurchased loans were funded with new debt. Average debt increased $27 million during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This repurchase had minimal impact on net operating income as both interest income and interest expense increased. Interest expense, which is offset by swap income, increased by $0.75 million because of a decline in swap income due to investment swaps maturing and no new agreements being entered into.

   Operating expenses decreased 48% to $0.73 million for the six months ended June 30, 1998 from $1.42 million for the prior year six months. All employees of the Company terminated their employment with the Company on September 8, 1997 to become employees of InvestorsBank (the "Bank"), a wholly owned subsidiary of InvestorsBancorp, Inc., except for certain executive officers who are employees of both the Company and the Bank. The Company and the Bank entered into a Management Services and Allocation of Operating Expenses Agreement (the "Agreement"). The effect of such agreement has been to reduce the level of operating expenses in the Company. Salaries were reduced by $0.20 million and other operating expenses were reduced by $0.49 million. A portion of the other operating expenses was reduced as a result of non-recurring professional fees that were incurred in 1997 due to the restructuring. In addition the expense resulting from the change in appreciation on investment swaps decreased $0.05 million for the six months ended June 30, 1998. No new investment swaps were entered into during the six months ended June 30, 1998.

   The financial services segment is comprised of two entities that intend to qualify as a real estate investment trust ("REIT") under the code. Under REIT status, the Company, together with its qualified REIT subsidiary, BMSBLC, will continue to not be subject to income tax on taxable income which is distributed to shareholders. The taxable income was $1,185,551 or $0.32 per share for the six months ended June 30, 1998, which differs from book earnings of $779,371 or $0.21 per share due to the impact of the elimination of intercompany revenue and expenses from the consumer products segment and normal book/tax adjustments. For the six months ended June 30, 1997 the taxable income was $1,127,738 or $0.31 per share, which differs from book earnings of $1,469,547 or $0.40 per share due to impact of the elimination of intercompany revenue and expenses from the consumer products segment and normal book/tax adjustments.


   Liquidity and Capital

   Consumer Products

   Total assets of consumer products were $11.83 million as of June 30, 1998 and $8.17 million as of December 31, 1997, a 45% increase.

   Cash increased to $0.56 million at June 30, 1998 from zero at December 31, 1997.

   Accounts receivable, net of the allowance, decreased to $1.07 million at June 30, 1998 from $1.96 million at December 31, 1997. A decrease of $0.82 million is attributable to Middleton Doll, and the remaining $0.07 million is attributable to License Products. Both companies are seasonal and typically have lower sales in the first and second quarter of the year, which corresponds to lower accounts receivable balances.

   Inventory was $3.96 million at June 30, 1998 compared to $3.28 million at December 31, 1997. $0.36 million is the result of Middleton Doll's anticipated sales for the third and fourth quarter and $0.32 million is the result of License Products' anticipated sales in a new merchandise line. Both companies are seasonal and typically report their highest sales in the third and fourth quarter of the year.

   Prepaid assets increased significantly in the second quarter to $2.69 million from $0.32 million as of December 31, 1997. On April 30, 1998 Middleton Doll bought the licensing agreement to produce Lee Middleton dolls for $2.5 million which was capitalized and will amortize over the remaining life of the agreement.

   Fixed assets, net of accumulated depreciation, increased by $0.19 million or 11% as of June 30, 1998 compared to December 31, 1997. $0.16 million is the result of Middleton Doll's construction of a new addition to the manufacturing plant in Ohio.

   Goodwill was created when the company purchased the remaining 49% of the stock from the estate of Lee Middleton, the company founder, on April 30, 1998. The purchase price exceeded book value by $0.61 million. Other assets increased to $1.08 million as of June 30, 1998 from $0.94 million as of December 31, 1997.

   Middleton Doll increased its short-term borrowings by borrowing $4,480 on a line of credit with InvestorsBank during the quarter ended June 30, 1998. Middleton Doll also paid off a long-term note payable of $0.02 million with another bank during the first quarter.

   Accounts payable decreased by $0.41 million as of June 30, 1998 compared to December 31, 1997. Middleton Doll's accounts payable decreased $0.32 million while License Products' accounts payable decreased $0.09 million. Other liabilities decreased by $0.14 million.

   Financial Services

   Total assets of financial services were $131.92 million as of June 30, 1998 and $132.17 million as of December 31, 1997, a minimal decrease.

   Total loans on the balance sheet decreased by $2.28 million, or 2%, to $128.13 million at June 30, 1998 from $130.41 million at December 31, 1997. The Company's loan loss reserve decreased by $0.01 million due to a charge off of a loan. The Company's loans under management increased to $138.2 million as of June 30, 1998 from $134.6 million as of December 31, 1997. Leased properties under construction increased by $1.76 million as a result of two new buildings. One of the buildings was complete as of June 1 and the other building is expected to be completed as of September 1.

   Cash increased to $0.44 million at June 30, 1998 from $0.20 million at December 31, 1997.

   Interest receivable remained unchanged at $0.84 million as of June 30, 1998 and December 31, 1997. Fixed assets, investment swaps and other assets, in aggregate increased by only $0.02 million.

   The financial services' total consolidated indebtedness at June 30, 1998 increased $5.94 million. $5 million of the increase was for the purchase of the remaining 49% interest in Lee Middleton Original Doll Company, Inc. and related right to produce certain dolls from the estate of company founder Lee Middleton. As of June 30, 1998, financial services had $70.75 million outstanding in long-term debt and $42.95 million outstanding in short-term borrowings compared to$75.25 million outstanding in long-term debt and $32.51 million outstanding in short-term borrowings as of December 31, 1997. Financial services' short-term facility increased from $50 million to $60 million during the quarter ended June 30, 1998. BMSBLC also entered into a $10 million long-term note payable secured with real estate. BMCC entered into a $5 million annually renewable note secured by the stock of Middleton Doll. As a result of the increase in the short-term facility and long-term facility, the Company paid off some higher cost participations during the quarter. The additional $20 million in debt allowed financial services to purchase $18 million in leased property during July 1998.

   Year 2000 Compliance

   The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's data processing provider and purchased software which is run on in-house computer networks. In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. The Company's data processing provider and those vendors who have been contacted indicate that their hardware and/or software will be Year 2000 compliant by the end of 1998. This will allow time for compliance testing. Some of the providers have completed their testing while others will be testing this fall. Additionally, alarms, heating and cooling systems and other computer-controlled mechanical devices on which the Company relies have been evaluated. Those found not to be in compliance will be modified or replaced with a compliant product. The Company has identified four computers that will need to be replaced and the operating system will be upgraded to become Year 2000 compliant. The costs associated with these upgrades are approximately $5,000.

   An unknown element at this time is the impact of the Year 2000 on the Company's borrowing customers and their ability to repay. The Company has initiated a program to communicate with key customers to ensure they are properly prepared for the year 2000 and will not suffer serious adverse consequences. The Company has also added new covenants to its loan documents that the borrower be Year 2000 compliant. Nevertheless, if not properly addressed, Year 2000 related computer issues could result in interruptions to the operations of the Company and have a material adverse effect on the Company's results of operations.

   Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal years beginning after June 15, 1999. The Company does not believe this statement will have a material impact.

   Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

   This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "could," "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, including the condition of the local real estate market, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, demand for the Company's consumer products and accounting principles and policies. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

   Item 3.   DEFAULTS UPON SENIOR SECURITIES

             Not Applicable

   Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             At an annual meeting of shareholders of the Company held on May 7, 1998, the Bando McGlocklin Capital Corporation 1997 Stock Option Plan was approved by the shareholders. The results of the balloting were as follows:

                                       Shares Voted
        Shares Voted For               Against             Broker Non-Votes
        2,610,105                      127,600             950,956


   Item 5.   OTHER INFORMATION

             The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders is December 9, 1998. Additionally, if the Company receives notice of a shareholder proposal after February 22, 1999, the persons named in proxies solicited by the Board of Directors of the Company for its 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to such proposals.

   Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

             (a)  List of Exhibits

                  The Exhibits to this Quarterly Report on Form 10-Q are identified on the Exhibit Index hereto.

             (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                      BANDO McGLOCKLIN CAPITAL CORPORATION
                                             (Registrant)



                                      /s/ George R. Schonath
   Date:  August 14, 1998                 George R. Schonath
                                      President and Chief Executive Officer


                                      /s/ Susan J. Hauke
   Date:  August 14, 1998                 Susan J. Hauke
                                      Chief Accounting Officer

                      BANDO McGLOCKLIN CAPITAL CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                                EXHIBIT INDEX


   Exhibit
   Number                Exhibit
   4.1 Third Amended and Restated Credit Agreement, dated as of June 1, 1998, by and among, State of Wisconsin Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital Corporation.

   4.2 First Amendment to Master Note Purchase Agreement, dated as of June 1, 1998, by and among, State of Wisconsin Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital Corporation.

   4.3 First Amendment to Credit Agreement, dated as of June 9, 1998, amends and supplements that certain Credit Agreement dated as of March 11, 1998, by and among, Bando McGlocklin Small Business Lending Corporation, the financial institutions from time to time party thereto and Firstar Bank Milwaukee.

   4.4 Second Amendment to Credit Agreement, dated as of July 14, 1998, amends and supplements that certain Credit Agreement dated as of March 11, 1998, by and among, Bando McGlocklin Small Business Lending Corporation, the financial institutions from time to time party thereto and Firstar Bank Milwaukee.

   4.5 Credit Agreement dated as of April 30, 1998, by and among, Bando McGlocklin Capital Corporation and Firstar Bank Milwaukee

   4.6 First Amendment to Credit Agreement, dated as of June 16, 1998, amends and supplements that certain Credit Agreement dated as of April 30, 1998, by and among, Bando McGlocklin Capital Corporation and Firstar Bank Milwaukee

   11               Statement Regarding Computation of Per Share Earnings

   27               Financial Data Schedule (EDGAR version only)