Form 10-Q
period 1998-09-30
BANDO MCGLOCKLIN CAPITAL CORP
filed 1998-11-13
CIK 723209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 (i) FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998
                                                              ------------------

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

                                  Yes X No ___


On November 14, 1998 there was 3,689,102 shares outstanding of the Registrant's common stock, 6 2/3 cents par value.

                      BANDO McGLOCKLIN CAPITAL CORPORATION

                                 FORM 10-Q INDEX


PART  I. FINANCIAL INFORMATION

Item 1.  Financial Statements

             Consolidated Balance Sheet as of September 30, 1998
              and December 31, 1997.................... ....................3-4

             Consolidated Statement of Operations - For the Three
               Months and Nine Months Ended September 30, 1998 and
               1997..........................................................5-6

             Consolidated Statement of Cash Flows - For the Nine
               Months Ended September 30, 1998 and 1997......................7-8

             Notes to the Consolidated Financial Statements.................9-11

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................12-19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................20

Item 2.  Changes in Securities................................................20

Item 3.  Defaults Upon Senior Securities......................................20

Item 4.  Submission of Matters to a Vote of Security Holders..................20

Item 5.  Other Information....................................................20

Item 6.  Exhibits and Reports on Form 8-K.....................................20

                  Signatures..................................................21

                  Exhibit Index...............................................22


             BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                          September 30, 1998      December 31,
                                                                1998                  1997
ASSETS
Consumer Products:
Cash                                                         $  190,034            $   -
Accounts receivable, net of allowance of
  $39,417 and $268,796 as of September 30, 1998               2,290,780             1,958,672
  and December 31, 1997, respectively
Inventory                                                     3,813,571             3,280,172
Prepaid expenses                                              1,218,469               320,339
                                                            -----------            ----------
   Total current assets                                       7,512,854             5,559,183
                                                            -----------            ----------
Fixed assets, net of accumulated depreciation of
  $962,596 and $756,901 as of September 30, 1998 and
  December 31, 1997, respectively                             2,443,286             1,666,399

Other assets                                                  2,756,478               943,402

Goodwill, net of accumulated amortization of $12,910
   and $0 as of September 30, 1998 and December 31,             606,843
   1997, respectively                                       -----------

   Total Consumer Products assets                            13,319,461             8,168,984
                                                            -----------            ----------
Financial Services:
Cash                                                            444,040               197,576
Interest receivable                                             646,438               844,840
Other current assets                                            212,627               144,700
                                                            -----------            ----------
   Total current assets                                       1,303,105             1,187,116
                                                            -----------            ----------
Loans                                                       112,085,983           130,413,277
Less: reserve for loan losses                                  (437,577)             (450,000)
Leased properties:
  Buildings, net                                             18,930,984                     -
  Land                                                        3,028,035               395,843
  Construction in progress                                       30,018                 4,001
Fixed assets, net of accumulated depreciation of
  $306,457 and $236,869 as of September 30, 1998 and            366,995               427,999
  December 31, 1997, respectively
  Other assets, net                                             211,058               190,010
                                                            -----------           -----------

       Total Financial Services assets                      135,518,601           132,168,246
                                                            -----------           -----------


          Total Assets                                     $148,838,062          $140,337,230
                                                           ============          ============


              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET-(Continued)
                                   (Unaudited)


                                                         September 30,      December 31,
                                                              1998              1997

LIABILITIES, MINORITY INTEREST,
PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Consumer Products:
Short-term borrowings                                    $    314,941         $    -
Accounts payable                                              928,719           948,075
Accrued liabilities                                         1,166,507         1,179,476
                                                        -------------        ----------
   Total current liabilities                                2,410,167         2,127,551

   Total current liabilities                                   -                 22,936
Long-term debt                                          -------------        ----------
   Total Consumer Products liabilities                      2,410,167         2,150,487
                                                        -------------        ----------
Financial Services:
Commercial paper                                           46,154,992        25,009,972
Notes payable to banks                                        135,000         7,500,000
                                                        -------------        -----------
   Short-term borrowings                                   46,289,992        32,509,972
Accrued liabilities                                         3,800,816         1,090,965
                                                        -------------        -----------
   Total current liabilities                               50,090,808        33,600,937

State of Wisconsin Investment Board notes payable          15,333,334         6,000,000
Loan participations with repurchase options                47,770,978        69,250,467
Other notes payable                                         5,080,237             -
                                                        -------------       -----------
    Total Financial Services liabilities                  118,275,357       108,851,404
                                                        -------------       -----------
Minority interest in subsidiaries                              16,890         1,684,512
Redeemable Preferred stock, 1 cent par value,
 3,000,000 shares authorized in 1998 and 1997;
 674,791 shares issued and outstanding after
 deducting 15,209 shares in treasury as of September
 30, 1998 and December 31, 1997                            16,908,025        16,908,025

Shareholders' Equity
Common stock, 6 2/3 cents par value,
 15,000,000 shares authorized in 1998 and
 1997,4,001,540 shares issued and outstanding as of
 September 30,1998 and December 31, 1997, before              266,769           266,769
 deducting shares in treasury

Additional paid-in capital                                 13,671,947        13,671,947
Retained earnings                                           1,141,418           656,597
Treasury stock, at cost (312,438 shares as of
   September 30, 1998 and December 31, 1997)               (3,852,511)       (3,852,511)
                                                        --------------      ------------
   Total Shareholders' Equity                              11,227,623        10,742,802
                                                        --------------      ------------

Total Liabilities, Minority Interest,
Preferred Stock and Shareholders' Equity                  $148,838,062      $140,337,230
                                                        ==============      ============


              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended                    Nine Months Ended
                                                        September 30,                         September 30,
                                                   1998               1997               1998              1997
                                                   ----               ----               ----              ----
Consumer Products:
Net sales                                       $5,638,757       $ 4,791,450          $12,879,423       $ 12,446,386
Cost of sales                                    2,870,483         2,415,934            6,639,607          6,474,457
                                               -----------       -----------          -----------       ------------
Gross profit                                     2,768,274         2,375,516            6,239,816          5,971,929

Operating expenses:
  Sales and marketing                              748,785           576,538            2,102,134          1,522,733
  New product development                          122,325           171,243              395,050            326,786
  General and administrative                       493,783           432,643            1,456,357          1,226,863
                                               -----------       -----------          -----------       ------------
    Total operating expenses                     1,364,893         1,180,424            3,953,541          3,076,382

  Other income (expense):
  Interest expense                                 (26,531)             (755)             (42,175)            (6,243)
  Other income, net                                  9,793             6,933              105,309             42,739
                                               -----------       -----------          -----------       ------------
    Total other income (expense)                   (16,738)            6,178               63,134             36,496


Net income before income taxes    and            1,386,643         1,201,270            2,349,409          2,932,043
minority interest
Provision for income taxes                        (441,767)         (439,728)            (820,707)        (1,127,536)
Minority interest in earnings of
subsidiaries                                        (5,475)         (359,933)            (212,626)          (937,970)
                                              ------------       ------------         -----------       -----------
Net income                                         939,401           401,609            1,316,076            866,537
                                              ------------       ------------         -----------       -----------
Financial Services:
Revenues:
Interest on loans                                2,600,828         3,005,909            8,332,205          8,153,117
Rental income                                      523,949             -                  536,639             -
Other income                                        80,222           202,915              251,399            800,319
                                              ------------       -----------          -----------        -----------
    Total Revenues                               3,204,999         3,208,824            9,120,243          8,953,436
                                              ------------       -----------          -----------        -----------

Expenses:
Interest expense                                 2,361,240         1,979,686            6,769,688          4,838,647
Other operating expenses                           462,270           777,884            1,189,695          2,193,988
                                              ------------       -----------          -----------        -----------
    Total Expenses                               2,823,510         2,757,570            7,959,383          7,032,635

Net income                                         381,489           451,254            1,160,860          1,920,801
                                              ------------       -----------          -----------        -----------





                               BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF OPERATIONS - (Continued)
                                                    (Unaudited)
                                                      Three Months Ended                    Nine Months Ended
                                                        September 30,                         September 30,
                                                   1998               1997               1998              1997
                                                   ----               ----               ----              ----
Total Company:
Net income before income taxes    and
minority interest                                1,768,132         1,652,524            3,510,269          4,852,844
Provision for income taxes                        (441,767)         (439,728)            (820,707)        (1,127,536)
Minority interest in earnings of
subsidiaries                                        (5,475)         (359,933)            (212,626)          (937,970)
                                              ------------       -----------          -----------        -----------

Net income                                      $1,320,890         $ 852,863           $2,476,936         $2,787,338
                                              ============       ===========          ============       ===========

Basic Earnings Per Share                        $     0.36         $    0.23          $      0.67         $     0.76
Diluted Earnings Per Share                      $     0.36         $    0.23          $      0.67         $     0.75



                                   BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        (Unaudited)

                                                                     Nine months ended                   Nine months ended
                                                                    September 30, 1998                   September 30, 1997

                                                                Consumer         Financial         Consumer            Financial
                                                                Products          Services         Products           Services
Cash Flows from Operating Activities:

Net income                                                     $ 1,316,076      $ 1,160,860       $ 866,537         $ 1,920,801

Adjustments to reconcile net cash (used) provided by operating activities:

  Change in appreciation on investment swaps                          -              45,348           -                 308,341

  Depreciation and amortization                                    218,605          211,039         115,572             135,702

  Change in minority interest in subsidiaries                   (1,667,622)            -            929,477                -

Increase (decrease) in cash due to change in:

  Accounts receivable                                             (332,108)            -         (1,228,277)               -

  Inventory                                                       (533,399)            -         (1,904,848)               -

  Interest receivable                                                 -             198,402                -           257,144

  Other assets                                                  (2,711,206)         (57,633)       (247,040)           (30,707)

  Accounts payable                                                 (19,356)            -            492,031                -

  Other liabilities                                                (12,969)       2,361,822         859,023           (173,109)
                                                                   ---------    -----------       ---------          ---------

Net Cash (Used) Provided by Operations                          (3,741,979)       3,919,838        (117,525)         2,418,172
                                                                 -----------    -----------       ----------         ---------

Cash Flows from Investing Activities:

  Loans made                                                          -         (54,725,524)           -           (41,430,388)

  Principal collected on loans                                        -           2,760,651            -            27,209,076

  Cash paid for Bando McGlocklin Real Estate                          -          (7,249,856)           -                 -
Investment Corporation's assets

  Loans purchased                                                     -              -                 -           (49,647,182)

  Loan and interest charge off                                        -             (12,423)           -                 -

  Premium expense - net                                               -              13,344            -                62,622

  Construction of leased properties                                   -          (3,850,389)           -                 -

  Land sold                                                           -              -               74,575              -



                               BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                                    (Unaudited)


                                                                     Nine months ended                   Nine months ended
                                                                      September 30, 1998                 September 30, 1997

                                                                Consumer         Financial         Consumer           Financial
                                                                Products          Services         Products           Services

Cash Flows from Investing Activities (cont.) :

  Purchase of short-term securities                                   -               -                -            (2,625,000)

  Proceeds from maturity of securities                                -               -                -             2,275,000

  Purchase of fixed assets                                         (982,582)         (8,584)       (524,528)          (189,394)

  Acquisition of minority interest in subsidiary                   (619,753)          -                                  -
                                                                  ---------      ----------      ----------        -----------
                                                                                                      -

Net Cash Used by Investing                                       (1,602,335)      3,072,781)       (449,953)       (64,345,266)
                                                                 ----------      ----------      ----------        -----------
Cash Flows from Financing Activities:

  Increase in short term borrowings                                 314,941      13,780,020         187,500          4,126,612

  Proceeds from loan participations with                               -        (21,479,489)          -             65,530,610
repurchase options - net

  Proceeds from SWIB note - net                                        -          9,333,334           -               (500,000)

  (Decrease) Increase in other notes payable                        (22,936)      5,000,000          (7,598)             -

  Capitalization and distribution of                                   -              -                -            (6,160,000)
InvestorsBank

  Dividends paid                                                       -         (1,992,115)           -            (1,326,017)

  Proceeds from exercise of stock options                              -              -                -               336,674

  Repurchase of common stock                                           -              -                -              (589,898)
                                                                -----------      ----------       ---------        -----------

Net Cash Provided by Financing                                      292,005       4,641,750         179,902         61,417,981
                                                                -----------      ----------       ---------        -----------

Net intercompany transactions                                     5,242,343      (5,242,343)       (144,009)           144,009

Net increase (decrease) in cash                                     190,034         246,464        (531,585)          (365,104)

Cash, beginning of period                                                           197,576         663,936            673,620
                                                                -----------      ----------       ---------        -----------
                                                                      -

Cash, end of period                                             $   190,034       $ 444,040       $ 132,351          $ 308,516
                                                                ===========      ==========      ==========         =========

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

On July 14, 1998 BMSBLC completed an acquisition of $19 million of leased properties and other assets through a merger with Bando McGlocklin Real Estate Investment Corporation ("BMREIC"), an independently owned and operated real estate investment trust. The leased portfolio, which has a cost of approximately $18 million, consists of 18 owner-occupied properties in the greater Milwaukee area that are leased to a variety of manufacturing and service businesses.

NOTE 2 - RECLASSIFICATION

Certain  amounts  in the  September  30,  1997  financial  statements  have been reclassified to conform to the September 30, 1998 presentation. These reclassifications have no effect on the retained earnings or net income previously reported.

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

The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.
                                       9

NOTE 4 - INVENTORY

Inventories of Middleton Doll and License Products are valued at the lower of cost or market. Middleton Doll and License Products utilize the average cost method to determine cost. The components of inventory are as follows:



                                       September 30,          December 31,
                                           1998                   1997

       Raw materials                    $2,282,417             $1,975,002
       Work in process                     369,618                282,484
       Finished goods                    1,348,409              1,230,298
       Inventory reserve                 (186,873)              (207,612)
                                         --------               --------
           Total                        $3,813,571             $3,280,172


NOTE 5 - SHORT-TERM BORROWINGS


BMSBLC entered into one loan agreement with four participating banks as of March 11, 1998. As of June 9, 1998 the agreement was amended to add a fifth participant bank. The current loan agreement provides for a maximum of $60,000,000 less the outstanding principal amount of commercial paper. The facility bears interest at the prime rate or at the 30-, 60- or 90-day LIBOR plus one and three-eighths percent. Interest is payable monthly, and the loan agreement expires on April 30, 1999. BMSBLC is also required to pay a commitment fee equal to 1/2 of 1% per year on the unused amount of the loan commitment. At September 30, 1998, under this agreement, the outstanding principal balance was $135,000.

On April 30, 1998, BMCC entered into a credit agreement with one of its correspondent banks providing for a note of $5,000,000 bearing interest at the prime rate. The credit agreement expires on April 30, 1999. The proceeds from the new note were for the purchase of the remaining 49% interest in Middleton Doll and the right to produce certain dolls.

NOTE 6 - LONG-TERM DEBT

On June 12, 1998, BMSBLC borrowed an additional $10,000,000 from the State of Wisconsin Investment Board pursuant to a term note which bears interest at a fixed rate of 6.98% per year through its maturity. The note is payable in equal quarterly installments of $166,667 with a final payment of unpaid principal due on June 1, 2013, and is secured by specific loans. At September 30, 1998, the outstanding principal balance was $9,833,333.

NOTE 7 - LOANS SOLD

On September 18, 1998, BMSBLC sold $5,331,814 in loans to a third party with an option to repurchase them at a later date. These loans are sold with full recourse and have been accounted for as secured financings. The Company is susceptible to loss equal to the total principal balance of the loan to the extent the underlying collateral is insufficient in the event of nonperformance. No associated loss reserve has been established as of September 30, 1998 for loans which have been sold.

NOTE 8 - BUSINESS ACQUISITIONS

In July, 1998, BMSBLC acquired Bando McGlocklin Real Estate Investment Corporation, an independantly owned operated real estate investement trust ("BMREIC"). This acquisition was accounted for as a purchase. Under the terms of the Plan of Merger, BMSBIC acquired assets with a fair value of approximatley $19.6 million, assumed liabilities of approximatley $13.8 million and paid cash of approximatley $5.1 million to shareholders of BMREIC. Of the liabilities assumed, approximatley $22.0 million were paid by BMSBLC at the date of closing.

In addition, BMSBLC paid $555,379 to a related party to acquire the rights, title and interest under an Advisory Agreement between the related party and BMREIC. This purchase was agreed upon as part of the acquisition of BMREIC described above and had been capitalized as part of the purchase price.

 NOTE 9 - EARNINGS PER SHARE

See Exhibit 11

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

General

Amounts presented as of September 30, 1998 and December 31, 1997, and for the three months and the nine months ended September 30, 1998 and September 30, 1997 include the consolidation of two segments. The financial services segment includes Bando McGlocklin Capital Corporation (the "Company") and Bando
McGlocklin  Small  Business  Lending  Corporation   ("BMSBLC"),   a  100%  owned
subsidiary of the Company. The consumer products segment includes Bando McGlocklin Investment Corporation ("BMIC"), a 99%-owned subsidiary of the Company; Lee Middleton Original Dolls, Inc. ("Middleton Doll") and License Products, Inc. ("License Products"), 100% and 51%-owned subsidiaries of BMIC, respectively. As of April 30, 1998, BMIC owned 100% of Middleton Doll; prior to that date BMIC owed 51% of Middleton Doll.

Results of Operations

For the three months ended September 30, 1998 and September 30, 1997

The Company's total net income after income taxes and minority interest for the quarter ended September 30, 1998 equaled $1.32 million or $0.36 per share (diluted) as compared to $0.85 million or $0.23 per share (diluted) for the quarter ended September 30, 1997, a 55% increase.

Consumer Products

Net income from consumer products after income taxes and minority interest for the quarter ended September 30, 1998 was $0.94 million compared to $0.40 million for the quarter ended September 30, 1997, a 134% increase. As of April 30, 1998 BMIC owned 100% of Middleton Doll as compared with the quarter ended September 30, 1997 when BMIC owned only 51% of Middleton Doll.

Net sales from consumer products for the quarter ended September 30, 1998 increased 18% to $5.64 million compared to $4.79 million for the quarter ended September 30, 1997. This increase was due to increased sales of $0.52 million at Middleton Doll and $0.33 million at License Products for the quarter ended September 30, 1998. Cost of sales increased 19% to $2.87 million for the quarter ended September 30, 1998 compared to $2.42 million for the quarter ended September 30, 1997. Gross profit margin remained unchanged at 49%.

Total operating expenses of consumer products for the quarter ended September 30, 1998 were $1.36 million compared to $1.18 million for the quarter ended September 30, 1997, an increase of 16%. Sales and marketing expense increased $0.17 million, a 30% increase. $0.09 million of this increase was a result of License Products hiring additional sales personnel and increased commissions and royalties as a result of increased sales. Middleton Doll incurred costs of $0.04 million for the design and purchase of point of sale displays and an additional $0.04 million on trade shows and additional sales personnel. New product development expense decreased $0.01 million at Middleton Doll and $0.04 million at License Products for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997. These costs were higher during 1997 because of the reformation of their product lines. General and administrative expenses increased $0.06 million to $0.49 million for the quarter ended September 30, 1998 compared to $0.43 million for the quarter ended September 30, 1997. Middleton Doll's expense increased $0.04 million due to expenses stemming from the continued growth of the company. License Products' expense remained relatively unchanged and BMIC's expense increased $0.02 million as a result of amortization of goodwill associated with the acquisition of the minority interest in Middleton Doll and an increase in other miscellaneous expenses.

The  consumer  products'  consolidated  net income was  reduced by the  minority interest ownership in the net earnings of Middleton Doll and the net consolidated earnings of BMIC. The minority interest in earnings of subsidiaries was $0.005 million for the quarter ended September 30, 1998 and $0.36 million for the quarter ended September 30, 1997. The decrease is the result of BMIC owning 100 % of the stock of Middleton Doll as of April 30, 1998. The consumer products' consolidated net income was reduced by a provision for income taxes of $0.44 million for the quarters ended September 30, 1998 and 1997.

Financial Services

Net income from financial services for the quarter ended September 30, 1998 was $0.38 million compared to $0.45 million for the quarter ended September 30, 1997, a 15% decrease.

Total revenues were $3.2 million for both the quarter ended September 30, 1998 and the quarter ended September 30, 1997. Interest on loans and rental income increased 4% to $3.12 million for the quarter ended September 30, 1998 compared to $3.01 million for the quarter ended June 30, 1997. Interest on loans decreased 13% to $2.60 million from $3.01 million for the quarters ended September 30, 1998 and September 30, 1997, respectively. Rental income increased to $0.52 million for the quarter ended September 30, 1998 compared to zero for the quarter ended June 30, 1997. The decrease in interest income is the result of the merger of BMSBLC with Bando McGlocklin Real Estate Investment Corporation ("BMREIC"), an independently owned and operated real estate investment trust. The Company had financed a portion of BMREIC's rental properties and, as a result of the merger, loans decreased and rental properties increased.

Other income decreased $0.12 million. Of this amount, $0.08 million were fees related to the sale of residential mortgages which are now being originated in InvestorsBank (the "Bank"), a wholly owned subsidiary of InvestorsBancorp, Inc. The remaining $0.04 million was a reduction in miscellaneous loan fees stemming from competitive market conditions.

Interest expense increased to $2.36 million for the quarter ended September 30, 1998 as compared to $1.98 million for the quarter ended September 30, 1997. Interest expense increased approximately $0.11 million as a result of the repurchase of loans by BMSBLC that had been previously sold and the purchase of $19.0 million of assets from BMREIC. Those repurchased loans and assets were funded with new debt. Average debt on the balance sheet increased approximately $8 million during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. This repurchase had minimal impact on net operating income as both interest income and interest expense increased. The interest rate on the Company's preferred stock reset, effective July 1, 1998, which resulted in a $0.04 million increase in interest expense. Interest expense, which is offset by swap income, increased by $0.23 million because of a decline in swap income due to investment swaps maturing and no new agreements being entered into.

Operating  expenses  decreased  40% to  $0.46  million  for  the  quarter  ended
September 30, 1998 compared to $0.77 million for the quarter ended June 30, 1997. All employees of the Company terminated their employment with the Company on September 8, 1997 to become employees of the Bank, except for certain executive officers who are employees of both the Company and the Bank. The Company and the Bank entered into a Management Services and Allocation of Operating Expenses Agreement (the "Agreement"). The effect of such agreement has been to reduce the level of operating expenses of the Company. Salaries and employee benefits decreased $0.21 million, and other operating expenses decreased $0.11 million. A portion of the reduction in employee benefits expense was due to a non-recurring stock option adjustment made in 1997. These reductions were partially offset by an increase in depreciation of $0.09 million stemming from the merger of BMSBLC with BMREIC. In addition the expense resulting from the change in appreciation on investment swaps decreased $0.08 million for the three months ended September 30, 1998. No new investment swaps were entered into during the quarter ended September 30, 1998.

The financial services segment is comprised of two entities that intend to qualify as a real estate investment trust ("REIT") under the code. Under REIT status, the Company, together with its qualified REIT subsidiary, BMSBLC, will continue to not be subject to income tax on taxable income which is distributed to shareholders. The taxable income was $791,344 or $0.21 per share for the quarter ended September 30, 1998, which differs from book earnings of $381,489 or $0.10 per share due to the impact of the elimination of intercompany revenue and expenses from the consumer products segment and normal book/tax adjustments. For the quarter ended September 30, 1997 the taxable income was $696,825 or $0.19 per share, which differs from book earnings of $451,254 or $0.12 per share due to impact of the elimination of intercompany revenue and expenses from the consumer products segment and normal book/tax adjustments.

For the nine months ended September 30, 1998 and September 30, 1997

The Company's total net income after income taxes and minority interest for the nine months ended September 30, 1998 equaled $2.48 million or $0.67 per share (diluted) as compared to $2.79 million or $0.75 per share (diluted) for the nine months ended September 30, 1997, an 11% decrease.

Consumer Products

Net income from consumer products after income taxes and minority interest for the nine months ended September 30, 1998 was $1.32 million compared to $0.87 million for the nine months ended September 30, 1997, a 52% increase. As of April 30, 1998, BMIC owned 100% of Middleton Doll as compared with the nine months ended September 30, 1997 when BMIC owned only 51% of Middleton Doll.

Net sales from consumer products for the nine months ended September 30, 1998 increased 3% to $12.88 million compared to $12.45 million for the nine months ended September 30, 1997. This was due to increased sales of $0.11 million at Middleton Doll and $0.32 million at License Products. Cost of sales also increased 3% to $6.64 million for the nine months ended September 30, 1998 compared to $6.47 million for the nine months ended September 30, 1997 as a result of the increase in sales. Gross profit margin remained constant at 48% for the nine months ended September 30, 1998 and September 30, 1997.

Total operating expenses of consumer products for the nine months ended September 30, 1998 were $3.95 million compared to $3.08 million for the nine months ended September 30, 1997, a 29% increase. Sales and marketing expense increased $0.58 million, a 38% increase. $0.39 million of this increase is attributable to Middleton Doll implementing major expansion of trade shows, including more advertising, personnel and leased space per show, along with additional promotions such as, point of sale displays. License Products' sales and marketing expense was up $0.19 million because of their efforts to increase sales on its new product line. New product development expense increased $0.06 million at Middleton Doll because of two new artists that were introduced late in 1997 and increased $0.01 million at License Products. General and administrative expenses increased $0.22 million to $1.45 million for the nine months ended September 30, 1998 compared to $1.23 million for the nine months ended September 30, 1997. Middleton Doll's expense increased $0.15 million due to increased personnel and related expenses stemming from the continued growth of the company. License Products' general and administrative expense remained flat and BMIC's expense increased $0.07 million as a result of amortization of goodwill associated with the acquisition of the minority interest in Middleton Doll and an increase in other miscellaneous expenses.

The consumer products' consolidated net income was reduced by the minority interest ownership in the net earnings of Middleton Doll for the period prior to April 30, 1998 and the net consolidated earnings of BMIC. The minority interest in earnings of subsidiaries equaled $0.21 million for the nine months ended September 30, 1998 compared to $0.94 million for the nine months ended September 30, 1997. The 77% decrease is the result of BMIC owning 100% of the stock of Middleton Doll as of April 30, 1998. The consumer products' consolidated net income was reduced by a provision for income taxes of $0.82 million and $1.13 million for the nine months ended September 30, 1998 and 1997, respectively.

Financial Services

Net income from financial services for the nine months ended September 30, 1998 was $1.16 million compared to $1.92 million for the nine months ended September 30, 1997, a 40% decrease.

Total revenues were $9.12 million for the nine months ended September 30, 1998 compared to $8.95 million for the nine months ended September 30, 1997, a 2% increase. Interest on loans and rental income increased 9% to $8.87 million for the nine months ended September 30, 1998 from $8.15 million for the nine months ended September 30, 1997. Rental income for the period was $0.54 million as a result of the acquisition of $19 million of leased properties and other assets through a merger with BMREIC. Interest on loans increased 2% as a result of the repurchase of $25 million of loans on May 1, 1997 that were previously sold to a third party. However, most of the increase is offset by a decrease in loans due to the merger of the Company with BMREIC and the decreasing yield on the portfolio of loans due to the market's competitive pricing.

Other income decreased $0.55 million. Of this amount, $0.50 million was the result of receiving proceeds of an executive's life insurance policy where BMCC was the beneficiary in the second quarter of 1997. The remainder of the decrease is comprised of fees related to the sale of residential mortgages which are now being originated in InvestorsBank and a reduction in miscellaneous loan fees stemming from competitive market conditions.

Interest expense increased to $6.77 million from $4.84 million for the nine months ended September 30, 1998 as compared with the nine months ended September 30, 1997. Interest expense increased approximately $0.91million as a result of the repurchase of loans by BMSBLC that had been previously sold and the purchase of $19.0 million of assets from BMREIC. Those repurchased loans and assets were funded with new debt. Average debt on the balance sheet increased $24 million during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This repurchase had minimal impact on net operating income as both interest income and interest expense increased. The interest rate on the Company's preferred stock reset effective July 1, 1998 which resulted in a $0.04 million increase in interest expense. Interest expense, which is offset by swap income, increased by $0.98 million because of a decline in swap income due to investment swaps maturing and no new agreements being entered into.

Operating expenses decreased 46% to $1.19 million for the nine months ended September 30, 1998 compared to $2.19 million for the nine months ended September 30, 1997. All employees of the Company terminated their employment with the Company on September 8, 1997 to become employees of InvestorsBank (the "Bank"), a wholly owned subsidiary of InvestorsBancorp, Inc., except for certain executive officers who are employees of both the Company and the Bank. The Company and the Bank entered into a Management Services and Allocation of Operating Expenses Agreement (the "Agreement"). The effect of such agreement has been to reduce the level of operating expenses in the Company. Salaries were reduced by $0.42 million and other operating expenses were reduced by $0.41 million. A portion of the other operating expenses was reduced as a result of non-recurring professional fees that were incurred in 1997 due to the restructuring. The reductions in other operating expense were partially offset by an increase in depreciation of $0.09 million attributable to the merger with BMREIC. In addition the expense resulting from the change in appreciation on investment swaps decreased $0.26 million for the nine months ended September 30, 1998. No new investment swaps were entered into during the nine months ended September 30, 1998.

The financial services segment is comprised of two entities that intend to qualify as a real estate investment trust ("REIT") under the code. Under REIT status, the Company, together with its qualified REIT subsidiary, BMSBLC, will continue to not be subject to income tax on taxable income which is distributed to shareholders. The taxable income was $1,976,895 or $0.54 per share for the nine months ended September 30, 1998, which differs from book earnings of $1,160,860 or $0.31 per share due to the impact of the elimination of intercompany revenue and expenses from the consumer products segment and normal book/tax adjustments. For the nine months ended September 30, 1997 the taxable income was $1,824,563 or $0.50 per share, which differs from book earnings of $1,920,801 or $0.52 per share due to impact of the elimination of intercompany revenue and expenses from the consumer products segment and normal book/tax adjustments.

Liquidity and Capital

Consumer Products

Total assets of consumer products were $13.32 million as of September 30, 1998 and $8.17 million as of December 31, 1997, a 63% increase.

Cash increased to $0.19 million at September 30, 1998 from zero at December 31, 1997.

Accounts receivable, net of the allowance, increased to $2.29 million at September 30, 1998 from $1.96 million at December 31, 1997. An increase of $0.21 million is attributable to License Products, and the remaining $0.12 million is attributable to Middleton Doll. Both companies are seasonal and typically have higher sales in the third and fourth quarter of the year, which corresponds to higher accounts receivable balances.

Inventory was $3.81 million at September 30, 1998 compared to $3.28 million at December 31, 1997. License Products' inventory was up $0.64 million due to anticipated sales in a new merchandise line, and Middleton Doll's inventory was down $0.11 million.

Prepaid assets increased to $1.22 million from $0.32 million as of December 31, 1997. On April 30, 1998 Middleton Doll bought the licensing agreement to produce Lee Middleton dolls for $2.5 million. $0.50 million is capitalized in current prepaid assets, and the remaining balance is in other assets. The asset is amortizing over the remaining life of the agreement.

Fixed assets, net of accumulated depreciation, increased by $0.78 million or 47% as of September 30, 1998 compared to December 31, 1997. This increase is mainly the result of Middleton Doll's construction of a new addition to the manufacturing plant in Ohio.

Goodwill was created when the company purchased the remaining 49% of the stock from the estate of Lee Middleton, the founder of Middleton Doll, on April 30, 1998. The purchase price exceeded book value by $0.61 million. Other assets increased to $2.76 million as of September 30, 1998 from $0.94 million as of December 31, 1997.

Middleton Doll increased its short-term borrowings by borrowing $0.31 million on a line of credit during the period ended September 30, 1998. Middleton Doll also paid off a long-term note payable of $0.02 million with another bank during the first quarter.

Accounts payable decreased by $0.02 million as of September 30, 1998 compared to December 31,

1997. Middleton Doll's accounts payable decreased $0.24 million while License Products' accounts payable increased $0.22 million. Other liabilities decreased by $0.01 million.

Financial Services

Total assets of financial services were $135.52 million as of September 30, 1998 and $132.17 million as of December 31, 1997, a 3% increase.

Total loans on the balance sheet decreased by $18.33 million, or 14%, to $112.09 million at September 30, 1998 from $130.41 million at December 31, 1997. The Company's loan loss reserve decreased by $0.01 million due to a charge off of a loan. The Company's loans under management decreased to $114.2 million as of September 30, 1998 from $134.6 million as of December 31, 1997. Leased properties increased to $21.99 million as of September 30, 1998 compared to $0.40 million as of December 31, 1997. The large increase was the result of the merger of BMSBLC with BMREIC.

Cash increased to $0.44 million at September 30, 1998 from $0.20 million at December 31, 1997.

Interest receivable decreased to $0.65 million as of September 30, 1998 from $0.84 at December 31, 1997. Fixed assets, investment swaps and other assets, in aggregate increased by only $0.03 million.

The financial services' total consolidated indebtedness at September 30, 1998 increased $6.71 million. $5 million of the increase was for the purchase of the remaining 49% interest in Middleton Doll and the related right to produce certain dolls from the estate of Lee Middleton, founder of Middleton Doll. As of September 30, 1998, financial services had $68.18 million outstanding in long-term debt and $46.29 million outstanding in short-term borrowings compared to $75.25 million outstanding in long-term debt and $32.51 million outstanding in short-term borrowings as of December 31, 1997. Financial services' short-term facility increased from $50 million to $60 million during the quarter ended June 30, 1998. BMSBLC also entered into a $10 million long-term note payable secured with real estate. The Company also entered into a $5 million annually renewable note secured by the stock of Middleton Doll. As a result of the increase in the short-term facility and long-term facility, the Company paid off some higher cost participations during the second quarter.

Year 2000 Compliance

The Year 2000 has posed a unique set of challenges to those industries reliant on information technology. As a result of methods employed by early programmers, many software applications and operation programs may be unable to distinguish the Year 2000 from the Year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or, in the worst cases, the inability of the systems to continue to function altogether.

In 1997, the Company moved into a newly constructed building. The Company purchased new computer systems during this move and the Year 2000 problem was factored into the selection of the new equipment. During this time, the Company identified hardware and software issues required to assure Year 2000 compliance. The Company began by assessing the issues related to the Year 2000 problem and the potential for those issues to adversely affect the Company's business and operations.

The Company has established a Year 2000 management committee to deal with this issue. It is the mission of this committee to identify areas subject to complication related to the Year 2000 problem and to initiate remedial measures designed to eliminate any adverse effects on the Company's business and operations. The committee has identified all mission-critical software and hardware that may be adversely affected by the Year 2000 problem and has required its vendors to represent that the systems and products provided are or will be Year 2000 compliant.

The Company licenses all software used in conducting its business from third party vendors. None of the Company's software has been internally developed. The Company has developed a comprehensive list of all software, all hardware and all service providers used by the Company. Every vendor has been contacted regarding the Year 2000 problem. The vendor of the primary software in use at the Company released its Year 2000 compliant software in September 1998. Testing at the Company, using test scripts developed by the vendor, was completed on October 3, 1998. The vendor will be conducting ongoing proxy testing and seminars and will report its progress to the Company in a monthly management report. Members of the committee have joined a peer user group. In addition, the Company continues to monitor all other major vendors of services to the Company for Year 2000 problems in order to avoid shortages of supplies and services in the coming months.

There are three third party  utilities  with which the Company has an  important relationship. The Company has not identified any practical, long-term alternatives to relying on these companies for basic utility services. In the event that the utilities significantly curtailed or interrupted their services to the Company, it would have a significant adverse effect on the Company's ability to conduct its business.

The Company also has tested all heating and air conditioning units, vault doors, alarms systems, networks, etc. and is not aware of any significant problems with such systems.

The Company's cumulative costs of the Year 2000 problem through the third quarter of 1998 have been $10,000. At the present time, the Company does not anticipate material cost expenditures in the future to become fully compliant. However, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results. The estimated total cost of the Year 2000 problem is currently $15,000. This includes costs to upgrade software and replace equipment specifically for the purpose of Year 2000 compliance and certain administrative expenditures.

It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers, or even the possible loss of electric power or phone service; however, such costs could be substantial.

The Company is committed to a plan for achieving compliance, focusing not only on its own data processing systems, but also on its loan customers. The management committee has proposed policy and procedure changes to help identify potential risks to the Company and to gain an understanding of how customers are managing the risks associated with the Year 2000 problem. The Company is assessing the impact, if any, the Year 2000 problem will have on its credit risk and loan underwriting. In connection with potential credit risk related to the Year 2000 problem, the Company has contacted its large commercial loan customers regarding their level of preparedness for the Year 2000.

The Company has developed  contingency  plans for various Year 2000 problems and
continues   to  revise   those  plans  based  on  testing   results  and  vendor
notifications.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal years beginning after June 15, 1999. The Company does not believe this statement will have a material impact. ii.

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

                 (b)      Reports on Form 8-K

                          No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                      BANDO McGLOCKLIN CAPITAL CORPORATION
                                         (Registrant)



                                        /s/ George R. Schonath
 Date:  November 13, 1998               George R. Schonath
                                        President and Chief Executive Officer


                                        /s/ Susan J. Hauke
Date:  November 13, 1998               Susan J. Hauke
                                        Chief Accounting Officer

                      BANDO McGLOCKLIN CAPITAL CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                  EXHIBIT INDEX



Exhibit
Number                         Exhibit
(1)

   2.1 Agreement and Plan of Merger, dated April 1, 1998, by and among Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Real Estate Investment Corporation


   2.2 Agreement between Schonath, Kestly, Bando & McGlocklin, Inc. and Bando McGlocklin Small Business Lending Corporation dated July 13, 1998.

   11       Statement Regarding Computation of Per Share Earnings

   27       Financial Data Schedule (EDGAR version only)