Form 10-K405
period 1998-12-31
BANDO MCGLOCKLIN CAPITAL CORP
filed 1999-03-31
CIK 723209

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998;

                             OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from _________________ to
     -----------------

                        Commission File Number :811-3787

                      BANDO McGLOCKLIN CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

              Wisconsin                            39-1364345
     (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)            Identification No.)

          W239 N1700 Busse Road
              P.O. Box 190
           Pewaukee, Wisconsin                        53072-0190
   (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (414) 523-4300
                             -----------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:
           Title of Class                           Title of Class
  Common Stock, 6-2/3 cents Par Value     Preferred Stock, 6-2/3 cents Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at March 16, 1999 was $35,885,596.

     The number of shares of common stock outstanding at March 16, 1999 was 3,689,102

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Bando McGlocklin Capital Corporation Proxy Statement for the 1999 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant's fiscal year and, and upon such filing, to be incorporated by reference into Part III).

                      BANDO McGLOCKLIN CAPITAL CORPORATION

                       Index to Annual Report on Form 10-K
                            For the Fiscal Year Ended
                                December 31, 1998
                                                                            Page

Part I.........................................................................2

    Item 1.  Description of Business...........................................2

    Item 2.  Properties........................................................6

    Item 3.  Legal Proceedings.................................................6

    Item 4.  Submission of Matters to a Vote of Security Holders...............6

Part II........................................................................6

    Item 5.  Market for Common Equity and Related Stockholder Matters..........6

    Item 6.  Selected Financial Data (In thousands,
             except per share data)............................................7

    Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations (for the fiscal
             years ended December 31, 1997 and June 30, 1996 and 1995).........8

    Item 7a. Quantitative and Qualitative Disclosures
             About Market Risk................................................14

    Item 8.  Financial Statement and Supplementary Data.......................16

Part III......................................................................52

    Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..............................52

    Item 10. Directors and Executive Officers of the Registrant...............52

    Item 11. Executive Compensation...........................................52

    Item 12. Security Ownership of Certain Beneficial
             Owners and Management............................................52

    Item 13. Certain Relationships and Related Transactions...................52

    Item 14. Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K..........................................52


                                      (i)

                                     Part I

Item 1.  Description of Business

                                  Introduction

         Bando McGlocklin Capital Corporation (the "Company"), was originally incorporated in February 1980 to provide long-term secured loans to finance the growth, expansion and modernization of small businesses. The Company is now engaged in two business segments, the Financial Service Business and the Consumer Products Business.

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

         On March 26, 1993, the Company transferred substantially all of its assets and liabilities to Bando McGlocklin Small Business Lending Corporation ("BMSBLC"), a wholly-owned subsidiary of the Company. In 1997, BMSBLC contributed its ownership interest in Lee Middleton Original Dolls, Inc. ("Middleton Doll") and License Products, Inc. ("License Products"), both 51% owned subsidiaries engaged in the consumer products business, to BMIC. The remaining 49% of each company was owned by unaffiliated parties. On April 30, 1998, BMIC acquired the remaining 49% interest of Middleton Doll and the right to produce certain dolls for $5 million in cash. The consolidated accounts of the Company reflect the consolidated financial position and results of operations of BMIC, Middleton Doll and License Products.

         Prior to January 2, 1997, the Company and BMSBLC were registered as investment companies under the Investment Company Act of 1940 ("1940 Act"). Effective January 2, 1997, the Company and BMSBLC deregistered as investment companies under the 1940 Act. The Company now reports under the Securities Exchange Act of 1934 ("1934 Act"). Since January 1, 1997, the Company, together with its wholly-owned subsidiary, BMSBLC, has operated as a real estate investment trust ("REIT") pursuant to the provisions of Section 856 of the Internal Revenue Code of 1986, as amended.

         On September 3, 1997, the Company capitalized InvestorsBancorp, Inc., a bank holding company, with approximately $6.2 million and then distributed all its shares of InvestorsBancorp, Inc. to the Company's shareholders.

         The Company and InvestorsBancorp, Inc., together with its wholly-owned subsidiary, InvestorsBank (the "Bank"), share common offices and personnel. Expenses are shared between the two entities in accordance with a Management Services and Allocation of Expenses Agreement (the "Management Agreement"). See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

                           Financial Services Business

Loans

         The Company, through its Financial Services Business, (i) manages its loan portfolio comprised primarily of loans to small business entities secured by first or second mortgages, (ii) purchases loan participations from banks, including the Bank, and (iii) owns industrial and commercial real estate for lease to small businesses.

         Until the distribution of the shares of InvestorsBancorp, Inc. in September 1997, the Company had engaged in the business of originating loans to small businesses. Concurrent with such distribution, the Company and the Bank agreed in the Management Agreement that the Company would not originate any loans unless agreed to by the Bank in writing or unless the loans are made to current Company customers. Thus, except for the making of loans to Company customers who desire to increase their loan amounts with the Company, the Company does not solicit any loans.

         The Company's loan portfolio is managed by the Bank for an annual fee, payable monthly, equal to 25 basis points of the total dollar amount of loans under management and 6% on leased properties. Overhead expenses and rent are also shared by the Bank and the Company, as well as certain expenses of employees providing accounting, reporting and related services to the Company.

         The Company's loan portfolio is primarily comprised of long-term, variable rate, secured loans to small business entities. The loans are primarily secured by first mortgages on real estate, although some loans are secured by second mortgages. Over 93% of the Company's loans by dollar volume are loans to borrowers located in the State of Wisconsin. Substantially all of the Company's loan portfolio is held by BMSBLC.

         The Company's borrowers include manufacturers, wholesalers, retailers, professionals and service providers. The Company funds its lending operations through its equity capital, bank and institutional borrowings, commercial paper sales and the sale of loan participations.

Real Estate

         On July 14, 1998 BMSBLC completed an acquisition of approximately $19.6 million of leased properties and other assets from Bando McGlocklin Real Estate Investment Corporation ("BMREIC"), an independently owned real estate investment trust. The leased portfolio, which has a cost of approximately $18.3 million, consists of 18 owner-occupied properties in the greater Milwaukee area that are leased to a variety of manufacturing and service businesses.

         The Company currently owns 3 other buildings and two parcels of real estate on which two multi-purpose buildings are being constructed. The Company has entered into long-term lease agreements for all properties. The Company anticipates that it will continue to construct or purchase additional industrial or commercial properties to lease.

         The Company anticipates that most of its rental properties will be for industrial real estate, but also anticipates that it may also own and lease commercial real estate properties, such as office buildings and retail stores. The Company expects that substantially all of its properties will be located in Wisconsin.

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

Employees

         On December 31, 1998, the Company employed only its President and a Senior Vice President. All other duties are performed by Bank employees pursuant to the Management Agreement.

                           Consumer Products Business

         (a) Middleton Doll. Middleton Doll, located in Belpre, Ohio, is a 100% owned subsidiary of BMIC. Middleton Doll is a manufacturer of collectible vinyl dolls and a distributor of collectible porcelain dolls and mohair bears. Middleton Doll uses a multi-step process to manufacture its vinyl dolls that include: (1) molding liquid vinyl to create the various body parts of its dolls;
(2) painting, eyeing and wigging each doll; and (3) dressing the dolls in custom designed clothes.

         Although  it has one  retail  location,  Middleton  Doll  does not sell directly to the retail market. The majority of its dealers are small independently owned stores and specialty shops that are located in shopping malls, plazas, freestanding buildings and various other locations. Middleton Doll uses a database of approximately 1,700 to 2,000 stores to target potential customers. In addition, Middleton Doll sells directly to a limited number of large retailers. In addition to 600 JC Penney stores, its dolls are being introduced nationwide in Toys-R-Us, FAO Schwartz and Imaginarium Stores.

         Middleton Doll sells its products throughout the United States. It competes with various other doll manufacturers including: Madam Alexander, LL Nickerbocker, Ashton Drake and Pleasant Company. Middleton Doll's strategy for future growth is to expand its channels of distribution and its product lines. About 40% of Middleton Dolls material purchases, such as clothing and accessories, are purchased from sources in the Far East. The other 60%, including clothing, is purchased from sources in the USA.

         Approximately 47% of Middleton Doll raw materials were acquired from a single supplier in Hong Kong. There is no formal agreement between Middleton Doll and this supplier. As of December 31, 1998, Middleton Doll has entered into commitments to acquire approximately $630,000 of raw material from this supplier.

         (b) License Products. License Products is a 51% owned subsidiary of BMIC. License Products, located in New Berlin, Wisconsin, designs, develops and markets a line of quality proprietary time pieces. The products of the Company are distributed nation wide through major retail account channels.

         (c) Employees. The Consumer Products Business employs approximately 150 persons.

         (d) Seasonality. The Consumer Products Business tends to be seasonal with the strongest months being September, October and November.

         (e) Large Customers. No customer accounted for more than 10% of the Consumer Products Business' total revenues for fiscal 1998.

         (f) Backlog. The backlog of the Consumer Products Business was approximately $21,000 as of December 31, 1998, all of which should be filled during 1999.

Revenues of Principal Product Groups

         The following table sets forth (in millions of dollars), for each of the last three fiscal years, revenues attributable to the Company's principal product groups:

                                             1998          1997          1996
                                             ----          ----          ----
         Revenues
            Loan Portfolio                  10,698        11,021        8,364
            Real Estate Portfolio            1,184            --           --
            Dolls                           17,807        17,673           --
            Time Pieces                      1,939         1,328        1,702
            Other                              329           897          560
                                           -------        ------       ------
               Total                        31,957        30,919       10,626

Segment Information

         Financial information concerning the Company's business segments is incorporated by reference to the consolidated financial statements on pages 19 - 27 herein.

Executive Officers

         George R. Schonath, 57, has served as Chief Executive Officer of the Company since 1983 and President since July 1997. Mr. Schonath has also served as President and Chief Executive Officer of InvestorsBancorp, Inc. and the Bank since they were established in 1997. Until July, 1997, he served as a director (since 1980) and Chairman of the Board (since 1983) of the Company.

         Jon McGlocklin, 55, has served as a Senior Vice President of the Company since July 1997. Mr. McGlocklin has also served as Senior Vice President and Secretary of InvestorsBancorp, Inc. and Senior Vice President of the Bank since they were established in 1997. He has also served as President of Healy Manufacturing, Inc., Menomonee Falls, Wisconsin, since 1997, and as an announcer for the Milwaukee Bucks, an NBA baksetball team, since 1976. Until July 1997, he served as a director (since 1980) and President (since 1991) of the Company.

         Susan J. Hauke, 33, has been the Company's Vice President - Finance, Secretary and Treasurer since 1997. In 1997, Ms. Hauke was also appointed Controller, Vice President - Finance and Assistant Secretary of InvestorsBancorp, Inc., and Controller, Vice President-Finance, Secretary and Treasurer of the

Bank. From 1991 until 1997, Ms. Hauke served as Controller for the Company, and was a senior accountant at PricewaterhouseCoopers LLP before joining the Company.

         Scott J. Russell, 39, has been a Senior Vice President of the Company since 1997 and InvestorsBancorp, Inc. since February 1998 and a Senior Vice President and Lending Officer of the Bank since 1997. From 1994 until 1997, Mr. Russell served as a Vice President of the Company and was a corporate banker with the Bank of Tokyo, Chicago, Illinois, prior to joining the Company.

Item 2.  Properties

         BMCC owns an approximately 16,000 square foot building. BMCC leases approximately 11,200 square feet of the building, of which approximately 4,750 square feet is leased to the Bank and approximately 6,450 is leased to two other lessees. The monthly rent received is variable based upon LIBOR interest rates. Each lease has a one year term.

         Middleton Doll owns an approximately 51,000 square foot building that serves as its headquarters and manufacturing facility located at 1301 Washington Boulevard, Belpre, Ohio. During 1997 Middleton Doll added 15,000 square feet to its existing manufacturing facility. The building is a one-story retail, office and warehouse. In addition, Middleton Doll leases warehouse space of approximately 40,000 square feet in Belpre, Ohio which it uses to store raw material and finished goods.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The common stock of the Company is traded on The Nasdaq Stock Market under the symbol BMCC.

         The table below represents the high and low sales prices for the Company common stock as reported on The Nasdaq Stock Market and cash dividends paid per share for fiscal 1998 and 1997:

                                                           Cash Dividends
                                     Common Stock            per share
         1998                    High           Low

         First Quarter         $11.875         $ 9.625          $0.18
         Second Quarter        $13.000         $ 9.750          $0.18
         Third Quarter         $12.250         $ 8.500          $0.18
         Fourth Quarter        $11.500         $ 8.000          $0.18

         1997                    High           Low

         First Quarter         $13.500         $11.250          $  --
         Second Quarter        $14.250         $11.250          $0.18
         Third Quarter         $14.750         $ 8.625          $0.18
         Fourth Quarter        $13.000         $ 8.750          $0.18

         As of March 16, 1999, there were approximately 1,200 shareholders of record of the Company's common stock.

Item 6.  Selected Financial Data (In thousands, except per share data)

         The following table sets forth certain Selected Consolidated Financial Data for the periods and as of the dates indicated:


                                                                   Six months ended
                             Twelve months ended December 31,      December 31, 1996       Twelve months ended June 30,
                                   1998             1997                                     1996               1995
                                   ----             ----                                     ----               ----
Total revenues                    $ 32,075         $ 30,984            $ 10,940             $ 10,617           $ 11,738
Net income available
 to common shareholders              3,770            3,506               1,142                3,130              3,208
Total  assets                      154,424          140,337              79,519               85,379(1)          91,033(1)
Long term debt                      62,506           75,273              12,045               23,604(1)          26,953(1)
Total liabilities                  125,639          111,002              46,370               50,285(1)          52,823(1)
Redeemable preferred stock          16,908           16,908              16,908               16,908(1)          16,908(1)
Diluted earnings per share           $1.02            $0.95               $0.31                $0.82              $0.81
Cash dividends declared
per    common share                  $0.65            $2.28              $0.995                $0.96              $1.00

(In thousands, except per share data)
(1)    Unaudited


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (for the fiscal years ended December 31, 1998, December 31, 1997 and June 30, 1996)

General

Amounts presented as of December 31, 1998 and December 31, 1997, and for the twelve months ended December 31, 1998 and 1997 include the consolidation of two segments. The financial services segment includes Bando McGlocklin Capital Corporation ("BMCC" or the "Company") and Bando McGlocklin Small Business Lending Corporation ("BMSBLC"), a 100% owned subsidiary of the Company. The consumer products segment includes Bando McGlocklin Investment Corporation ("BMIC"), a 99%-owned subsidiary of the Company; Lee Middleton Original Dolls, Inc. ("Middleton Doll") and License Products, Inc. ("License Products"), 100% and 51%-owned subsidiaries of BMIC, respectively. As of April 30, 1998, BMIC acquired the remaining 49% of Middleton Doll; before that date BMIC owed 51% of Middleton Doll. The twelve months ended June 30, 1996 also includes the consolidation of the two segments, however the consumer products segment does not include Middleton Doll. The Company had owned 49% of Middleton Doll since 1993; the acquisition of an additional two percent of Middleton Doll was completed at the end of June 1996. Prior to this acquisition, Middleton Doll was accounted for on the equity method.

Results of Operations

For the twelve months ended December 31, 1998 and December 31, 1997

The Company's total net income available for common shareholders for the twelve months ended December 31, 1998 equaled $3.77 million or $1.02 per share (diluted) as compared to $3.51 million or $0.95 per share (diluted) for the twelve months ended December 31, 1997, a 7.4% increase.

Consumer Products

Net income from consumer products after income taxes and minority interest for the twelve months ended December 31, 1998 was $2.08 million compared to $1.32 million for the twelve months ended December 31, 1997, a 58% increase. As of April 30, 1998, BMIC owned 100% of Middleton Doll as compared with the year ended December 31, 1997 when BMIC owned only 51% of Middleton Doll.

Net sales from consumer products for the year ended December 31, 1998 increased 4% to $19.75 million compared to $19.0 million for the twelve months ended December 31, 1997. This was due to increased sales of $0.14 million at Middleton Doll and $0.61 million at License Products. Sales of License Products increased 46% during 1998 compared to 1997. Cost of sales increased 1% to $10.45 million for the twelve months ended December 31, 1998 compared to $10.38 million for the twelve months ended December 31, 1997 as a result of the increase in sales. Middleton Doll's cost of sales decreased to $8.72 million from 9.48 million, a 8% decrease. License Products cost of sales increased to $1.73 million from $0.90 million, a 92% increase. In total gross profit margin increased slightly to 47% for the twelve months ended December 31, 1998 from 45% for the twelve months ended December 31, 1997. Middleton Doll's gross profit margin increased from 46% to 51% during 1998 while License Products decreased from 32% to 11% in 1998.

Total operating expenses of consumer products for the twelve months ended December 31, 1998 were $5.59 million compared to $4.74 million for the twelve months ended December 31, 1997, an 18% increase. Sales and marketing expense increased $0.86 million, a 37% increase. $0.63 million of this increase is attributable to Middleton Doll implementing a major expansion of trade shows, including more advertising, personnel and leased space per show, along with additional promotions such as, point of sale displays. License Products' sales and marketing expense was up $0.23 million because of its efforts to increase sales of its new product line through printed materials and opening a showroom in Chicago. New product development expense increased $0.06 million at Middleton Doll because of two new artists that were introduced late in 1997 and increased $0.04 million at License Products as result of the new product line. General and administrative expenses decreased $0.11 million to $1.84 million for the twelve months ended December 31, 1998 compared to $1.95 million for the twelve months ended December 31, 1997. Middleton Doll's expense decreased $0.19 million due to some non-recurring expenses that occurred in 1997. License Products' general and administrative expense increased $0.03 million during 1998 and BMIC's expense increased $0.05 million as a result of amortization of goodwill associated with the acquisition of the minority interest in Middleton Doll and an increase in other miscellaneous expenses.

The consumer products' consolidated net income was reduced by the minority interest ownership in the net earnings of Middleton Doll for the period prior to April 30, 1998. The minority interest in earnings of subsidiaries equaled $0.22 million for the twelve months ended December 31, 1998 compared to $1.08 million for the twelve months ended December 31, 1997. The 81% decrease is the result of BMIC owning 100% of the stock of Middleton Doll as of April 30, 1998. The consumer products' consolidated net income was reduced by a provision for income taxes of $1.49 million and $1.54 million for the twelve months ended December 31, 1998 and 1997, respectively.

Financial Services

Net income from financial services for the twelve months ended December 31, 1998 was $3.06 million compared to $3.47 million for the twelve months ended December 31, 1997, a 12% decrease.

Total revenues were $12.21 million for the twelve months ended December 31, 1998 compared to $11.92 million for the twelve months ended December 31, 1997, a 2% increase. Interest on loans and rental income increased 8% to $11.88 million for the twelve months ended December 31, 1998 from $11.02 million for the twelve months ended December 31, 1997. Rental income for the year was $1.18 million as a result of the acquisition of $19 million of leased properties from BMREIC. Interest on loans decreased 3% as a result of the decrease in loans due to the acquisition of BMREIC. Prior to the acquisition, the Company had $11.1 million in loans outstanding with BMREIC. The average loans under management decreased $3.6 million, or 3% during 1998.

Other income decreased $0.57 million. Of this amount, $0.50 million was the result of receiving proceeds of an executive's life insurance policy where BMCC was the beneficiary in the second quarter of 1997. The remainder of the decrease is comprised of fees related to the sale of residential mortgages, which are now being originated in InvestorsBank and a reduction in miscellaneous loan fees stemming from competitive market conditions.

Interest expense increased to $7.67 million from $5.65 million for the twelve months ended December 31, 1998 as compared with the twelve months ended December 31, 1997. Interest expense increased approximately $0.81 million as a result of the purchase of $19.6 million of assets from BMREIC, net of the $13.8 million in liabilities assumed and other new assets. Those additional assets were funded with new debt. Average debt on the balance sheet increased $38.7 million during the twelve months ended December 31, 1998 as compared to the twelve months ended December 31, 1997 as a result of BMSBLC repurchasing loans that had been previously sold. Since December 31, 1997 debt increased $13.2 million. During 1998 the Company had borrowed $5.0 million in new debt to lend to Middleton Doll for the repurchase of the 49% minority interest and the licensing agreement; this new debt increased interest expense by $0.28 million during the year. Interest expense, which is offset by swap income, increased by $0.93 million because of a decline in swap income due to investment swaps maturing and no new agreements being entered into.

Operating expenses decreased 47% to $1.48 million for the twelve months ended December 31, 1998 compared to $2.79 million for the twelve months ended December 31, 1997. All employees of the Company terminated their employment with the Company on September 8, 1997 to become employees of InvestorsBank (the "Bank"), a wholly owned subsidiary of InvestorsBancorp, Inc., except for certain executive officers who are employees of both the Company and the Bank. The Company and the Bank entered into a Management Services and Allocation of Operating Expenses Agreement (the "Agreement"). The effect of such agreement has been to reduce the level of operating expenses in the Company. Salaries and other operating expenses were reduced by $1.01 million. $0.40 million of the other operating expenses was reduced as a result of non-recurring professional fees that were incurred in 1997 due to the restructuring. The Company reversed $0.26 million of its loan loss reserve to due the good condition of its loan portfolio as of December 31, 1998. The reductions in other operating expense were partially offset by an increase in depreciation of $0.21 million attributable to the merger with BMREIC and other new leased properties. In addition the expense resulting from the change in appreciation on investment swaps decreased $0.25 million for the year ended December 31, 1998. No new investment swaps were entered into during the twelve months ended December 31, 1998. Disclosures regarding the Company's swap transactions are incorporated by reference from Note 12 of the financial statements on pages 36 and 37, herein.

The financial services segment is comprised of two entities that intend to qualify as a real estate investment trust ("REIT") under the code. Under REIT status, the Company, together with its qualified REIT subsidiary, BMSBLC, will continue to not be subject to income tax on taxable income which is distributed to shareholders. Taxable income and book earnings do not deduct the preferred stock dividend. The taxable income was $3.74 million or $1.01 per share for the twelve months ended December 31, 1998, which differs from book earnings of $3.06 million or $0.83 per share due to the impact of the elimination of intercompany revenue and expenses from the consumer products segment and normal book/tax adjustments. For the twelve months ended December 31, 1997 the taxable income was $3.52 million or $0.95 per share, which differs from book earnings of $3.47 million or $0.94 per share due to impact of the elimination of intercompany revenue and expenses from the consumer products segment and normal book/tax adjustments.

For the twelve months ended December 31, 1997 and June 30, 1996

The Company's total net income available for common shareholders for the twelve months ended December 31, 1997 equaled $3.51 million or $0.95 per share (diluted) as compared to $3.13 million or $0.82 per share (diluted) for the twelve months ended June 30, 1996, a 12% increase.

Consumer Products

Net income from consumer products after income taxes and minority interest for the twelve months ended December 31, 1997 was $1.32 million compared to $0.04 million for the twelve months ended June 30, 1996. This large increase is the result of the increase in Middleton Doll's earnings for the twelve months December 31, 1997. The acquisition of an additional two percent of Middleton Doll was completed at the end of June 1996; previously it was accounted for on the equity method and was not consolidated in the financial statements. As of December 31, 1997, BMIC owned 51% of Middleton Doll as compared with the year ended June 30, 1996 when BMIC owned only 49% of Middleton Doll.

Net sales from consumer products for the year ended December 31, 1997 increased to $19.0 million compared to $1.7 million for the twelve months ended June 30, 1996. This large increase is the result of the consolidation of operations of Middleton Doll for the twelve months December 31, 1997 as noted in the above paragraph. Cost of sales increased to $10.38 million for the twelve months ended December 31, 1997 compared to $1.1 million for the twelve months ended June 30, 1996 as a result of the increase in sales.

Total operating expenses of consumer products for the twelve months ended December 31, 1997 were $4.74 million compared to $0.99 million for the twelve months ended June 30, 1996. Sales and marketing expense increased $2.06 million. New product development expense increased $0.43 million. General and administrative expenses increased $1.26 million. All of these large increases are the result of the consolidation of Middleton Doll for the twelve months December 31, 1997.

As a result of the change in accounting for Middleton Doll, equity earnings in this subsidiary decreased $0.36 million for the twelve months ended December 31, 1997.

The minority interest ownership in the net earnings of Middleton Doll reduced the consumer products' consolidated net income for the year ended December 31, 1997 and the net consolidated earnings of BMIC. The minority interest in earnings of subsidiaries equaled $1.08 million for the twelve months ended December 31, 1997 compared to zero for the twelve months ended June 30, 1996. The consumer products' consolidated net income was reduced by a provision for income taxes of $1.54 million for the twelve months ended December 31, 1997 and increased net income by $0.04 million of a tax benefit for the year ended June 30, 1996.

Financial Services

Net income from financial services for the twelve months ended December 31, 1997 was $3.47 million compared to $4.38 million for the twelve months ended June 30, 1996, a 21% decrease.

Total revenues were $11.92 million for the twelve months ended December 31, 1997 compared to $8.92 million for the twelve months ended June 30, 1996, a 34% increase. Interest on loans increased 32% to $11.02 million for the twelve months ended December 31, 1997 from $8.36 million for the twelve months ended June 30, 1996. Interest on loans increased $2.66 million for the twelve months ended December 31, 1997 as a result of the new loans and the repurchase of loans that were previously sold to a third party. Average loans under management increased $5.7 million to $136.9 million for the twelve months ended December 31, 1997, compared to $131.2 million for the twelve months ended June 30, 1996. However, the increase in interest income as a result of buying back loans is reduced by the decreasing yield on the portfolio of loans due to the market's competitive pricing. The average prime rate of 8.44% was slightly lower for the twelve months ended December 31, 1997 compared to 8.52% for the twelve months ended June 30, 1996.

Other income increased 60% or $0.34 million during the twelve months ended December 31, 1997 compared to the twelve months ended June 30, 1996. Other income increased $0.50 million as a result receiving $0.50 million from an executive's life insurance policy where BMCC was the beneficiary in the second quarter of 1997. This increase was offset by $0.16 million decrease in other income.

Interest expense increased 168% to $5.65 million from $2.11 million for the twelve months ended December 31, 1997 as compared with the twelve months ended June 30, 1996. Interest expense increased for the twelve months ended December 31, 1997 as a result of the repurchase of loans by BMSBLC. Those repurchased loans were funded with new debt. This repurchase had no impact on net operating income as both interest income and interest expense increased by the same amount. Interest expense, which is offset by swap income, increased by $0.2 million for the twelve months ended December 31, 1997 because of a decline in swap income due to some investment swaps maturing and no new ones being entered into. Disclosures regarding the Company's swap transactions are incorporated by reference from Note 12 to the financial statements on pages 36 and 37, herein.

Operating expenses increased 15% to $2.79 million for the twelve months ended December 31, 1997 compared to $2.43 million for the twelve months ended June 30, 1996. The $0.36 million increase in expenses over the corresponding prior period are non-recurring expenses, of which $0.06 million is the result of a salary adjustment and $0.30 million are restructuring expenses of the Company, including legal and accounting fees, salaries and other miscellaneous expenses. Beginning in September of 1997, certain operating expenses were allocated based on a Management Services and Allocation of Operating Expenses Agreement between the Company and the Bank. The effect of such agreement will be to reduce the level of operating expenses in the Company.

Liquidity and Capital

Consumer Products

Total assets of consumer products were $14.55 million as of December 31, 1998 and $8.17 million as of December 31, 1997, a 78% increase.

Cash increased to $2.21 million at December 31, 1998 from zero at December 31, 1997.

Accounts receivable, net of the allowance, increased to $2.18 million at December 31, 1998 from $1.96 million at December 31, 1997. An increase of $0.27 million is attributable to License Products, and Middleton Doll's receivables decreased $0.05 million. License Products had an 82% increase in sales in the third and fourth quarter of 1998 compared to 1997, which resulted in higher receivable balances as of December 31, 1998.

Inventory was $3.26 million at December 31, 1998 compared to $3.28 million at December 31, 1997. License Products' inventory was up $0.35 million due to anticipated sales in a new merchandise line, and Middleton Doll's inventory was down $0.37 million. At the end of 1997 Middleton Doll had a higher than normal inventory level due a slowdown in sales during 1997's fourth quarter.

Non-current prepaid assets increased to $2.41 million from $0.32 million as of December 31, 1997. On April 30, 1998 Middleton Doll bought the licensing agreement to produce Lee Middleton dolls for $2.5 million. The asset is amortizing over the remaining life of the agreement.

Fixed assets, net of accumulated depreciation, increased by $0.98 million or 59% as of December 31, 1998 compared to December 31, 1997. This increase is mainly the result of Middleton Doll's construction of a new addition to the manufacturing plant in Ohio.

Goodwill was created when the company purchased the remaining 49% of the stock from the estate of Lee Middleton, the founder of Middleton Doll, on April 30, 1998. The purchase price exceeded book value by $0.61 million. Prepaid assets and other assets increased to $2.54 million as of December 31, 1998 from $0.94 million as of December 31, 1997.

License Products entered into a capital lease obligation for $0.035 million during 1998. The capital lease was for the purchase of computer equipment over a five year period. Middleton Doll paid off a long-term note payable of $0.02 million with another bank during the first quarter of 1998.

Accounts payable decreased by $0.20 million as of December 31, 1998 compared to December 31, 1997. License Products' accounts payable decreased $0.27 million while Middleton Doll's accounts payable increased $0.07 million. Other liabilities increased by $0.78 million; a majority of the increase is the increase in accrued taxes for Middleton Doll as of December 31, 1998.

Financial Services

Total assets of financial services were $139.88 million as of December 31, 1998 and $132.17 million as of December 31, 1997, a 6% increase.

Total loans on the balance sheet decreased by $14.65 million, or 11%, to $115.76 million at December 31, 1998 from $130.41 million at December 31, 1997. The Company's loan loss reserve decreased to zero. Leased properties increased to $22.0 million as of December 31, 1998 compared to $0.40 million as of December 31, 1997. The large increase in leased properties and the decrease in loans is primarily the result of the acquisition of BMREIC's assets.

Cash increased to $0.63 million at December 31, 1998 from $0.20 million at December 31, 1997.

Interest receivable decreased to $0.65 million as of December 31, 1998 from $0.84 million at December 31, 1997. Fixed assets, investment swaps and other assets, in aggregate increased by $0.08 million.

The financial services' total consolidated indebtedness at December 31, 1998 increased $13.24 million. $5 million of the increase was for the purchase of the remaining 49% interest in Middleton Doll and the related right to produce certain dolls from the estate of Lee Middleton, founder of Middleton Doll. As of December 31, 1998, financial services had $62.47 million outstanding in long-term debt and $58.53 million outstanding in short-term borrowings compared to $75.25 million outstanding in long-term debt and $32.51 million outstanding in short-term borrowings as of December 31, 1997. Financial services' short-term facility increased from $50 million to $60 million during the quarter ended June 30, 1998. The Company also entered into a $5 million annually renewable note secured by the stock of Middleton Doll, which is classified as short-term. BMSBLC also entered into a $10 million long-term note payable secured with real estate. As a result of the increase in the short-term facility and long-term facility, the Company paid off some higher cost participations during the second quarter of 1998. During 1999 the Company may finance new growth in part through an increase of its short-term facility.

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

The Company's cumulative costs of the Year 2000 problem through the year ended December 31, 1998 have been $15,000. At the present time, the Company does not anticipate material cost expenditures in the future to become fully compliant. However, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results. The estimated total cost of the Year 2000 problem is currently $20,000. This includes costs to upgrade software and replace equipment specifically for the purpose of Year 2000 compliance and certain administrative expenditures.

It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers, or even the possible loss of electric power or phone service; however, such costs could be substantial.

The Company is committed to a plan for achieving compliance, focusing not only on its own data processing systems, but also on its loan customers. The Year 2000 management committee has proposed policy and procedure changes to help identify potential risks to the Company and to gain an understanding of how customers are managing the risks associated with the Year 2000 problem. The Company is assessing the impact, if any, the Year 2000 problem will have on its credit risk and loan underwriting. In connection with potential credit risk related to the Year 2000 problem, the Company has contacted its large commercial loan customers regarding their level of preparedness for the Year 2000.

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

         In accordance with applicable accounting principles, the Company's interest rate swap agreements are held for purposes other than trading and are further classified as either hedges or as investment contracts. Both hedges and investment contracts have the potential for profit and loss. Hedges are accounted for using the designation method, which matches the swaps with the assets that are being hedged. When the designated asset matures, or is sold, extinguished or terminated, the hedge would be reclassified as an investment. Accounting principles dictate that those contracts not meeting hedge criteria be classified as investments and marked-to-market with any associated unrealized gain or loss recorded in the statements of operations, whereas those contracts meeting hedge criteria are not to be classified as investments or marked-to-market. On December 31, 1998 and December 31, 1997, the investment contracts at market resulted in an unrealized gain of $49,579 and $123,013, respectively. The difference in the unrealized gain at December 31,

1998 and December 31, 1997 is a decrease of $73,434 recorded in the consolidated statement of operations for the twelve months ended December 31, 1998.

         The average notional amount of investment swaps outstanding during the twelve months ended December 31, 1998, December 31, 1997, June 30, 1996, and for the six months ended December 31, 1996 and December 31, 1995 was $2,750,000, $45,750,000, $142,750,000, 124,178,570 and $142,750,000, respectively.

         Based on quoted market valuations, the estimated market value of the hedge swaps at December 31, 1998 and December 31, 1997 was approximately $3.4 million and $1.6 million, respectively.

         The following table summarizes the interest rate swap agreements in effect at December 31, 1998. No funds were borrowed or are to be repaid under these agreements:


                                                                 Current Interest
                                                                    Rates Paid

                                   Company       Bank                                   Original Notional  Expiration
Bank                               Payment       Payment    By Company      By Bank          Amount        Date
----                               -------       -------    ----------      -------          ------        ----
U.S. Bank National Association     Floating      Fixed      5.59031%(3)     9.20000%    $ 8,000,000(4)     06/16/99
  St. Paul, Minnesota (1)
LaSalle National Bank              Floating      Fixed      5.22094%(2)     6.34000%    $ 5,400,000        03/21/01
  Chicago, Illinois
Firstar Bank Milwaukee, N.A.       Floating      Fixed      5.35016%(2)     7.43500%    $10,325,000(5)     09/28/01
  Milwaukee, Wisconsin
Firstar Bank Milwaukee, N.A.       Floating      Fixed      5.25000%(2)     5.72500%    $16,908,000        06/30/03
  Milwaukee, Wisconsin
LaSalle National Bank              Floating      Fixed      5.24375%(2)     7.60000%    $ 5,000,000        03/10/05
  Chicago, Illinois
LaSalle National Bank              Floating      Fixed      5.25000%(2)     6.66000%    $ 5,250,000(6)     05/23/05
  Chicago, Illinois
LaSalle National Bank              Floating      Fixed      5.25000%(2)     6.50000%    $ 5,000,000(7)     09/29/05
  Chicago, Illinois
LaSalle National Bank              Floating      Fixed      5.27531%(2)     7.09000%    $12,500,000        09/05/06
  Chicago, Illinois
Firstar Bank Milwaukee, N.A.       Floating      Fixed      5.22063%(2)     5.76000%    $10,000,000(8)     06/16/08
  Milwaukee, Wisconsin

(1)  Investment Swap
(2)  Adjusted every three months to the three-month LIBOR then in effect.
(3)  Adjusted every month to the one-month LIBOR then in effect.
(4)  The notional amount decreases by $83,333 each quarter and was $4,750,013 at December 31, 1998;  $2,000,013 of this contract was designated as a hedge; $2,750,000 was accounted for as an investment.
(5)  The notional amount decreases by $166,667 each quarter and was $5,491,667 at December 31, 1998.
(6)  The notional amount decreases by $100,000 each quarter and was $3,850,000 at December 31, 1998.
(7)  The notional amount decreases by $75,000 each quarter and was $4,025,000 at December 31, 1998
(8)  The notional amount decreased by $166,667 each quarter and was $9,666,666 at December 31, 1998.


         As a result of hedge arrangements, the Company recognized a $519,795, $1,193,877, $1,382,751, and $732,066 and $566,614 reduction in interest expense for the twelve months ended December 31, 1998 December 31, 1997, and June 30, 1996 and for the six months ended December 31, 1996 and December 31, 1995, respectively. In addition, the Company recognized a $93,201, $353,962, $412,129, $445,568 and $43,458 reduction in interest expense for the twelve months ended December 31, 1998, December 31, 1997, and June 30, 1996 and for the six months ended December 31, 1996 and December 31, 1995, respectively, as a result of the investment swap contracts.

         The Company may be susceptible to risk with respect to interest rate swap agreements to the extent of nonperformance by the financial institutions participating in the interest rate swap agreements. However, the Company does not anticipate nonperformance by these counterparties.

Item 8. Financial Statement and Supplementary Data.


                      Bando McGlocklin Capital Corporation

                        Consolidated Financial Statements

                                    Contents

Report of BDO Seidman LLP, Independent Auditors...............................17

Report of PricewaterhouseCoopers LLP, Independent Accountants.................18

Consolidated Balance Sheets as of December 31, 1998 and 1997..................19

Consolidated Statements of Operations - For the Twelve
Months Ended    December 31, 1998 and 1997 and six months ended
December 31, 1996 and twelve months ended June 30, 1996 ......................21


Consolidated Statement of Changes in Shareholders' Equity.....................23

Consolidated Statements of Cash Flows - For the Twelve
Months Ended December 31, 1998 and 1997 and six months ended
December 31, 1996 and twelve months ended June 30, 1996.......................24

Notes to Consolidated Financial Statements....................................28


                          Financial Statement Schedules

Schedule I   -  Condensed Financial Information of Registrant.................50

Schedule II  -  Valuation and Qualifying Accounts.............................50

Schedule IV  -  Mortgage Loans on Real Estate.................................51

To  the  Shareholders  and  Board  of  Directors  of  Bando  McGlocklin  Capital
Corporation:

We have audited the accompanying consolidated balance sheets of Bando McGlocklin Capital Corporation as of December 31, 1998 and December 31, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended in conformity with generally accepted accounting principles. We have also audited the schedules listed in Item 8. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bando McGlocklin Capital Corporation at December 31, 1998 and December 31, 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.



BDO Seidman, LLP
Milwaukee, Wisconsin
March 5, 1999

To  the  Shareholders  and  Board  of  Directors  of  Bando  McGlocklin  Capital
Corporation:

In our opinion, the consolidated statements of operations, of changes in shareholders' equity and of cash flows for the six months ended December 31, 1996 and the twelve months ended June 30, 1996 present fairly, in all material respects, the results of operations and cash flows of Bando McGlocklin Capital Corporation and its subsidiaries for the six months ended December 31, 1996 and the twelve months ended June 30, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Bando McGlocklin Capital Corporation for any period subsequent to December 31, 1996.

Our audits of the consolidated financial statements referred to in the preceding paragraph also included an audit of the financial statement schedules listed in the accompanying index as of December 31, 1996 and for the six months ended December 31, 1996 and the twelve months ended June 30, 1996. In our opinion, these financial statement schedules, for the periods indicated, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
March 17, 1998


              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                           December 31,       December 31,
                                                                           -----------        -----------
                                                                              1998               1997
                                                                              ----               ----
                                               ASSETS
Consumer Products:
Cash and Cash Equivalents                                                 $  2,209,105       $         --
Accounts receivable, net of allowance of $75,557 and
$268,796 as of December 31, 1998 and 1997, respectively                      2,177,385          1,958,672
Inventory                                                                    3,261,553          3,280,172
Prepaid expenses                                                               614,362            320,339
                                                                          ------------       ------------
   Total current assets                                                      8,262,405          5,559,183
                                                                          ------------       ------------
Fixed assets, net of accumulated depreciation of $1,069,042
 and $756,901 as of December 31, 1998 and 1997,
 respectively                                                                2,648,947          1,666,399

Loans                                                                          621,968            621,968
Prepaid expenses and other assets                                            2,413,210            321,434
Goodwill, net of accumulated amortization of $20,656                           599,097                 --
                                                                          ------------       ------------
   Total Consumer Products assets                                           14,545,627          8,168,984
                                                                          ------------       -------------
Financial Services:
Cash                                                                           626,838            197,576
Interest receivable                                                            644,780            844,840
Other current assets                                                           235,292            144,700
                                                                          ------------       ------------
   Total current assets                                                      1,506,910          1,187,116
                                                                          ------------       ------------
Loans                                                                      115,759,968        130,413,277
Less: reserve for loan losses                                                       --           (450,000)
Leased properties:
  Buildings, net of accumulated depreciation of $214,822 as
  of December 31, 1998                                                      18,782,045                 --
  Land                                                                       3,090,572            395,843
  Construction in progress                                                     133,649              4,001
                                                                          ------------       ------------
  Total Leased Properties                                                   22,006,266            399,844
Fixed assets, net of accumulated depreciation of $329,216
 and $236,869 as of December 31, 1998 and 1997,
 respectively                                                                  384,703            427,999
Other assets, net                                                              220,613            190,010
                                                                          ------------       ------------

  Total Financial Services assets                                          139,878,460        132,168,246
                                                                          ------------       ------------
  Total Assets                                                            $154,424,087       $140,337,230
                                                                          ============       ============


                              The accompanying notes are an integral part of the financial statements.



                                        BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS-(Continued)
                                                                           December 31,       December 31,
                                                                           -----------        -----------
                                                                              1998               1997
                                                                              ----               ----
LIABILITIES, MINORITY INTEREST,
PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Consumer Products:
Accounts payable                                                               748,838            948,075
Accrued liabilities                                                          1,959,191          1,179,476
                                                                          ------------       ------------
  Total current liabilities                                                  2,708,029          2,127,551
Long-term debt                                                                  35,279             22,936
                                                                          ------------       ------------
  Total Consumer Products liabilities                                        2,743,308          2,150,487
                                                                          ------------       ------------

Financial Services:
Commercial paper                                                            52,487,321         25,009,972
Notes payable to banks                                                       6,040,000          7,500,000
                                                                          ------------       ------------
  Short-term borrowings                                                     58,527,321         32,509,972
Accrued liabilities                                                          1,898,342          1,090,965
                                                                          ------------       ------------
  Total current liabilities                                                 60,425,663         33,600,937

State of Wisconsin Investment Board notes payable                           15,000,000          6,000,000
Loan participations with repurchase options                                 45,881,418         69,250,467
Other notes payable                                                          1,588,989                 --
                                                                          ------------       ------------
  Total Financial Services liabilities                                     122,896,070        108,851,404
                                                                          ------------       ------------

Minority interest in subsidiaries                                               20,399          1,684,512
Redeemable preferred stock, 1 cent par value,
 3,000,000 shares authorized in 1998 and 1997;
 674,791 shares issued and outstanding after deducting
 15,209 shares in treasury                                                  16,908,025         16,908,025

Shareholders' Equity
Common stock, 6 2/3 cents par value,
 15,000,000 shares authorized in 1998 and 1997, 4,001,540
 shares issued and outstanding as of December 31, 1998 and
 1997, respectively, before deducting shares in treasury                       266,769            266,769
Additional paid-in capital                                                  13,671,947         13,671,947
Retained earnings                                                            1,770,080            656,597
Treasury stock, at cost (312,438 shares as of
  December 31, 1998 and 1997)                                               (3,852,511)        (3,852,511)
                                                                          ------------       ------------
   Total Shareholders' Equity                                               11,856,285         10,742,802
                                                                          ------------       ------------

Total Liabilities, Minority Interest,
Preferred Stock and Shareholders' Equity                                  $154,424,087       $140,337,230
                                                                          ============       ============


                              The accompanying notes are an integral part of the financial statements.



                                        BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                     Six Months          Twelve
                                                    Twelve Months Ended                Ended           Months Ended
                                                        December 31,                 December 31,        June 30,
                                                    1998             1997               1996              1996
                                                    ----             ----               ----              ----
Consumer Products:
Net sales                                        $19,745,491      $19,000,778        $7,226,130         $1,702,357
Cost of sales                                     10,448,494       10,381,039         3,413,772          1,116,876
                                                 -----------      -----------        ----------         ----------
Gross profit                                       9,296,997        8,619,739         3,812,358            585,481

Operating expenses:
  Sales and marketing                              3,202,906        2,340,625           408,524            275,713
  New product development                            550,176          451,973            82,423             25,498
  General and administrative                       1,838,074        1,945,361         1,271,996            689,335
                                                 -----------      ------------       ----------         ----------
     Total operating expenses                      5,591,156        4,737,959         1,762,943            990,546

Other income (expense):
  Interest expense                                   (39,900)          (7,074)           (9,717)                --
  Other income, net                                  118,598           65,019           117,351             47,438
  Equity earnings in subsidiary                           --               --                --            358,967
                                                 -----------      -----------        ----------         ----------
    Total other income                                78,698           57,945           107,634            406,405

Income before income taxes and
 minority interest                                 3,784,539        3,939,725         2,157,049              1,340
Provision for income taxes                        (1,492,636)      (1,539,265)         (844,262)            35,074
Minority interest in earnings of
 subsidiaries                                       (216,136)      (1,082,362)         (573,371)                --
                                                 -----------      -----------        ----------         ----------
Income                                             2,075,767        1,318,098           739,416             36,414
                                                 -----------      -----------        ----------         ----------
Financial Services:
Revenues:
  Interest on loans                               10,698,422       11,021,265         3,578,396          8,363,911
  Rental income                                    1,183,891               --                --                 --
  Other income                                       329,323          897,298            17,713            560,085
                                                 -----------      -----------        ----------         ----------
     Total revenues                               12,211,636       11,918,563         3,596,109          8,923,996

Expenses:
  Interest expense                                 7,673,884        5,649,910           468,005          2,113,024
  Other operating expenses                         1,481,223        2,794,051         2,082,400          2,431,094
                                                 -----------      -----------        ----------         ----------
     Total expenses                                9,155,107        8,443,961         2,550,405          4,544,118

Income                                             3,056,529        3,474,602         1,045,704          4,379,878
                                                 -----------      -----------        ----------         ----------


                              The accompanying notes are an integral part of the financial statements.



                                        BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)

                                                                                     Six Months
                                                    Twelve Months Ended                Ended           Twelve Months
                                                        December 31,                 December 31,      Ended June 30,
                                                    1998             1997               1996              1996
                                                    ----             ----               ----              ----
Total Company:
Income before income taxes and
 minority interest                                6,841,068        7,414,327          3,202,753          4,381,218
Provision for income taxes                       (1,492,636)      (1,539,265)          (844,262)            35,074
Minority interest in earnings of
 subsidiaries                                      (216,136)      (1,082,362)          (573,371)                --
                                                 ----------       ----------         ----------         ----------

Net income                                        5,132,296        4,792,700          1,785,120          4,416,292
Preferred stock dividends                        (1,362,659)      (1,286,320)          (643,160)        (1,286,320)
                                                 ----------       ----------         ----------         ----------
Net income available to common
 shareholders                                    $3,769,637       $3,506,380         $1,141,960         $3,129,972
                                                 ==========       ==========         ==========         ==========

Basic earnings per share                         $     1.02       $     0.95         $     0.31         $     0.82
Diluted earnings per share                       $     1.02       $     0.95         $     0.31         $     0.82

Segment Reconciliation:
Net income
  Consumer products                              $2,075,767       $1,318,098         $  739,416         $   36,414
  Financial services                              3,056,529        3,474,602          1,045,704          4,379,878
                                                 ----------       ----------         ----------         ----------
Total company                                     5,132,296        4,792,700          1,785,120          4,416,292
Intersegment charges
  Consumer products                              (1,171,929)        (451,352)          (365,564)          (131,150)
  Financial services                              1,171,929          451,352            365,564            131,150
                                                 ----------       ----------         ----------         ----------
Total net income for reportable
  segments
  Consumer products                                 903,838          866,746            373,852            (94,736)
  Financial services                              4,228,458        3,925,954          1,411,268          4,511,028
                                                 ----------       ----------         ----------         ----------
Total company                                    $5,132,296       $4,792,700         $1,785,120         $4,416,292
                                                 ==========       ==========         ==========         ==========


                              The accompanying notes are an integral part of the financial statements.



                                                CONSOLIDATED STATEMENT OF CHANGES IN
                                                        SHAREHOLDERS' EQUITY

                                                                            Additional             Retained
                                                             Common          Paid-in               Earnings            Treasury
                                                             Stock           Capital               (Deficit)            Stock
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, June 30, 1995                                     $  262,668      $21,753,353           $ (147,275)         $  (566,250)
---------------------------------------------------------------------------------------------------------------------------------
Proceeds from exercise of stock options                         1,048          109,712                   --                   --
Purchase of treasury stock                                         --               --                   --           (2,696,363)
Net income                                                         --               --            4,416,292                   --
Cash dividends on preferred stock                                  --               --           (1,286,320)                  --
Cash dividends on common stock                                     --         (156,560)          (3,521,916)                  --
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, June 30, 1996                                        263,716       21,706,505             (539,219)          (3,262,613)
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                         --               --            1,785,120                   --
Cash dividends on preferred stock                                  --               --             (643,160)                  --
Cash dividends on common stock                                     --       (2,208,179)          (1,462,469)                  --
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996                                    263,716       19,498,326             (859,728)          (3,262,613)
---------------------------------------------------------------------------------------------------------------------------------
Proceeds from exercise of stock options                         3,053          333,621                   --                   --
Purchase of treasury stock                                         --               --                   --             (589,898)
Net income                                                         --               --            4,792,700                   --
Cash dividends on preferred stock                                  --               --           (1,286,320)                  --
Cash dividends on common stock                                     --               --           (1,990,055)                  --
Capitalization of InvestorsBancorp, Inc.                           --       (6,160,000)                  --                   --
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997                                    266,769       13,671,947              656,597           (3,852,511)
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                         --               --            5,132,296                   --
Cash dividends on preferred stock                                  --               --           (1,362,659)                  --
Cash dividends on common stock                                     --               --           (2,656,154)                  --
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1998                                    266,769       13,671,947            1,770,080           (3,852,511)
---------------------------------------------------------------------------------------------------------------------------------


                              The accompanying notes are an integral part of the financial statements.



                                        BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Twelve months ended               Twelve months ended
                                                                       December 31, 1998                 December 31, 1997
                                                                       -----------------                 -----------------
                                                                  Consumer          Financial        Consumer          Financial
                                                                  --------          ---------        --------          ---------
                                                                  Products          Services         Products          Services
                                                                  --------          --------         --------          --------
Cash Flows from Operating Activities:

Net income                                                       $ 2,075,767       $ 3,056,529      $ 1,318,098       $  3,474,602

Adjustments to reconcile net cash (used)
 provided by operating activities:
   Change in appreciation on investment swaps                             --            73,434               --            321,244
   Provision for loan loss reserve                                                    (450,000)              --              6,335
   Depreciation and amortization                                     353,453           388,278          252,463            215,479
   Change in minority interest in subsidiaries                       216,136                --        1,082,362                 --

Increase (decrease) in cash due to change in:
   Accounts receivable                                              (218,713)               --         (913,895)                --
   Inventory                                                          18,619                --       (1,579,358)                --
   Interest receivable                                                    --           200,060               --            488,513
   Other assets                                                      (22,422)          282,439         (361,192)           329,744
   Accounts payable                                                 (199,237)               --          382,272                 --
   Other liabilities                                                 895,680           459,348          372,695           (392,824)
   Intersegment transactions                                        (386,480)          386,480         (300,000)           300,000
                                                                  ----------        ----------      -----------        -----------
Net Cash Provided by Operations                                    2,732,803         4,396,568          253,445          4,743,093
                                                                  ----------        ----------      -----------        -----------
Cash Flows from Investing Activities:
   Loans made                                                             --       (79,143,575)              --        (53,759,887)
   Principal collected on loans                                           --        93,795,013               --         43,821,836
   Cash paid for Bando McGlocklin Real Estate
    Investment Corporation's assets                                       --       (19,095,424)              --                 --
   Loans purchased                                                        --                --               --        (49,647,182)
   Loan and interest charge off                                           --             1,869               --                 --
   Premium expense - net                                                  --                --               --             59,230
   Construction of leased properties                                      --       (2,497,378)               --           (399,844)
   Land sold                                                              --                --          129,675                 --
   Land purchased and construction in progress                            --          (358,351)              --                 --
   Acquisition of minority interest                               (2,500,000)               --               --                 --
   Acquisition of royalty rights                                  (2,500,000)               --               --                 --
   Purchase of fixed assets                                       (1,294,689)          (49,051)        (685,682)          (235,291)
                                                                  ----------        ----------      -----------        -----------
Net Cash Used by Investing                                        (6,294,689)       (7,346,897)        (556,007)       (60,161,138)
                                                                  ----------        ----------      -----------        -----------

                              The accompanying notes are an integral part of the financial statements.



                                        BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                      Twelve months ended               Twelve months ended
                                                                       December 31, 1998                 December 31, 1997
                                                                       -----------------                 -----------------
                                                                  Consumer          Financial        Consumer          Financial
                                                                  --------          ---------        --------          ---------
                                                                  Products          Services         Products          Services
                                                                  --------          --------         --------          --------
Cash Flows from Financing Activities:
   Increase in short term borrowings                                     --         26,017,349              --          1,041,578
   (Repayment) proceeds from loan participations
    with repurchase options - net                                        --        (23,369,049)             --         63,901,848
   Proceeds from SWIB note - net                                         --          9,000,000              --           (666,667)
   Capitalization and distribution of  InvestorsBank                     --                 --              --         (6,160,000)
   Preferred stock dividends paid                                        --         (1,362,659)             --         (1,286,320)
   Common stock dividends paid                                           --         (2,656,154)             --         (1,990,055)
   Proceeds from exercise of stock options                               --                 --              --            336,674
   Increase (Decrease) in other Notes Payable                        12,343          1,508,752          (6,533)                --
   Repurchase of common stock                                            --                 --              --           (589,898)
   Net intersegment transactions                                  5,758,648         (5,758,648)       (354,841)           354,841
                                                                 ----------        -----------      ----------        -----------
Net Cash Provided (Used) by Financing                             5,770,991          3,379,591        (361,374)        54,942,001
                                                                 ----------        -----------      ----------        -----------
Net increase (decrease) in cash                                   2,209,105            429,262        (663,936)          (476,044)
Cash, beginning of period                                                --            197,576         663,936            673,620
                                                                 ----------        -----------      ----------        -----------
Cash, end of period                                              $2,209,105        $   626,838      $       --        $   197,576
                                                                 ==========        ===========      ==========        ===========
Supplemental Disclosure of Cash Flow
Information:
   Interest paid                                                 $       --        $ 7,812,817      $    2,972        $ 7,110,310
   Taxes paid                                                    $1,492,636        $        --      $1,179,023        $        --


                              The accompanying notes are an integral part of the financial statements.



                                        BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                       Six months ended                 Twelve months ended
                                                                       December 31, 1996                   June 30, 1996
                                                                       -----------------                 -----------------
                                                                  Consumer          Financial        Consumer          Financial
                                                                  --------          ---------        --------          ---------
                                                                  Products          Services         Products          Services
                                                                  --------          --------         --------          --------
Cash Flows from Operating Activities:
Net Income                                                       $ 739,416         $ 1,045,704      $ 36,414          $ 4,379,878
Adjustments to reconcile net cash (used) provided
 by operating activities:                                               --                  --            --                   --
   Change in appreciation on investment swaps                           --             263,345       (74,199)             327,995
   Provision for loan loss reserve                                      --             411,209            --              (10,501)
   Depreciation and amortization                                    96,920              77,360        28,693              112,394
   Equity (earnings) loss in subsidiary                                 --                  --      (358,967)                  --
   Change in minority interest in subsidiaries                     573,371                  --            --                   --
   Other                                                            10,533                  --            --                   --
Increase (decrease) in cash due to change in:
   Accounts receivable                                            (270,315)                 --       228,597                   --
   Inventory                                                      (580,662)                 --         7,686                   --
   Interest receivable                                                  --             (71,189)           --              (95,000)
   Other assets                                                     (3,168)              4,545       (37,203)             (53,100)
   Accounts payable                                                 76,989                  --       143,398                   --
   Other liabilities                                               244,162             294,159      (150,033)            (138,913)
                                                                  --------         -----------      --------          -----------
Net Cash Provided by Operations                                    887,246           2,025,133      (175,614)           4,522,753
                                                                  --------         -----------      --------          -----------
Cash Flows from Investing Activities:
   Loans made                                                           --         (23,729,026)           --          (42,745,527)
   Principal collected on loans                                         --          13,600,355       459,587           23,421,624
   Cash paid for Bando McGlocklin Real Estate
    Investment Corporation's assets
   Loans Sold                                                           --          15,140,783            --           28,087,037
   Certificate purchased from trust                                     --                  --            --           (1,213,315)
   Loans purchased                                                      --                  --            --                   --
   Loan and interest charge off                                         --                  --            --                   --
   Premium expense - net                                                --              15,209            --              (78,978)
   Construction of leased properties                                    --                  --            --                   --
   Land sold                                                            --                  --       298,300              258,773
   Purchase of short-term securities                                    --                  --      (690,000)            (749,255)
   Proceeds from maturity of securities                            830,000             999,255            --                   --
   Purchase of fixed assets                                       (110,681)           (203,485)     (232,870)             (39,448)
   Consolidation of Middleton Dolls                                     --                  --       400,325                   --
                                                                  --------         -----------      --------          -----------
Net Cash (Used) Provided by Investing                              719,319           5,823,091       235,342            6,940,911
                                                                  --------         -----------      --------          -----------


                              The accompanying notes are an integral part of the financial statements.



                                        BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                       Six months ended                 Twelve months ended
                                                                       December 31, 1996                   June 30, 1996
                                                                       -----------------                 -----------------
                                                                  Consumer          Financial        Consumer          Financial
                                                                  --------          ---------        --------          ---------
                                                                  Products          Services         Products          Services
                                                                  --------          --------         --------          --------
Cash Flows from Financing Activities:
  Increase in short term borrowings                                      --          7,179,507            --               (3,435)
  Proceeds from loan participations with
   repurchase options - net                                              --          1,364,629            --            3,983,990
  Proceeds from SWIB note - net                                          --           (333,333)           --           (7,333,334)
  Repayment of SBA debenture                                             --        (12,620,000)           --                   --
  (Decrease) Increase in other notes payable                       (121,159)                --            --                   --
  Capitalization and distribution of InvestorsBank                       --                 --            --                   --
  Preferred stock dividends paid                                         --           (643,160)           --           (1,286,320)
  Common stock dividends paid                                            --         (3,670,648)           --           (3,678,476)
  Proceeds from exercise of stock options                                --                 --            --              110,760
  Repurchase of common stock                                             --                 --            --           (2,696,363)
                                                                 ----------        -----------      --------          -----------
Net cash used by financing                                         (121,159)        (8,723,005)           --          (10,903,178)
                                                                 ----------        -----------      --------          -----------
Net intersegment transactions                                    (1,216,012)         1,216,012       340,883             (340,883)
                                                                 ----------        -----------      --------          -----------
Net increase (decrease) in cash                                     269,394            341,231       400,611              219,603
Cash, beginning of period                                           394,542            332,389        (6,069)             112,786
                                                                 ----------        -----------      --------          -----------
Cash, end of period                                              $  663,936        $   673,620      $394,542          $   332,389
                                                                 ==========        ===========      ========          ===========
Supplemental Disclosure of Cash Flow
Information:
   Interest paid                                                 $    1,286        $ 1,777,806      $     --          $ 3,680,381
   Taxes Paid                                                    $  903,202        $        --      $     --          $        --


                              The accompanying notes are an integral part of the financial statements.


              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - Bando McGlocklin Capital Corporation (the "Company'), was originally incorporated in February 1980 to provide long-term secured loans to finance the growth, expansion and modernization of small businesses. During 1997 it began leasing "owner-occupied" type real estate to small businesses.

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

On May 5, 1993, the Company formed Bando McGlocklin Investment Corporation ("BMIC"), a subsidiary of the Company. In May 1993, a partially developed real estate parcel was transferred to BMIC. In December 1996, one percent of the economic interest in BMIC was sold to an unrelated party. In January 1997, this one percent interest was sold by the unrelated party to an officer of the Company and the officer received 100% of the voting stock of BMIC by the Company. In 1997, BMSBLC contributed its ownership interest in Lee Middleton Original Dolls, Inc. ("Middleton Doll") and License Products, Inc. ("License Products"), both 51% owned subsidiaries engaged in the manufacturing business, to BMIC. On April 30, 1998 the Company acquired the remaining 49% interest of Middleton Doll and the right to produce certain dolls for $5 million in cash. The consolidated accounts of the Company reflect the consolidated financial position and results of operations of BMIC, Middleton Doll and License Products.

Prior to January 2, 1997, the Company and BMSBLC were registered as investment companies under the Investment Company Act of 1940 ("1940 Act"). Effective January 2, 1997, the Company and BMSBLC deregistered as investment companies under the 1940 Act. The Company continues to operate as a registrant under the Securities Act of 1933, but now reports under the Securities Exchange Act of 1934 ("1934 Act"). The statements of operations and cash flows for the six months ended December 31, 1996 and December 31, 1995 (unaudited) and for the twelve months ended June 30, 1996 have been restated as if the Company had always reported under the 1934 Act. Under the 1940 Act, the investments in BMIC, Middleton Doll and License Products were accounted for as common stock investments and stated at "fair value" as determined in good faith by the Board of Directors. Under the 1934 Act, these three investments are consolidated or accounted for as equity investments, as appropriate. The format and manner of presentation of the financial statements has also been changed to conform with the reporting requirements of the 1934 Act.

During 1996 the Company changed its year-end from June 30 to December 31.

On September 3, 1997, the Company capitalized InvestorsBancorp, Inc., a bank holding company, with approximately $6.2 million and then distributed all of its outstanding shares of InvestorsBancorp, Inc. to the Company's shareholders. Subsequent to the spin-off of the bank holding company, the principal business of the Company is to manage its loan portfolio and expand its real estate lending business into ownership of real property including related buildings and improvements for lease to small businesses. The Company also participates in loans with third party loan originators.

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

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements as of December 31, 1998 and December 31, 1997 and for the twelve months ended December 31, 1998, December 31, 1997 and the six months ended December 31, 1996 include the accounts of the Company, BMSBLC, BMIC, Middleton Doll and License Products. During the twelve months ended June 30, 1996 and for the six months ended December 31, 1995, the Company owned only 49% of Middleton Doll and as a result during this period the investment is accounted for on the equity method and is not consolidated. In late June 1996, BMCC acquired an additional 2% interest in Middleton Doll and, therefore, the balance sheet of Middleton Doll was consolidated as of June 30, 1996. All significant intercompany accounts and transactions have been eliminated in consolidation.

COMPREHENSIVE INCOME - The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" as of January 1, 1998. The Company does not have any components of comprehensive income.

SEGMENT INFORMATION - The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" as of January 1, 1998. Following the provisions of this Statement, the Company is reporting segment assets, liabilities, sales and operating income in the same format reviewed by the Company's management. As discussed in Nature of Business above, the Company has two reportable segments: Consumer Products (which includes BMIC, Middleton Doll, and License Products) and Financial Services (which includes the Company and BMSBLC). Segment information required to be disclosed under the Statement is included in the accompanying financial statements.

Intersegment charges are only reflected in the segment reconciliation on the consolidated statement of operations. The consolidated statement of operations and the consolidated statement of cash flows for the twelve months ended December 31, 1997, six months ended December 31, 1996 and the twelve months ended June 30, 1996 have been reclassified to conform to the current year presentation.

TREASURY STOCK - Preferred stock has been reduced by the cost of shares acquired for treasury. The common treasury stock is shown as a reduction in shareholders' equity at cost.

INVESTMENT VALUATION - The Company's investment swap contracts are valued at current market value. Loans are stated at unpaid principal balance unless loss reserves are considered necessary. Land owned is stated at the lower of cost or net realizable value.

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

INVENTORY - Inventories of Middleton Doll and License Products are valued at the lower of cost or market. Middleton Doll and License Products utilize the average cost method to determine cost. The components of inventory are as follows:

                                                       December 31,
                                                   1998            1997

  Raw materials, net of reserve of $466,661
    and $207,612, respectively                  $1,600,051      $1,767,390
  Work in process                                  275,755         282,484
  Finished goods                                 1,356,646       1,230,298
  Prepaid inventory                                 29,101              --
                                                ----------      ----------
        Total                                   $3,261,553      $3,280,172
                                                ==========      ==========

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

                             Useful                 December 31,
                             Lives           1998                   1997
                             ------          ----                   ----
  Land                          --        $  173,590             $ 173,590
  Building                  40 years       1,579,838               698,876
  Furniture & fixtures       7 years         727,323               551,838
  Machinery & equipment  3 - 5 years       1,951,157             1,663,864
                                          ----------             ---------
    Total                                 $4,431,908            $3,088,168
                                          ==========            ==========

LEASED PROPERTIES - Depreciation is calculated for both book and income tax purposes on the straight-line method over the estimated useful lives of the leased properties, generally 40 years. The costs of normal repairs and maintenance are charged against income in the period incurred.

RECOGNITION OF INTEREST INCOME - Interest income is recorded on the accrual basis to the extent that management anticipates that such amounts will be collected. In all other cases, the unpaid interest is monitored, and interest income is recorded only upon receipt.

PREMIUM (EXPENSE) INCOME - Premium (expense) income represents the differential at the time a portion of a loan is sold between the present valued excess servicing income on the sold portion and the retained loan discount, and subsequent to sale, amortization of the retained loan discount and excess servicing asset.

INCOME TAXES - The Company and BMSBLC qualified as regulated investment companies ("RICs") meeting certain requirements under the Internal Revenue Code (the "Code") for the six months ended December 31, 1996 and the twelve months ended June 30, 1996. As such, the Company and BMSBLC were not subject to income tax on investment company taxable income which had been distributed to shareholders. Subsequent to December 31, 1996, the Company has qualified as a real estate investment trust ("REIT") under the Code. Under REIT status, the Company, together with its qualified REIT subsidiary, BMSBLC, will continue to not be subject to income tax on taxable income which is distributed to shareholders. Due to the change in status, the Company has changed its year end to December 31 for both tax and financial reporting purposes.

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

During the year ended June 30, 1995, the Company made payments to modify the terms of certain investment swap contracts which resulted in a $2,031,928 realized loss for the financial statement purposes. For tax purposes, the realized loss has been amortized through 1997. As a result, ordinary taxable income was reduced by $223,911 for the 12 months ended December 31, 1997, $355,721 for the six months ended December 31, 1996 and $820,598 and $631,698 for the years ended June 30, 1996 and 1995, respectively.

NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal years beginning after June 15, 1999. The Company does not believe this statement will have a material impact.

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

All employees, except certain officers, ceased their employment with the Company on September 8, 1997 and became employees of the Bank. The officers of the Company became officers of both the Company and the Bank.

The Company and the Bank entered into a Management Services and Allocation of Expenses Agreement (the "Agreement") on September 2, 1997. The Agreement allows the employees of the Bank to provide loan management and accounting services to the Company for a fee, payable monthly. Management fee expense relating to the Agreement was $775,892 for the year ended December 31, 1998 and was $229,285 for the period from September 3, 1997 to December 31, 1997. Overhead expenses and rent are also shared between the two entities in accordance with the Agreement.

NOTE 3 - ACQUISITION OF MINORITY INTEREST

On April 30, 1998, BMIC paid $5 million for the remaining 49% interest of Middleton Doll and the right to produce certain dolls under a five year royalty agreement. The purchase was financed by a loan from BMSBLC. One half of the purchase price was allocated to the acquisition of the minority interest based upon an appraisal of Middleton Doll. The $2.5 million allocated to the stock exceeded the minority interest recorded by BMIC by $619,751. This amount has been recorded as goodwill in the accompanying financial statements and is being amortized over twenty years.

The $2.5 million allocated to the right to produce certain dolls has been recorded as a prepaid royalty in the accompanying financial statements. This amount is being amortized on a straight line basis over the term of the five year royalty agreement.

NOTE 4 - SIGNIFICANT SUPPLIER

Approximately 47% of Middleton Doll raw materials were acquired from a single supplier in Hong Kong. There is no formal agreement between Middleton Doll and this supplier. As of December 31, 1998, Middleton Doll has entered into commitments to acquire approximately $630,000 of raw material from this supplier.

NOTE 5 - LOANS

The Company's exposure to loss in the event of nonperformance by the borrower is represented by the outstanding principal amount of the loans. The Company's loan portfolio consists primarily of variable-rate loans with terms of five to fifteen years. Substantially all loans are fully secured by first or second mortgages on commercial real estate. Approximately 93% of the Company's loan portfolio at December 31, 1998 is comprised of loans to borrowers located within the State of Wisconsin. At December 31, 1998, the Company had loans outstanding to its largest borrower totaling $9,021,322.

The Company routinely monitors its loan portfolio for evidence of loan impairment. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Historically impairment has not been an indicator of loss. As of December 31, 1998 and December 31, 1997 loans with balances aggregating $721,816 and $1,583,981, respectively, were considered impaired. In determining the need for a loss reserve on the impaired loans, management looks to the underlying collateral. A loss reserve is established if the estimated value of the underlying collateral is insufficient to cover the impaired loan. At December 31, 1998, no loss reserve was recorded on impaired loans. At December 31, 1997, a loss reserve of $100,491 was recorded on impaired loans totaling $1,583,981. The average impaired loan balance during the twelve months ended December 31, 1998 was $1,213,914. The accrued interest on the impaired loans totals $12,017 at December 31, 1998 and all is considered fully collectible.

Undisbursed   construction   loan   commitments  and  lines  of  credit  totaled
$10,133,279 at December 31, 1998. In addition the Company issued a letter of credit totaling $4,000,000 as of December 31, 1998.

NOTE 6 - LOANS SOLD

Since 1994, the Company has sold loans to third parties. During 1998 and 1997 no new loans were sold to third parties. The following table summarizes the outstanding balance of loans sold.

Principal                                             Principal
Balance Sold at                    Percentage      Balance sold at    Recourse
Date of Sale                         Sold         December 31, 1998   Provision
------------                         ----         -----------------   ---------

During the year ended June 30, 1995:
        $ 2,837,677                 75%-80%           $608,348          None

During the year ended June 30, 1994:
        $10,397,410                     75%           $519,327          None


The Company also sells loans with the option to repurchase them at a later date. During 1998, the Company sold $5,331,814 in loans to a third party with an option to repurchase them. As of December 31, 1998, the balance of loan participations with repurchase options was $45,881,418. Of this amount approximately $30.4 million is to a single non-related party. These loan participations mature as the corresponding notes mature, which at December 31, 1998 range from one to nine years. During 1998 loan participations matured and were refinanced with new debt, such as commercial paper and long-term debt. (See Notes 10 & 11). As of December 31, 1997, the balance of loan participations with repurchase options was $69,250,467. During the twelve months ended December 31, 1997, the Company resold, with an option to repurchase, loans at unpaid principal balances totaling $41,549,621. These sales all have been accounted for as secured financing.

For the loans sold with no recourse, the Company is susceptible to loss on the loans up to the percentage of the retained interest to the extent the underlying collateral is insufficient in the event of nonperformance by the borrower. The Company's retained interest is subordinated to the portion sold. For the loans sold with full recourse, the Company is susceptible to loss equal to the total principal balance of the loan to the extent the underlying collateral is insufficient in the event of nonperformance. No associated loss reserve has been established as of December 31, 1998 for loans which have been sold.

Under the terms of the agreements, the Company retains servicing rights for the entire loan. As servicer and provider of recourse, certain agreements require the Company to comply with various covenants, including the maintenance of net worth. As of December 31, 1998, the company was in compliance with these covenants.

NOTE 7 - LOAN BACKED CERTIFICATES

During the year ended June 30, 1996, the Company sold loans to a trust, which issued two classes of certificates as noted in the table below:

Principal Balance         A Certificate                         B Certificate
Sold at                      Sold to           A Certificate       Sold to
Date of Sale               Third Party         Interest Rate       Company
-----------------         -------------        -------------       -------
$8,666,538                 $7,453,223              (1)           $1,213,315

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

NOTE 8 - BUSINESS ACQUISTION

In July, 1998, BMSBLC acquired Bando McGlocklin Real Estate Investment Corporation ("BMREIC"), an independently owned real estate investment trust. This acquisition was accounted for as a purchase. Under the terms of the Plan of Merger, BMSBLC acquired leased properties and other assets with a fair value of approximately $19.6 million, assumed liabilities of approximately $13.8 million and paid cash of approximately $5.1 million to shareholders of BMREIC. Of the liabilities assumed, $13.4 million were paid by BMSBLC at the date of closing.

In addition, BMSBLC paid $555,379 to a related party to acquire the rights, title and interest under an Advisory Agreement between the related party and BMREIC. This purchase was made in connection with the acquisition of BMREIC described above and has been capitalized as part of the purchase price.

As of December 31, 1997 the Company had outstanding loans to BMREIC of $4,428,578.

NOTE 9 - LEASED PROPERTIES

The Company has $22 million in leased properties located in southeastern Wisconsin as of December 31, 1998. This includes the $18.3 million of acquired properties described in Note 8 above. The Company has entered into three construction contracts totaling $2,552,855 of which $1,053,629 is unfunded as of December 31, 1998.

The Company normally leases its properties pursuant to a lease agreement with initial lease terms ranging from five to fifteen years. The leases require the lessee to pay all operating expenses including utilities, insurance and taxes. The lease agreements, all of which are operating leases, expire at various dates through 2009 and provide the lessee with renewal and purchase options. Minimum future rental income, by year, from these leases based on the agreements in effect at December 31, 1998 approximate:

                          1999                    $ 2,217,506
                          2000                      2,056,994
                          2001                      1,927,686
                          2002                      1,957,335
                          2003                      1,776,832
                          Future Years              5,548,274
                                                  -----------
                                                  $15,484,627
                                                  ===========

The Company subleases half of its office space with InvestorsBank, a related party. Monthly rents are variable based on LIBOR interest rates and the agreement is for a one-year renewable term. Rental income from the related party for the year ended December 31, 1998 and period from September 3, 1997 through December 31, 1997 was $67,452 and $24,330, respectively.

NOTE 10 - SHORT-TERM BORROWINGS

Commercial paper is issued for working capital purposes with maturities of up to 90 days. The average yield on commercial paper outstanding at December 31, 1998 was 5.50%.

BMSBLC has entered into one loan agreement with four participating banks as of March 11, 1998. The current loan agreement provides for a maximum of $60,000,000 less the outstanding principal amount of commercial paper. The facility bears interest at the prime rate or at the 30-, 60- or 90-day LIBOR plus one and three-eighths percent. Interest is payable monthly, and the loan agreement expires on April 30, 1999. BMSBLC is also required to pay a commitment fee equal to 1/2 of 1% per year on the unused amount of the loan commitment. At December 31, 1998, under these agreements, the outstanding principal balance was $1,040,000.

On April 30, 1998, the Company entered into a credit agreement with one of its correspondent banks providing for a note of $5,000,000 bearing interest at the prime rate. The credit agreement expires on April 30, 1999. The proceeds from the new note were for the purchase of the remaining 49% interest in Middleton Doll and the right to produce certain dolls. As of December 31, 1998, the outstanding principal balance was $5,000,000.

NOTE 11 - LONG-TERM DEBT

On November 7, 1991, BMSBLC borrowed $10,000,000 from The State of Wisconsin Investment Board ("SWIB") pursuant to a term note which bears interest at a fixed rate of 9.05% per year through its maturity. The note is payable in equal quarterly installments of $166,667 with a final payment of unpaid principal due on November 7, 2006, and is secured by specific loans. At December 31, 1998, the outstanding principal balance was $5,333,333.

On June 12, 1998, BMSBLC borrowed an additional $10,000,000 from the State of Wisconsin Investment Board pursuant to a term note which bears interest at a fixed rate of 6.98% per year through its maturity. The note is payable in equal quarterly installments of $166,667 with a final payment of unpaid principal due on June 1, 2013, and is secured by specific loans. At December 31, 1998, the outstanding principal balance was $9,666,667.

The SWIB agreement and the loan agreements described in Note 10 contain restrictions on BMSBLC's new indebtedness, acquisition of its common stock, return of capital dividends, past due loans, and realized losses on loans, and require maintenance of collateral, minimum equity and loan to debt ratios, among others. Under the most restrictive covenant, approximately $800,000 of BMSBLC's capital is available for payment of dividends to BMCC. As of December 31, 1998, BMSBLC is in compliance with all such requirements.

On December 1, 1998, BMSBLC entered into a Loan and Trust Agreement with the City of Franklin, Wisconsin, which issued an industrial development revenue bond. The bond matures on December 1, 2018. The interest rate changes weekly based upon the remarketing agent's lowest rate to permit the sale of the bonds. This interest is paid monthly to the trustee. As of December 31, 1998, the outstanding principal balance was $1,510,000 and the interest rate was 4.20%.

Future annual maturities of long-term debt as of December 31, 1998 are as follows:

                  December 31. 1999               $ 1,338,534
                  December 31, 2000                 1,338,855
                  December 31, 2001                 1,399,196
                  December 31, 2002                 1,404,557
                  December 31, 2003                 1,404,941
                  Later Years                       9,702,906
                                                   ----------
                                                  $16,588,989
                                                  ===========

Based on the borrowing rates currently available to BMSBLC for loans with similar maturities, the estimated fair market value of the long-term debt at December 31, 1998 was approximately $16.9 million.

NOTE 12 - INTEREST RATE SWAPS

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

In accordance with applicable accounting principles, the Company's interest rate swap agreements are held for purposes other than trading and are further classified as either hedges or as investment contracts. Both hedges and investment contracts have the potential for profit and loss. Hedges are accounted for using the designation method, which matches the swaps with the assets that are being hedged. When the designated asset matures, or is sold, extinguished or terminated, the hedge would be reclassified as an investment. Accounting principles dictate that those contracts not meeting hedge criteria be classified as investments and marked-to-market with any associated unrealized gain or loss recorded in the statements of operations, whereas those contracts meeting hedge criteria are not to be classified as investments or marked-to-market. On December 31, 1998 and December 31, 1997, the investment contracts at market resulted in an unrealized gain of $49,579 and $123,013, respectively. The difference in the unrealized gain at December 31, 1998 and December 31, 1997 is a decrease of $73,434 recorded in the consolidated statement of operations for the twelve months ended December 31, 1998.

The average notional amount of investment swaps outstanding during the twelve months ended December 31, 1998, December 31, 1997, June 30, 1996, and for the six months ended December 31, 1996 and December 31, 1995 was $2,750,000, $45,750,000, $142,750,000, 124,178,570 and
$142,750,000 (unaudited), respectively.

Based on quoted market valuations, the estimated market value of the hedge swaps at December 31, 1998 and December 31, 1997 was approximately $3.4 million and $1.6 million, respectively.

The following table summarizes the interest rate swap agreements in effect at December 31, 1998. No funds were borrowed or are to be repaid under these agreements:


                                                                 Current Interest
                                                                    Rates Paid

                                   Company       Bank                                   Original Notional  Expiration
Bank                               Payment       Payment    By Company      By Bank          Amount        Date
----                               -------       -----      ----------      -------          ------        ----
U.S. Bank National Association     Floating      Fixed      5.59031%(3)     9.20000%    $ 8,000,000(4)     06/16/99
  St. Paul, Minnesota (1)
LaSalle National Bank              Floating      Fixed      5.22094%(2)     6.34000%    $ 5,400,000        03/21/01
  Chicago, Illinois
Firstar Bank Milwaukee, N.A.       Floating      Fixed      5.35016%(2)     7.43500%    $10,325,000(5)     09/28/01
  Milwaukee, Wisconsin
Firstar Bank Milwaukee, N.A.       Floating      Fixed      5.25000%(2)     5.72500%    $16,908,000        06/30/03
  Milwaukee, Wisconsin
LaSalle National Bank              Floating      Fixed      5.24375%(2)     7.60000%    $ 5,000,000        03/10/05
  Chicago, Illinois
LaSalle National Bank              Floating      Fixed      5.25000%(2)     6.66000%    $ 5,250,000(6)     05/23/05
  Chicago, Illinois
LaSalle National Bank              Floating      Fixed      5.25000%(2)     6.50000%    $ 5,000,000(7)     09/29/05
  Chicago, Illinois
LaSalle National Bank              Floating      Fixed      5.27531%(2)     7.09000%    $12,500,000        09/05/06
  Chicago, Illinois
Firstar Bank Milwaukee, N.A.       Floating      Fixed      5.22063%(2)     5.76000%    $10,000,000(8)     06/16/08
  Milwaukee, Wisconsin

(1)  Investment Swap

(8)  Adjusted every three months to the three-month LIBOR then in effect.

(9)  Adjusted every month to the one-month LIBOR then in effect.

(10) The notional amount decreases by $83,333 each quarter and was $4,750,013 at December 31, 1998;  $2,000,013 of this contract was designated as a hedge; $2,750,000 was accounted for as an investment.

(11) The notional amount decreases by $166,667 each quarter and was $5,491,667 at December 31, 1998.

(12) The notional amount decreases by $100,000 each quarter and was $3,850,000 at December 31, 1998.

(13) The notional amount decreases by $75,000 each quarter and was $4,025,000 at December 31, 1998

(8)  The notional amount decreased by $166,667 each quarter and was $9,666,666 at December 31, 1998.



As  a  result  of  hedge  arrangements,   the  Company  recognized  a  $519,795,
$1,193,877,  $1,382,751,  and  $732,066 and  $566,614  (unaudited)  reduction in interest expense for the twelve months ended December 31, 1998 December 31, 1997, and June 30, 1996 and for the six months ended December 31, 1996 and December 31, 1995, respectively. In addition, the Company recognized a $93,201, $353,962, $412,129, $445,568 and $43,458 (unaudited) reduction in interest expense for the twelve months ended December 31, 1998, December 31, 1997, and June 30, 1996 and for the six months ended December 31, 1996 and December 31, 1995, respectively, as a result of the investment swap contracts.

The Company may be susceptible to risk with respect to interest rate swap agreements to the extent of nonperformance by the financial institutions participating in the interest rate swap agreements. However, the Company does not anticipate nonperformance by these counterparties.

NOTE 13 - MANDATORILY REDEEMABLE PREFERRED STOCK

On October 20, 1993, the Company issued 690,000 shares of Adjustable Rate Cumulative Preferred Stock, Series A in a public offering at $25.00 per share less an underwriting discount of $1.0625 per share and other issuance costs amounting to $295,221. The preferred stock is redeemable, in whole or in part at the option of the Company, on any dividend payment date during the period from July 1, 2001 to June 30, 2003 and from July 1, 2006 to June 30, 2008 at $25 per share plus accrued and unpaid dividends. Any shares of preferred stock not redeemed prior to July 1, 2008 are subject to mandatory redemption on that date by the Company at a price of $25 plus accrued dividends. Dividends on the preferred stock were paid quarterly at the annual rate of 7.625% through the dividend period June 30, 1998. The dividend rate was adjusted to an annual rate of 8.53% for the dividend period commencing July 1, 1998 and ending June 30, 2003. The next adjustment will be effective for the five year period commencing July 1, 2003. Through December 31, 1997, the Company purchased 15,209 shares for treasury.

Based on quoted market prices, the estimated fair market value of the preferred stock outstanding as of December 31, 1998 was approximately $15.6 million.

In the twelve months ended December 31, 1998, the Company began presenting preferred stock dividends as a deduction from net income to arrive at net income available to common shareholders. In prior periods, the Company presented preferred stock dividends as part of interest expense. Prior period consolidated statements of operations have been reclassified to conform to current period presentation.

NOTE 14 - RETIREMENT PLANS

On September 8, 1997 the Company terminated its profit sharing plan and money purchase plan. The Company continues to have an employee benefit expense through the sharing of employees and expenses according to the Agreement. (See Note 2.)

As of July 1, 1998, the Company's subsidiary, Lee Middleton Original Dolls, Inc. has a qualified defined contribution plan for eligible employees. Employees can contribute between 1% and 15% of their base compensation to the plan. The Company's contribution to the plan is at the discretion of the Company's Board of Directors. The Company made no contributions to the plan for the year ended December 31, 1998.

The Company provided an additional supplemental retirement benefit for an executive officer, such benefit totaled $ 38,098 and $38,347 for the twelve months ended December 31, 1998 and 1997, respectively. For the year ended December 31, 1998 and for the period September 3, 1997 to December 31, 1997 this benefit was paid as part of the Management Services Fee paid to InvestorsBank. In the prior periods this benefit was given to two executive officers. The benefits paid during the six months ended December 31, 1996 and the fiscal year ended June 30, 1996 were $71,683 and $194,882, respectively. The payments were made in the sole discretion of the outside members of the Board of Directors.

NOTE 15 - STOCK OPTION PLANS

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

Additional information relating to the Plans is shown below:


---------------------------------------------------------------------------------------------------------------------------
                                                       For the twelve months               For the twelve months
             Stock Option Plans                       Ended December 31, 1998             Ended December 31, 1997
---------------------------------------------------------------------------------------------------------------------------
                                                                        Average                           Average
                                                    Number of            Option         Number of         Option
                                                     Options             Price           Options           Price
                                                     -------             -----           -------           -----
Options outstanding at January 1, 1998
and 1997, respectively                                205,870           $12.73           169,424          $10.45
    Options granted                                        --               --           189,450           12.90
    Options exercised                                      --               --           (45,796)           7.35
    Options terminated Unexercised                         --               --          (107,208)          11.70
---------------------------------------------------------------------------------------------------------------------------
Options outstanding at December 31,
1998 and 1997, respectively                           205,870            11.23(1)        205,870           12.73
Options available for grant at December
31, 1998 and 1997, respectively                       173,188               --           173,188              --
---------------------------------------------------------------------------------------------------------------------------
Total Reserved Shares                                 379,058               --           379,058              --
---------------------------------------------------------------------------------------------------------------------------
Options exercisable at December 31, 1998
and 1997, respectively                                192,590           $11.25           187,950          $12.94
---------------------------------------------------------------------------------------------------------------------------

(1)  On February 11, 1998, the Board of Directors of the Company  approved a downward  adjustment of $1.67 in the exercise prices of the 1997 Stock  options  that were granted on February 3, 1997 and June 25, 1997.  The downward  adjustment  was to reflect the
     Company's 1997 return of capital dividend.


---------------------------------------------------------------------------------------------------------------------------
                                                       For the six months ended            For the twelve months
              Stock Option Plans                          December 31, 1996                 Ended June 30, 1996
---------------------------------------------------------------------------------------------------------------------------
                                                                        Average                           Average
                                                    Number of            Option         Number of          Option
                                                     Options             Price           Options           Price
                                                     -------             -----           -------           -----
Options outstanding at July 1, 1996 and
1995, respectively                                    153,924           $10.37           147,144          $ 9.92
    Options granted                                    15,500            11.25            22,500           11.00
    Options exercised                                      --               --           (15,720)           7.05
    Options terminated unexercised                         --               --                --              --
---------------------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1996
  and June 30, 1996, respectively                     169,424            10.45           153,924
Options available for grant at December
31, 1996 and June 30, 1996, respectively               55,430               --            70,930              --
---------------------------------------------------------------------------------------------------------------------------
Total reserved shares                                 224,854               --           224,854              --
---------------------------------------------------------------------------------------------------------------------------
Options exercisable at December 31, 1996
and June 30, 1996, respectively                        46,780           $ 8.58            46,780          $ 8.58
---------------------------------------------------------------------------------------------------------------------------



---------------------------------------------------------------------------------------------------------------------------
                                                      Options Outstanding                    Options Exercisable
---------------------------------------------------------------------------------------------------------------------------
 Exercise Price Range         Shares            Remaining             Average             Shares            Exercise
                                               Average Life          Exercise                                Price
                                                 (years)               Price
---------------------------------------------------------------------------------------------------------------------------
        $6.50-8.50                  10,920          1.9              $ 8.00                  3,640          $ 8.00

     $10.00-$14.50                 194,950          8.1              $11.41                188,950          $11.31
---------------------------------------------------------------------------------------------------------------------------
         Total                     205,870          7.8              $11.23                192,590          $11.25
---------------------------------------------------------------------------------------------------------------------------



The Company adopted the disclosure only option under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The impact of the provision of this statement on proforma income and earnings per share is not material.

NOTE 16 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all dilutive potential common shares. A reconciliation of the income and shares issued in computing the basic and diluted earnings per share for the years ended December 31, 1998, December 31, 1997, and June 30, 1996, and the six month periods ended December 31, 1996, respectively, are as follows:



                                             For the Twelve Months Ended             For the Six           For the Twelve
                                                     December 31,                    Months Ended          Months Ended
                                               1998                1997            December  31, 1996      June 30, 1996
                                               ----                ----            ------------------      -------------
Net income available to common
 shareholders                                $ 3,769,637         $ 3,506,380         $ 1,141,960            $ 3,129,972
                                             -----------         -----------         -----------            -----------
Determination of shares:
 Weighted average common shares
 outstanding (basic)                           3,689,102           3,685,990           3,689,094              3,812,131

 Assumed conversion of stock options               2,468              11,597              22,261                 27,354
                                             -----------          ----------         -----------            -----------
Weighted average common shares
outstanding (diluted)                          3,691,570           3,697,587           3,711,355              3,839,485
                                             ===========         ===========         ===========            ===========
Basic earnings per share                          $ 1.02              $ 0.95              $ 0.31                 $ 0.82
Diluted earnings per share                        $ 1.02              $ 0.95              $ 0.31                 $ 0.82



NOTE 17 - INCOME TAXES

Taxes on income consist of the following:

                                                   Twelve Months ended                          Six Months ended
                                     December 31,       December 31,    June 30,                  December 31,
                                         1998              1997          1996               1996             1995
                                         ----              ----          ----               ----             ----
                                                                                                           (Unaudited)
Current
   Federal                             $1,063,000       $1,311,496     $     --           $860,201         $  --
   State                                  344,404          227,126           --             40,288            --
                                       ----------       ----------     --------           --------         -----
                                        1,407,404        1,538,622           --            900,489            --
                                       ----------       ----------     --------           --------         -----
Deferred
   Federal                                 53,000              642      (35,074)           (55,102)           --
   State                                   16,810               --           --             (1,125)           --
                                       ----------       ----------     --------           --------         -----
                                           69,810              642      (35,074)           (56,227)           --
                                       ----------       ----------     --------           --------         -----
Taxes on income                        $1,477,214       $1,539,264     $(35,074)          $844,262         $  --
                                       ==========       ==========     ========           ========         =====


A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of income before taxes is as follows:


                                                 Twelve Months ended                          Six Months ended
                                   December 31,      December 31,        June 30,               December 31,
                                       1998              1997              1996           1996             1995
                                       ----              ----              ----           ----             ----
                                                                                                        (Unaudited)
Federal Statutory rate                 34.0%             34.0%             34.0%           34.0%           34.0%
State income taxes, net of
 federal tax benefits                   4.4               2.3                --             0.4              --
Income passed through to
 shareholders                         (17.9)            (15.1)            (35.4)          (10.2)          (33.7)
Loss not benefited                      6.5               3.2               5.5             3.1             3.0
Equity in earnings of
 subsidiary                              --                --              (3.9)             --            (3.3)
Other                                    --               0.6              (1.3)            5.7             0.0
                                  --------------------------------------------------------------------------------------

                                       27.0%             25.0%             (1.1)%          33.0%             --
                                  ======================================================================================


Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities, which were classified in other assets and other liabilities in the Consolidated Balance Sheet, included:

                                                      December 31,
                                               1998                  1997
                                               ----                  ----
Deferred tax assets:
  Accrued expenses and reserves             $  125,000             $195,100
  Net operating loss carryforwards           1,172,000              784,000
                                            ----------             --------
                                             1,297,000              979,100
Valuation allowance                         (1,172,000)            (784,000)
                                            ----------             --------
                                               125,000              195,100
Deferred tax liabilities
  Depreciation                                  (5,000)              (5,290)
                                            ----------             --------
Net deferred tax assets                     $  120,000             $189,810
                                            ==========             ========

The valuation allowance represents net operating loss carryforwards at License Products, for which utilization is uncertain. A portion of the deferred income tax assets may be realized through carrybacks with the remainder dependent on future income. Management believes that sufficient income will be earned in the future to realize the remaining net deferred income tax assets. The increase in the valuation allowance is a result of the increased deferred tax asset associated with the net operating loss carryforwards.

NOTE 18- DISTRIBUTIONS

For the year ended December 31, 1998, the Company's board of directors declared the following common stock distributions:

                                              For the
                                             year ended
                                            December 31,
                                               1998

Total distributions                          $2,397,916
Distributions per share (tax basis):
  Ordinary income                            $     0.65
  Capital gains                                      --
  Return of capital                                  --
                                             ----------
Total distributions declared per
  share                                      $     0.65
Distribution in cash                         $     0.65
Distribution in stock                        $       --

NOTE 19- TRANSITION PERIOD


A comparison of key financial information of the Company for the six-month periods ending December 31, 1996 and 1995 is as follows:

                                                               December 31, 1995
                                             December 31, 1996   (Unaudited)

Revenues:
    Interest on loans                             $ 3,579,266      $4,547,651
    Net sales of manufacturing subsidiaries         7,226,130       1,049,870
    Other income                                      134,194         128,182
                                                  -----------      ----------
       Total revenues                              10,939,590       5,725,703
                                                  -----------      ----------
Expenses:
    Interest expense                                  477,722       1,490,670
    Cost of goods sold of manufacturing
     subsidiaries                                   3,413,772         717,731
    Salaries of employee benefits                     931,908         635,381
    Other expenses                                  2,913,435         567,170
                                                  -----------      ----------
       Total expenses                               7,736,837       3,410,952
                                                  -----------      ----------
Equity earnings in subsidiary                              --         176,760
                                                  -----------      ----------
Net operating income before income taxes and
 minority interest                                  3,202,753       2,491,511
Provision for income taxes                           (844,262)             --
Minority interest                                    (573,371)             --
                                                  -----------      ----------
Net income                                        $ 1,785,120      $2,491,511
Preferred stock dividends                             643,160         643,160
                                                  -----------      ----------
Net income available to common shareholders       $ 1,141,960      $1,848,351
                                                  ===========      ==========
Basic earnings per share                          $      0.31      $     0.47
                                                  ===========      ==========
Diluted earnings per share                        $      0.31      $     0.47
                                                  ===========      ==========


                                                                           Six Months Ended December 31,
                                                                                                1995
                                                                       1996                   (Unaudited)
Cash Flows from Operating Activities:
    Net Income                                                     $ 1,785,120                $ 2,491,511
    Adjustments to reconcile net income to net cash
     (used) provided by operating activities                         1,127,259                    530,058
                                                                   -----------                -----------
Net Cash Provided by Operations                                      2,912,379                  3,021,569
                                                                   -----------                -----------
Cash Flows from Investing Activities:
    Loans made                                                     (23,729,026)               (23,003,932)
    Principal collected on loans                                    13,600,355                 14,094,074
    Loans sold                                                      15,140,783                 15,400,490
    Certificate purchased from trust                                        --                 (1,213,315)
    Purchase of short-term securities                                       --                 (1,442,778)
    Proceeds from maturity of securities                             1,829,255                         --
    All Other - Net                                                   (298,957)                   (12,583)
                                                                   -----------                -----------
Net Cash Provided by Investing Activities                          $ 6,542,410                $ 3,821,956
                                                                   -----------                -----------
Cash Flows from Financing Activities:
    Increase (decrease) in short-term borrowings                   $ 7,179,507                $(1,632,110)
    Proceeds from loan participations with repurchase
     options - net                                                   1,364,629                         --
    Repayment of SBA debenture                                     (12,620,000)                        --
    Preferred stock dividends paid                                    (643,160)                  (643,160)
    Common stock dividends paid                                     (3,670,648)                (1,876,173)
    Repurchase of common stock                                              --                 (1,234,045)
    All other - net                                                   (454,492)                  (555,907)
                                                                   -----------                -----------
Net Cash Used in Financing Activities                               (8,844,164)                (5,941,395)
                                                                   -----------                -----------
Net increase in cash                                                   610,625                    902,130
Cash, beginning of period                                              726,931                    106,717
                                                                   -----------                -----------
Cash, end of period                                                $ 1,337,556                $ 1,008,847
                                                                   ===========                ===========
Supplemental Disclosure of Cash Flow Information:
   Interest paid                                                   $ 1,779,092                $ 2,004,408
   Taxes paid                                                          903,202                         --


NOTE 20 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                           Quarters Ended
                                                               (In thousands, except per share data)
                                                ---------------------------------------------------------------------
                                                  December 31,     September 30,       June 30,         March 31,
                                                      1998              1998             1998             1998
Total revenues                                       $9,957            $8,844           $6,799           $6,357
Net operating income before income taxes
and minority interest                                $1,968            $1,768           $1,038           $  705
Net income available to common
shareholders                                         $1,293            $1,321           $  700           $  456
Basic earnings per share                             $ 0.35            $ 0.36           $ 0.19           $ 0.12
Diluted earnings per share                           $ 0.35            $ 0.36           $ 0.19           $ 0.12

                                                  December 31,     September 30,       June 30,         March 31,
                                                      1997              1997             1997             1997
Total revenues                                       $9,629            $7,920           $7,993           $5,442
Net operating income before income taxes
and minority interest                                $1,277            $1,653           $2,153           $1,045
Net income available to common
shareholders                                         $  720            $  853           $1,303           $  630
Basic earnings per share                             $ 0.20            $ 0.23           $ 0.35           $ 0.17
Diluted earnings per share                           $ 0.20            $ 0.23           $ 0.35           $ 0.17




NOTE 21- BANDO McGLOCKLIN CAPITAL CORPORATION (PARENT ONLY)

Pursuant to covenants contained in its debt agreements, BMSBLC is prohibited from declaring or paying any dividend on its common stock which would constitute a return-of-capital dividend for income tax purposes. The Company's balance sheet as of December 31, 1998 and 1997 and related statements of operations and cash flows for the years ended December 31, 1998 and 1997, and June 30, 1996 and the six months ended December 31, 1996 and 1995 on an unconsolidated basis follow.

                      Bando McGlocklin Capital Corporation
                          Balance Sheets (Parent Only)

                                                         December 31,
                                                     1998             1997
Assets
Loans                                             $ 5,199,672      $ 1,600,000
Less:  Retained loan discount                              --          (48,875)
Investments in BMSBLC                              25,226,128       26,236,596
Investments in other subsidiaries                   2,019,516        1,126,677
                                                  -----------      -----------
   Investments                                     32,445,316       28,914,398
Other assets - net                                  1,327,153          757,750
                                                  -----------      -----------
   Total Assets                                   $33,772,469      $29,672,148
                                                  ===========      ===========
Liabilities
Note payable                                        5,000,000               --
Loan participations with repurchase options                --      $ 1,600,000
Other liabilities                                       8,159          421,321
                                                  -----------      -----------
   Total Liabilities                                5,008,159        2,021,321
Preferred stock                                    16,908,025       16,908,025
Shareholders' Equity
Common stock                                          266,769          266,769
Additional paid-in capital                         13,671,947       13,671,947
Retained earnings/(deficit)                         1,770,080          656,597
Treasury stock, at cost                            (3,852,511)      (3,852,511)
                                                  -----------      -----------
   Total Shareholders Equity                       11,856,285       10,742,802
                                                  -----------      -----------
   Total Liabilities, Preferred Stock,
    Common Stock & Other Shareholders' Equity     $33,772,469      $29,672,148
                                                  ===========      ===========


                                                Bando McGlocklin Capital Corporation
                                               Statements of Operations (Parent Only)

                                                                      For the Years Ended

                                                                December 31,                        June 30,
                                                       1998                   1997                  1996
                                                       ----                   ----                  ----
Revenues:
Interest on loans                                    $  712,120            $  551,793             $1,071,037
Equity in income of BMSBLC                            4,333,785             4,791,300              4,792,902
Equity in income of other subsidiaries                  901,856               798,482                146,110
Other income                                            194,400               881,967                168,762
                                                     ----------            ----------             ----------
   Total revenues                                     6,142,161             7,023,542              6,178,811
                                                     ----------            ----------             ----------
Expenses:
Interest expense                                        328,920               157,419                 72,102
Salaries and employee benefits                          118,917               916,574              1,081,106
Other operating expenses                                553,009             1,156,849                609,311
                                                     ----------            ----------             ----------
   Total expenses                                     1,000,846             2,230,842              1,762,519
                                                     ----------            ----------             ----------
Net income                                            5,141,315             4,792,700              4,416,292
Preferred stock dividends                             1,362,659             1,286,320              1,286,320
                                                     ----------            ----------             ----------
Net income available for common
 shareholders                                        $3,778,656            $3,506,380             $3,129,972
                                                     ==========            ==========             ==========

                                                                          For the Six Months Ended
                                                                                December 31,

                                                                     1996                          1995
                                                                     ----                        (Unaudited)
Revenues:
Interest on loans                                                  $  477,729                    $  613,782
Equity in income of BMSBLC                                          2,018,071                     2,615,094
Equity in income of other subsidiaries                                425,944                        47,879
Other income                                                           23,051                        64,055
                                                                   ----------                    ----------
   Total revenues                                                   2,944,795                     3,340,810
                                                                   ----------                    ----------
Expenses:
Interest expense                                                       24,748                        48,628
Salaries and employee benefits                                        601,361                       510,368
Other operating expenses                                              533,566                       290,303
                                                                   ----------                    ----------
   Total expenses                                                   1,159,675                       849,299
                                                                   ----------                    ----------
Net income                                                          1,785,120                     2,491,511
Preferred stock dividends                                             643,160                       643,160
                                                                   ----------                    ----------
Net income available for common shareholders                       $1,141,960                    $1,848,351
                                                                   ==========                    ==========



                                                Bando McGlocklin Capital Corporation
                                               Statements of Cash Flows (Parent Only)

                                                                    For the Twelve                   For the Twelve
                                                                        Months                           Months
                                                                  Ended December 31,                 Ended June 30,
                                                              1998                 1997                  1996
                                                              ----                 ----                  ----
Cash Flows from Operating Activities:
  Net income                                              $ 5,141,315           $4,792,700              $4,416,292
Adjustments to reconcile net income to net
 cash  provided by operating activities:
   Equity in subsidiaries' earnings                        (5,226,622)          (5,693,211)             (4,939,012)
   Dividends from subsidiaries                              5,344,251            2,846,038               4,677,698
   Other                                                     (376,356)            (162,070)                 53,794
                                                          -----------           ----------              ----------
Net Cash Provided by Operations                             4,882,588            1,783,457               4,208,772
                                                          -----------           ----------              ----------
Cash Flows from Investing Activities:
   Loans made to related party                             (5,000,000)                  --              (2,951,633)
   Principal collected on loans                             1,401,572            6,226,917               1,658,743
   Loans sold                                                      --                   --              11,173,648
   Certificate purchased from trust                                --                   --              (1,213,315)
   Loans purchased                                                 --                   --              (4,767,544)
   Proceeds from maturity of securities                      (664,104)                  --                      --
   Increase in note receivable from subsidiary                     --                   --                (543,689)
   Other                                                           --             (235,290)                110,291
                                                          -----------           ----------              ----------
Net Cash (Used) Provided by Investing
 Activities                                                (4,262,532)           5,991,627               3,466,501
                                                          -----------           ----------              ----------
Cash flows from Financing Activities:
   Proceeds from loan participations with
    Repurchase options - net                               (1,600,000)           1,600,000                      --
   Increase in other notes payable                          5,000,000                   --                      --
   Capitalization & distribution of
    InvestorsBank                                                  --           (6,160,000)                     --
   Preferred stock dividends paid                          (1,362,659)          (1,286,320)             (1,286,320)
   Common stock dividends paid                             (2,656,153)          (1,990,055)             (3,678,476)
   Repurchase of common stock                                      --             (589,898)             (2,696,363)
   Common stock investment in subsidiaries                         --                   --                      --
   Other                                                           --              336,674                 110,760
                                                          -----------           ----------              ----------
Net Cash Provided (Used) in Financing
 Activities                                                  (618,812)          (8,089,599)             (7,550,399)
                                                          -----------           ----------              ----------
Net increase (decrease) in cash                                 1,244             (314,515)                124,874
Cash, beginning of year                                        27,210              341,725                 103,379
                                                          -----------           ----------              ----------
Cash, end of year                                         $    28,454           $   27,210              $  228,253
                                                          ===========           ==========              ==========


                                                Bando McGlocklin Capital Corporation
                                           Statements Cash Flows - continued (Parent Only)

                                                                         For the Six Months Ended
                                                                               December 31,

                                                                     1996                        1995
                                                                     ----                        ----
                                                                                              (Unaudited)
Cash Flows from Operating Activities:
  Net income                                                     $ 1,785,120                 $ 2,491,511
  Other adjustments to reconcile net income to
    net cash (used) by operating activities:
      Equity in subsidiaries' earnings                            (2,444,015)                 (2,662,973)
      Dividends from subsidiaries                                  3,857,425                   2,418,731
      Other                                                          439,316                     812,901
                                                                 -----------                 -----------
Net Cash Provided by Operations                                    3,637,846                   3,060,170
                                                                 -----------                 -----------
Cash Flows from Investing Activities:
      Loans made                                                  (5,269,882)                   (630,149)
      Principal collected on loans                                   631,872                     233,092
      Loans sold                                                   4,340,001                   8,666,538
      Certificate purchased from trust                                    --                  (1,213,315)
      Loans purchased                                                     --                  (4,767,544)
      Proceeds from maturity of securities                                --                     250,000
      Decrease (increase) in note receivable                       1,087,443                  (1,054,120)
        from subsidiary
      Other                                                               --                     (27,040)
                                                                 -----------                 -----------
Net Cash Provided by Investing Activities                            789,434                   1,457,462
                                                                 -----------                 -----------
Cash Flows from Financing Activities:
      Preferred stock dividends paid                                (643,160)                   (643,160)
      Common stock dividends paid                                 (3,670,648)                 (1,876,173)
      Repurchase of common stock                                          --                  (1,234,045)
      Other                                                               --                     110,760
                                                                 -----------                 -----------
Net Cash Used in Financing Activities                             (4,313,808)                 (3,642,618)
                                                                 -----------                 -----------
Net increase in cash                                                 113,472                     875,014
Cash, beginning of period                                            228,253                     103,379
                                                                 -----------                 -----------
Cash, end of period                                              $   341,725                 $   978,393
                                                                 ===========                 ===========


Schedule I
Condensed Financial Information of Registrant
(Refer to footnote 20 of the financial statements)


Schedule II
Valuation and Qualifying Accounts



         Changes in the reserves deducted from assets in the consolidated balance sheet other than accumulated  depreciation for the years ended  December 31, 1998 and 1997 and June 30,  1996,  respectively  and for the six months ended  December 31, 1996 and 1995, respectively.


Reserve for loan losses:                  Beginning          Additions         Charges for        Ending balance
                                          balance            charged           purposes for       --------------
                                          -------            to Income         which reserve
                                                             ---------         was created
Year ended:                                                                    -----------
  December 31, 1998                      $450,000            $     --           $ 450,000              $     --
  December 31, 1997                       450,000               6,335               6,335               450,000
  June 30, 1996                            51,943             (10,501)              2,651                38,791
Six months ended:
  December 31, 1996                        38,791             411,209                  --               450,000
  December 31, 1995(1)                     51,943             (10,501)                 --                41,442

Reserve for doubtful                      Beginning          Additions         Charges for        Ending balance
accounts:                                 balance            charged           purposes for       --------------
                                          -------            to Income         which reserve
                                                             ---------         was created
Year ended:                                                                    -----------
  December 31, 1998                      $268,796            $274,561           $      --              $543,357
  December 31, 1997                        98,083             170,713                  --               268,796
  June 30, 1996                             2,450              58,377                  --                60,827
Six months ended:
  December 31, 1996                        60,827              37,256                  --                98,083
  December 31, 1995(1)(2)                   2,450                  --                  --                 2,450

(1) Unaudited.
(2) These periods include only License Products reserve for doubtful accounts.




Schedule IV
Mortgage Loans on real estate

                                                                                                                        Principal
                                                                                                                        amount of
                                                                                                                         loans
                                                                                                        Carrying         subject
                                                                                                        Amount of          to
                                                                                            Face       Mortgages as     delinquent
                                                                     Periodic              Amount          of           Principal
  Description          Interest Rate             Final               Payment       Prior     of         December 31,       or
  -----------          -------------          Maturity Date          Terms         Liens   Mortgages      1998          Interest(1)
                                                -------------         -----        -----   ---------      ----          --------
Residential
  1st Mortgage           10.99%               06/01/27                 N/A          N/A       N/A       $     68,563

Commercial
  1st Mortgage         6.375% to 12.00%      02/01/99 to 01/01/16      N/A          N/A       N/A       $ 95,187,657      $309,383
  2nd Mortgage         7.750% to 12.00%      02/01/99 to 09/01/07      N/A          N/A       N/A          4,295,581        62,227
  3rd Mortgage         7.750% to 12.00%      02/01/99 to 11/01/07      N/A          N/A       N/A            285,660        65,049
  Construction         7.00% to 8.50%        06/30/99 to 11/01/08      N/A          N/A       N/A          6,280,896
                                                                                                         -----------
Total Commercial                                                                                         106,049,794

All others(2)             N/A                      N/A                 N/A          N/A       N/A         10,263,581       302,087
                                                                                                         ------------

Total loans(3)                                                                                          $116,381,938
                                                                                                        ============

Footnotes to Schedule IV:

(1)  Delinquent  is  defined  as 90 days or more  past  due.
(2) This  category includes all non-mortgage loans on the balance sheet.
(3) No individual mortgage loan exceeded 3% of the total carrying value of mortgages.



Reconciliation of Loans on the Balance Sheet

                                                    12/31/97          12/31/96         06/30/95          06/30/96         06/30/95
                                                       to                to               to                to               to
                                                    12/31/98          12/31/97         06/30/96          12/31/96         12/31/95
                                                                                                                        (Unaudited)
                                               -------------------------------------------------------------------------------------
Loans on balance sheet,                            $131,035,245      $71,456,347      $86,571,594       $76,468,459      $86,571,594
  Beginning of period(1)
  Additions during period:
         Loans made                                  79,143,575       53,759,887       42,745,527        23,729,026       23,003,932
         Loans purchased                                     --       49,647,182               --                --               --
         Certificate purchased from trust                    --               --        1,213,315                --        1,213,315

  Deductions during period:
         Principal collected on loans                93,795,013       43,821,836       23,881,211        13,600,355       14,094,074
         Loans sold                                                           --       28,087,037        15,140,783       15,400,490
         Principal charged off                            1,869            6,335            2,651                --               --
         Consolidation of Middleton Doll                     --               --        2,091,078                --               --
                                               ----------------- ---------------- ---------------- ----------------- ---------------
Loans on balance sheet, end of period(1)           $116,381,938     $131,035,245      $76,468,459       $71,456,347      $81,294,277
                                               ================= ================ ================ ================= ===============

(1) Loans on balance sheet includes Loan-backed certificates where applicable.


                                    Part III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not Applicable.

Item 10. Directors and Executive Officers of the Registrant

         Pursuant to Instruction G, the information required by this item (with respect to directors of the registrant) is incorporated herein by reference from the Company's definitive Proxy Statement involving the election of directors. The information with respect to executive officers of the Company has been included in Part I hereof. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

Item 11. Executive Compensation

         Pursuant to Instruction G, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 1999 annual meeting of shareholders under the caption "Board of Directors-Director Compensation" and "Executive Compensation"; provided, however, that the subsection entitled "Executive Compensation-Report on
Executive Compensation" shall not be deemed to be incorporated herein by reference. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Pursuant to Instruction G, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 1999 annual meeting of shareholders under the caption "Principal Shareholders". The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

Item 13. Certain Relationships and Related Transactions

         Pursuant to Instruction G, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 1999 annual meeting of shareholders under the caption "Related Party Transactions". The definitive proxy statement will be filed with the Securities and Exchange Commission with 120 days after the end of the Company's fiscal year.

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

         3. Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1999.

                                        BANDO McGLOCKLIN CAPITAL
                                        CORPORATION


                                       By:/s/ George R. Schonath
                                       George R. Schonath,
                                       President and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1999.

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

3.2 By-laws (incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q for the quarterly period ended March 31, 1997).

4.1 Loan and Security Agreement, dated March 11, 1998, by and between Firstar Bank Milwaukee and Bando McGlocklin Capital Corporation (incorporated by reference to Exhibit 4.1 to the Company's Form 10-K for the fiscal year ended December 31, 1997).

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

10.5 Management Services and Allocation of Expenses Agreement, dated September 2, 1997, by and between InvestorsBank and Bando McGlocklin Capital Corporation (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended December 31, 1997).

21       List of subsidiaries of Bando McGlocklin Capital Corporation

27       Financial Data Schedule (with EDGAR filing only)

99       Proxy Statement for 1999 Annual Meeting of Shareholders

         The Proxy Statement for the 1999 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year; except to the extent incorporated by reference, the Proxy Statement for the 1999 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.