Form 10-Q
period 1999-03-31
BANDO MCGLOCKLIN CAPITAL CORP
filed 1999-05-14
CIK 723209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

                                       or

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

                                  Yes X No ___

On May 12, 1999 there were 3,656,771 shares outstanding of the Registrant's common stock, 6 2/3 cents par value.

                      BANDO McGLOCKLIN CAPITAL CORPORATION

                                 FORM 10-Q INDEX

PART  I. FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheet as of March 31, 1999 and
           December 31, 1998...................................................3

           Consolidated Statement of Operations - For the Three Months
           Ended March 31, 1999 and 1998.......................................5

           Consolidated Statement of Cash Flows - For the Three Months
           Ended March 31, 1999 and 1998.......................................7

           Notes to the Consolidated Financial Statements......................9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................11


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................15

Item 2.  Changes in Securities................................................15

Item 3.  Defaults Upon Senior Securities......................................15

Item 4.  Submission of Matters to a Vote of Security Holders..................15

Item 5.  Other Information....................................................15

Item 6.  Exhibits and Reports on Form 8-K.....................................15

           Signatures.........................................................16

           Exhibit Index......................................................17

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                       March 31,    December 31,
                                                       --------     -----------
                                                        1999           1998
                                                        ----           ----
ASSETS
Consumer Products:
------------------
Cash                                                $  1,037,803   $  2,209,105
Accounts receivable, net of allowance of
   $101,618 and $75,557 as of March 31, 1999
   and December 31, 1998, respectively                 1,255,847      2,177,385
Inventory                                              4,273,992      3,261,553
Prepaid expenses                                         673,577        614,362
                                                    ------------   ------------
   Total current assets                                7,241,219      8,262,405
                                                    ------------   ------------
Fixed assets, net of accumulated depreciation of
   $1,063,280 and $1,069,042 as of March 31, 1999
and December 31, 1998, respectively                    2,809,819      2,648,947
Loans                                                    621,968        621,968
Prepaid expenses and other assets                      2,188,947      2,413,210
Goodwill, net of accumulated amortization of
   $28,402 and $20,656 as of March 31, 1999
   and December 31, 1998, respectively                   591,351        599,097
                                                    ------------   ------------
   Total Consumer Products assets                     13,453,304     14,545,627
                                                    ------------   ------------

Financial Services:
-------------------
Cash                                                     409,635        626,838
Interest receivable                                      729,281        644,780
Other current assets                                      89,273        235,292
                                                    ------------   ------------
   Total current assets                                1,228,189      1,506,910
                                                    ------------   ------------
Loans                                                111,703,602    115,759,968
Leased properties:
   Buildings, net of accumulated depreciation of
   $315,088 and $214,822 as of March 31, 1999
   and December 31, 1998                              17,926,905     18,782,045
   Land                                                2,963,595      3,090,572
   Construction in progress                            1,243,403        133,649
                                                    ------------   ------------
   Total Leased Properties                            22,133,903     22,006,266

Fixed assets, net of accumulated depreciation of
   $353,484 and $329,216 as of March 31, 1999
   and December 31, 1998, respectively                   373,345        384,703
Other assets, net                                        413,790        220,613
                                                    ------------   ------------
   Total Financial Services assets                   135,852,829    139,878,460
                                                    ------------   ------------

      Total Assets                                  $149,306,133   $154,424,087
                                                    ============   ============

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET - (Continued)
                                   (Unaudited)

                                                       March 31,    December 31,
                                                       --------     -----------
                                                        1999           1998
                                                        ----           ----

LIABILITIES, MINORITY INTEREST,
PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Consumer Products:
------------------
Accounts payable                                    $    552,904   $    748,838
Accrued liabilities                                    1,054,068      1,959,191
                                                    ------------   ------------
   Total current liabilities                           1,606,972      2,708,029
Long-term debt                                            34,019         35,279
                                                    ------------   ------------
   Total Consumer Products liabilities                 1,640,991      2,743,308
                                                    ------------   ------------

Financial Services:
Commercial paper                                      51,446,905     52,487,321
Notes payable to banks                                 5,045,000      6,040,000
                                                    ------------   ------------
   Short-term borrowings                              56,491,905     58,527,321
Accrued liabilities                                    4,886,764      1,898,342
                                                    ------------   ------------
   Total current liabilities                          61,378,669     60,425,663

State of Wisconsin Investment Board notes
 payable                                              14,666,667     15,000,000
Loan participations with repurchase options           41,012,635     45,881,418
Other notes payable                                    1,587,679      1,588,989
                                                    ------------   ------------
   Total Financial Services liabilities              118,645,650    122,896,070
                                                    ------------   ------------

Minority interest in subsidiaries                         21,120         20,399
Redeemable Preferred stock, 1 cent par value,
   3,000,000 shares authorized in 1999 and 1998;
   674,791 shares issued and outstanding after
   deducting 15,209 shares in treasury as of
   March 31, 1999 and December 31, 1998               16,908,025     16,908,025

Shareholders' Equity
Common stock, 6 2/3 cents par value,
   15,000,000 shares authorized in 1999 and
   1998, 4,001,540 shares issued and outstanding
   as of March 31, 1999 and December 31, 1998,
   before deducting shares in treasury                   266,769        266,769
Additional paid-in capital                            13,671,947     13,671,947
Retained earnings                                      2,004,142      1,770,080
Treasury stock, at cost (312,438 shares as of
   March 31, 1999 and December 31, 1998)              (3,852,511)    (3,852,511)
                                                    ------------   ------------
   Total Shareholders' Equity                         12,090,347     11,856,285
                                                    ------------   ------------

   Total Liabilities, Minority Interest,
Preferred Stock and Shareholders' Equity            $149,306,133   $154,424,087
                                                    ============   ============

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended
                                                      ------------------
                                                           March 31,
                                                           ---------
                                                    1999             1998
                                                    ----             ----
Consumer Products:
------------------
Net sales                                        $4,218,825       $3,431,767
Cost of sales                                     2,133,059        1,819,440
                                                 ----------       ----------
Gross profit                                      2,085,766        1,612,327

Operating expenses:
  Sales and marketing                               909,665          669,855
  New product development                           142,598          131,583
  General and administrative                        506,595          554,865
                                                 ----------       ----------
    Total operating expenses                      1,558,858        1,356,303

Other income (expense):
  Interest expense                                   (4,131)          (4,792)
  Other income, net                                  32,702            9,654
                                                 ----------       ----------
    Total other income (expense)                     28,571            4,862

Income before income
 taxes and minority interest                        555,479          260,886
Provision for income taxes                          (74,174)        (140,154)
Minority interest in earnings
 of subsidiaries                                       (720)        (108,608)
                                                 ----------       ----------
Net Income                                          480,585           12,124
                                                 ----------       ----------

Financial Services:
-------------------
Revenues:
   Interest on loans                              2,279,589        2,838,157
   Rental income                                    633,820            -
   Other income                                     159,983           87,260
                                                 ----------       ----------
      Total revenues                              3,073,392        2,925,417
                                                 ----------       ----------

Expenses:
   Interest expense                               1,769,540        1,846,366
   Other operating expenses                         526,589          313,748
                                                 ----------       ----------
      Total expenses                              2,296,129        2,160,114
                                                 ----------       ----------
Net Income                                          777,263          765,303
                                                 ----------       ----------

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF OPERATIONS - (Continued)
                                   (Unaudited)

                                                      Three Months Ended
                                                      ------------------
                                                           March 31,
                                                           ---------
                                                    1999             1998
                                                    ----             ----
Total Company:
--------------
Income before income taxes
 and minority interest
  Consumer products                             $   555,479      $   260,886
  Financial services                                777,263          765,303
                                                -----------      -----------
  Total company                                   1,332,742        1,026,189

Provision for income taxes                          (74,174)        (140,154)
Minority interest in earnings
 of subsidiaries                                       (720)        (108,608)
                                                -----------      -----------

Net income                                        1,257,848          777,427
Preferred stock dividends                          (359,748)        (321,580)
                                                -----------      -----------

Net income available to
  common shareholders                           $   898,100      $   455,847
                                                ===========      ===========

Basic Earnings Per Share                        $      0.24      $      0.12

Diluted Earnings Per Share                      $      0.24      $      0.12



Segment Reconciliation:
-----------------------
Consumer products
  Net income                                    $   480,585      $    12,124
  Intersegment expenses                            (409,292)         (64,805)
                                                -----------      -----------
Total segment net income (loss)                      71,293          (52,681)
                                                -----------      -----------

Financial services
  Net income                                        777,263          765,303
  Intersegment profits                              409,292           64,805
                                                -----------      -----------
Total segment net income                          1,186,555          830,108
                                                -----------      -----------
Total company net income                        $ 1,257,848      $   777,427
                                                ===========      ===========

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                  Three months ended                  Three months ended
                                                                  ------------------                  ------------------
                                                                    March 31, 1999                      March 31, 1998
                                                                    --------------                      --------------
                                                             Consumer          Financial         Consumer          Financial
                                                             --------          ---------         --------          ---------
                                                             Products          Services          Products          Services
                                                             --------          --------          --------          --------

Cash Flows from Operating Activities:
Net income                                                 $   480,585       $   777,263       $    12,124        $   765,303

Adjustments to reconcile net cash (used) provided by operating activities:

  Change in appreciation on investments                           -               36,203               -               16,459

  Depreciation and amortization                                100,653           142,306            65,258             42,197
  Change in minority interest in subsidiaries                      721              -              108,608               -

Increase (decrease) in cash due to change in:

  Accounts receivable                                          921,538              -              730,350               -
  Inventory                                                 (1,012,439)             -             (549,098)              -
  Interest receivable                                             -              (84,501)              -               80,394
  Other assets                                                 165,048           (83,361)          (95,728)           (86,391)
  Accounts payable                                            (195,934)             -             (334,206)              -
  Other liabilities                                           (905,123)        2,988,422          (138,699)            (5,504)
                                                           -----------       -----------       -----------        -----------

Net Cash (Used) Provided by Operations                        (444,951)        3,776,332          (201,391)           812,458
                                                           -----------       -----------       -----------        -----------

Cash Flows from Investing Activities:

  Loans made                                                      -          (15,074,609)             -           (27,316,811)
  Principal collected on loans                                    -           19,130,975              -            27,448,803
  Loan and interest charge off                                    -                 -                 -               (12,423)
  Proceeds from sale of leased properties                         -              917,150              -                  -
  Premium expense (income) - net                                  -                 -                 -                 5,275
  Construction of leased properties                               -           (1,162,825)             -              (833,955)
  Purchase of fixed assets                                    (253,779)          (12,910)         (141,917)            (3,400)
                                                           -----------       -----------       -----------        -----------
Net Cash (Used) Provided by Investing                         (253,779)        3,797,781          (141,917)          (712,511)
                                                           -----------       -----------       -----------        -----------


              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                   (Unaudited)


                                                                  Three months ended                  Three months ended
                                                                  ------------------                  ------------------
                                                                    March 31, 1999                      March 31, 1998
                                                                    --------------                      --------------
                                                             Consumer          Financial         Consumer          Financial
                                                             --------          ---------         --------          ---------
                                                             Products          Services          Products          Services
                                                             --------          --------          --------          --------

Cash Flows from Financing Activities:
  (Decrease) increase in short term
    borrowings                                                  -             (2,035,416)           88,175         14,837,616
  Proceeds from loan participations with
    repurchase options - net                                    -             (4,868,783)             -           (13,168,011)

  Repayment of SWIB notes                                       -               (333,333)             -              (166,666)
  Decrease in other notes payable                               (1,260)           (1,310)          (22,936)            -
  Preferred stock dividends paid                                -               (359,748)             -              (321,580)
  Common stock dividends paid                                   -               (664,038)             -              (664,038)
                                                           -----------       -----------       -----------        -----------
Net Cash (Used) Provided by Financing                           (1,260)       (8,262,628)           65,239            838,901
                                                           -----------       -----------       -----------        -----------

Net intercompany transactions                                 (471,312)          471,312           412,305           (412,305)

Net (decrease) increase in cash                             (1,171,302)         (217,203)          134,236            204,963

Cash, beginning of period                                    2,209,105           626,838                              197,576
                                                           -----------       -----------       -----------        -----------

Cash, end of period                                        $ 1,037,803       $   409,635       $   134,236        $   402,539
                                                           ===========       ===========       ===========        ===========

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


NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company and its majority-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the other information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.


NOTE 3 - INVENTORY

Inventories of Middleton Doll and License Products are valued at the lower of cost or market. Middleton Doll and License Products utilize the average cost method to determine cost. The components of inventory are as follows:

                                            March 31, 1999    December 31, 1998
                                            --------------    -----------------

         Raw materials, net of reserve
         of $224,634 and $466,661,
         respectively                         $2,177,170          $1,600,051

         Work in process                         136,528             275,755

         Finished goods                        1,933,167           1,356,646

         Prepaid inventory                        27,127              29,101
                                              ----------          ----------
              Total                           $4,273,992          $3,261,553
                                              ==========          ==========

         BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4 - INCOME TAXES
The Company and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders.

The Company's subsidiary, BMIC, files a consolidated tax return with its wholly-owned subsidiary, Middleton Doll. License Products files its own tax return. Income tax provision in the accompanying financial statements is based on the operations of BMIC, Middleton Doll and License Products prior to elimination of approximately $410,000 of interest expense on transactions with the Company.

NOTE 5 - EARNINGS PER SHARE
See Exhibit 11

NOTE 6 - SUBSEQUENT EVENTS
As of April 30, 1999 BMSBLC entered into an amended and restated loan agreement with five participating banks. The loan agreement increased the existing facility from a maximum of $60,000,000 to $70,000,000 less the outstanding principal amount of commercial paper. The facility will continue to bear interest at the prime rate or at the 30, 60, or 90-day LIBOR rate plus one and three-eighths percent. Interest is payable monthly and the loan agreement expires on April 28, 2000.

In April, 1999 the Company purchased 17,500 shares of its common stock and through its subsidiary purchased an additional 11,831 shares of its common stock in the open market. It is the Company's intention to hold these shares as treasury stock.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

General

Amounts presented as of March 31, 1999 and December 31, 1998, and for the three months ended March 31, 1999 and March 31, 1998 include the consolidation of two segments. The financial services segment includes Bando McGlocklin Capital Corporation (the "Company") and Bando McGlocklin Small Business Lending Corporation ("BMSBLC"), a 100% owned subsidiary of the Company. The consumer products segment includes Bando McGlocklin Investment Corporation ("BMIC"), a 99%-owned subsidiary of the Company; Lee Middleton Original Dolls, Inc. ("Middleton Doll") and License Products, Inc. ("License Products").

Results of Operations

For the three months ended March 31, 1999 and March 31, 1998

The Company's total net income after income taxes and minority interest for the quarter ended March 31, 1999 equaled $0.90 million or $0.24 per share (diluted) as compared to $0.46 million or $0.12 per share (diluted) for the quarter ended March 31, 1998, a 96% increase.

Consumer Products

Net income from consumer products after income taxes and minority interest for the quarter ended March 31, 1999 was $0.48 million compared to $0.01 million for the quarter ended March 31, 1998. This was due to an increase in sales while expenses remained fairly constant.

Net sales from consumer products for the quarter ended March 31, 1999 increased 23% to $4.22 million from $3.43 million over the corresponding prior year period. This increase was due to increased sales of $0.62 million at Middleton Doll and $0.17 million at License Products for the quarter ended March 31, 1999. Middleton Doll sales increased due to the addition of major new sales outlets and increased traffic at trade shows. At the Atlanta gift show Middleton Doll received a 37% increase in orders and added 70 new dealers. Cost of sales also increased 17% to $2.13 million for the quarter ended March 31, 1999 from $1.82 million for the prior year quarter. Gross profit margin increased slightly to 49% for the quarter ended March 31, 1999 from 47% for the quarter ended March 31, 1998.

Total operating expenses of consumer products for the quarter ended March 31, 1999 were $1.56 million compared to $1.35 million for the quarter ended March 31, 1998, a 16% increase. Sales and marketing expense increased 36% to $0.24 million for the quarter ended March 31, 1999. License Products had a decrease of $0.07 million in its sales and marketing expenses and Middleton Doll experienced an increase of $0.31 million in its expenses. The majority of this increase was a result of Middleton Doll hiring additional sales personnel and increasing advertising, including point of purchase displays. New product development expense increased $0.01 million. General and administrative expenses decreased $0.04 million to $0.51 million for the quarter ended March 31, 1999 from $0.55 million for the quarter ended March 31, 1998. General and administrative expenses of License Products decreased $0.08 million and expenses of Middleton Doll increased $0.04 million. Management of License Products significantly reduced its operating expenses during first quarter 1999 compared to first quarter 1998.

The minority interest ownership in the net consolidated earnings of BMIC reduced the consolidated net income of consumer products. The minority interest in earnings of subsidiaries equaled $720 for the quarter ended March 31, 1999 and $108,608 for the quarter ended March 31, 1998. The decrease is the result of BMIC owning 100% of the stock of Middleton Doll as of April 30, 1998. The consolidated net income of consumer products for the quarter ended March 31, 1999 was increased by $0.07 million due to a reduction in the provision for income taxes of $0.07 million as compared to the first quarter of 1998.

Financial Services

Net income from financial services for the quarter ended March 31, 1999 was $0.78 million compared to $0.77 million for the quarter ended March 31, 1998, a 1% increase.

Total revenues increased to $3.07 million for the quarter ended March 31, 1999 from $2.93 million for the quarter ended March 31, 1998, a 5% increase. Interest on loans decreased to $2.28 million for the quarter ended March 31, 1999 from $2.84 million for the comparative quarter in 1998. Average loans under management decreased $14.3 million to $123.7 million for the quarter ended March 31, 1999, from $138.0 million for the comparative quarter in 1998. The average prime rate also decreased to 7.75% for the three months ended March 31, 1999 compared to 8.5% for the three months ended March 31, 1998.

Rental income increased $0.63 million in the first quarter of 1999 as compared with the quarter ended March 31, 1998. As of March 31, 1999 the Company had $22 million in leased properties compared to $1.2 million of leased properties under construction as of March 31, 1998. Other income increased $0.07 million during the same period due to the sale of two leased properties resulting in a gain of $0.11 million which was offset by a decrease in fees and a decrease in interest on short-term investments.

Interest expense decreased to $1.77 million from $1.85 million for the quarter ended March 31, 1999 as compared with the quarter ended March 31, 1998 due to the decrease in the Company's cost of funds.

Operating expenses increased to $0.53 million for the quarter ended March 31, 1999 from $0.31 million for the prior year quarter. Additional expense of $0.12 million was incurred due to depreciation on leased properties. Other investments decreased in value by $0.04 million and operating expenses increased $0.06 million.

Liquidity and Capital

Consumer Products

Total assets of consumer products were $13.45 million as of March 31, 1999 and $14.55 million as of December 31, 1998.

Cash decreased to $1.04 million at March 31, 1999 from $2.21 million at December 31, 1998.

Accounts receivable decreased to $1.26 million at March 31, 1999 from $2.18 million at December 31, 1998. A decrease of $0.69 million is attributable to Middleton Doll, and the remaining $0.23 million is attributable to License Products. Both companies are seasonal and typically have lower sales in the first quarter of the year, which corresponds to lower accounts receivable balances.

Inventory was $4.27 million at March 31, 1999 compared to $3.26 million at December 31, 1998. Middleton Doll's inventory increased $1.11 million due to new product lines and anticipated sales in future quarters while License Products' inventory decreased $0.10 million.

Fixed assets increased slightly by $0.16 million and other assets and prepaid expenses decreased slightly by $0.17 million.

Accounts payable decreased to $0.55 million as of March 31, 1999 compared to $0.75 million as of December 31, 1998. $0.01 million is attributable to Middleton Doll and $0.19 million is attributable to License Products.
Other liabilities decreased by $0.91 million.

Financial Services

Total assets of financial services were $135.85 million as of March 31, 1999 and $139.88 million as of March 31, 1998, a 3% decrease.

Cash decreased to $0.41 million at March 31, 1999 from $0.63 million at December 31, 1998.

Interest receivable increased to $0.73 million from $0.65 million. Fixed assets and other assets including prepaid amounts increased in the aggregate by $0.04 million.

Total loans decreased by $4.06 million, or 3.5%, to $111.70 million at March 31, 1999 from $115.76 million at December 31, 1998. Leased properties under management decreased $0.98 million between the two periods due to the sale of two properties. Leased properties under construction increased by $1.11 million as a result of the construction progress on two new buildings, which are scheduled to be completed by the end of the next quarter.

The financial services' total consolidated indebtedness at March 31, 1999 decreased $7.24 million. As of March 31, 1999, financial services had $62.27 million outstanding in long-term debt and $51.49 million outstanding in short-term borrowings compared to$62.47 million outstanding in long-term debt and $58.53 million outstanding in short-term borrowings as of December 31, 1998. Financial services has increased the availability on its short-term facility to $70 million as of April 30, 1999 from $60 million. The additional $10 million in debt will allow financial services to expand its leased property portfolio.

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

The Company has an important relationship with three third party utilities. The Company has not identified any practical, long-term alternatives to relying on these companies for basic utility services. In the event that the utilities significantly curtailed or interrupted their services to the Company, it would have a significant adverse effect on the Company's ability to conduct its business.

The Company also has tested all heating and air conditioning units, vault doors, alarms systems, networks, etc. and is not aware of any significant problems with such systems. The Company's cumulative costs of the Year 2000 problem through the quarter ended March 31, 1999 have been $15,000. At the present time, the Company does not anticipate material cost expenditures in the future to become fully compliant. However, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results. The estimated total cost of the Year 2000 problem is currently $20,000. This includes costs to upgrade software and replace equipment specifically for the purpose of Year 2000 compliance and certain administrative expenditures.

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

                 (b)      Reports on Form 8-K

                          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                      BANDO McGLOCKLIN CAPITAL CORPORATION
                                      (Registrant)


                                      /s/ George R. Schonath
Date:  May 14, 1999                   George R. Schonath
                                      President and Chief Executive Officer


                                      /s/ Susan J. Hauke
Date:  May 14, 1999                   Susan J. Hauke
                                      Chief Accounting Officer

                      BANDO McGLOCKLIN CAPITAL CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                  EXHIBIT INDEX

Exhibit
Number                                   Exhibit
4.1 Amended and Restated Credit Agreement dated as of April 30, 1999, by and among Bando McGlocklin Small Business Lending Corporation, Firstar Bank Milwaukee, N.A., as agent, and the Financial Institutions parties thereto.

11                  Statement Regarding Computation of Per Share Earnings

27                  Financial Data Schedule (EDGAR version only)