Form 10-Q
period 1999-06-30
BANDO MCGLOCKLIN CAPITAL CORP
filed 1999-08-13
CIK 723209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999
                                                -------------

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                         Commission file number: 0-22663


                      BANDO McGLOCKLIN CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)


                 Wisconsin                              39-1364345
                 ---------                              ----------
        (State or other jurisdiction                 (I.R.S. Employer
              of incorporation)                       Identification No.)

               W239 N1700 Busse Road
                  P.O. Box 190
               Pewaukee, Wisconsin                         53072-0190
               -------------------                         ----------
     (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (414) 523-4300
                                                           --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X             No
                               ----               ----

On August 13, 1999, there were 3,622,712 shares outstanding of the Registrant's common stock, 6-2/3 cents par value.

                      BANDO McGLOCKLIN CAPITAL CORPORATION

                                 FORM 10-Q INDEX


PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of June 30, 1999 (Unaudited)
         and December  31,  1998 . . . . . . . . . . . . . . . . . . . . . . . 3

         Consolidated Statements of Operations - For the Three and Six
         Months Ended June 30, 1999 and 1998  (Unaudited)  . . . . . . . . . . 5

         Consolidated Statement of Cash Flows - For the Six Months Ended
         June 30,  1999 and 1998 (Unaudited) . . . . . . . . . . . . . . . . . 7

         Notes to the Consolidated Financial Statements (Unaudited). . . . . . 9

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of  Operations  . . . . . . . . . . . . . . . . . . . . . . .12

PART II. OTHER INFORMATION

         Item 1. Legal  Proceedings  . . . . . . . . . . . . . . . . . . . . .19

         Item 2. Changes in  Securities  . . . . . . . . . . . . . . . . . . .19

         Item 3. Defaults  Upon Senior  Securities . . . . . . . . . . . . . .19

         Item 4. Submission of Matters to a Vote of Security Holders . . . . .19

         Item 5  Other  Information  . . . . . . . . . . . . . . . . . . . . .19

         Item 6. Exhibits  and  Reports on Form 8-K  . . . . . . . . . . . . .19

         Signatures  .  .  . . . . . . . . . . . . . . . . . . . . . . . . . .20

         Exhibit  Index  . . . . . . . . . . . . . . . . . . . . . . . . . . .21


                                        BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEET
                                                             (Unaudited)

                                                                 June 30, 1999             December 31, 1998
                                                             -----------------------    -----------------------
ASSETS
Consumer Products:
Cash                                                         $              120,184     $            2,209,105
Accounts receivable, net of allowance of
   $103,887 and $75,557 as of June 30, 1999
   and December 31, 1998, respectively                                    1,361,675                  2,177,385
Inventory                                                                 5,359,859                  3,261,553
Prepaid expenses                                                            958,371                    614,362
                                                             -----------------------    -----------------------
                                                             -----------------------    -----------------------
   Total current assets                                                   7,800,089                  8,262,405
                                                             -----------------------    -----------------------
Fixed assets, net of accumulated depreciation of
   $1,168,860 and $1,069,042 as of June 30,
   1999 and December 31, 1998, respectively                               2,910,427                  2,648,947
Loans                                                                       621,968                    621,968
Prepaid expenses and other assets                                         2,105,593                  2,413,210
Goodwill, net of accumulated amortization of
   $36,148 and $20,656 as of June 30, 1999
   and December 31, 1998, respectively                                      583,605                    599,097
                                                             -----------------------    -----------------------
                                                             -----------------------    -----------------------
   Total Consumer Products assets                                        14,021,682                 14,545,627
                                                             -----------------------    -----------------------

Financial Services:
Cash                                                                        449,622                    626,838
Interest receivable                                                         585,704                    644,780
Other current assets                                                         77,674                    235,292
                                                             -----------------------    -----------------------
                                                             -----------------------    -----------------------
   Total current assets                                                   1,113,000                  1,506,910
                                                             -----------------------    -----------------------
Loans                                                                   100,674,281                115,759,968
Leased properties:
   Buildings, net of accumulated depreciation of
     $411,973 and $214,822 as of June 30, 1999
     and December 31, 1998, respectively                                 20,784,752                 18,782,045
   Land                                                                   3,164,516                  3,090,572
   Construction in progress                                               1,028,477                    133,649
                                                             -----------------------    -----------------------
        Total Leased Properties                                          24,977,745                 22,006,266
Fixed assets, net of accumulated depreciation of
   $378,465 and $329,216 as of June 30, 1999
   and December 31, 1998, respectively                                      356,034                    384,703
Other assets, net                                                           394,631                    220,613
                                                             -----------------------    -----------------------
                                                             -----------------------    -----------------------
   Total Financial Services assets                                      127,515,691                139,878,460
                                                             -----------------------    -----------------------

   Total Assets                                              $          141,537,373     $          154,424,087
                                                             =======================    =======================


                                        BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEET (Continued)
                                                             (Unaudited)
                                                                 June 30, 1999             December 31, 1998
                                                             -----------------------    -----------------------
LIABILITIES, MINORITY INTEREST,
PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Consumer Products:
Short-term borrowings                                        $            1,600,000     $                    -
Accounts payable                                                            426,799                    748,838
Accrued liabilities                                                         909,058                  1,959,191
                                                             -----------------------    -----------------------
   Total current liabilities                                              2,935,857                  2,708,029
Long-term debt                                                               32,568                     35,279
                                                             -----------------------    -----------------------
   Total Consumer Products liabilities                                    2,968,425                  2,743,308

Financial Services:
Commercial paper                                                         49,423,652                 52,487,321
Notes payable to banks                                                    7,120,000                  6,040,000
                                                             -----------------------    -----------------------
   Short-term borrowings                                                 56,543,652                 58,527,321
Accrued liabilities                                                       1,212,415                  1,898,342
                                                             -----------------------    -----------------------
   Total current liabilities                                             57,756,067                 60,425,663

State of Wisconsin Investment Board notes
   payable                                                               14,333,333                 15,000,000
Loan participations with repurchase options                              36,413,516                 45,881,418
Other notes payable                                                       1,586,395                  1,588,989
                                                             -----------------------    -----------------------
                                                             -----------------------    -----------------------
   Total Financial Services liabilities                                 110,089,311                122,896,070
                                                             -----------------------    -----------------------

Minority interest in subsidiaries                                            20,236                     20,399
Redeemable preferred stock, 1 cent par value,
   3,000,000  shares  authorized  in 1999 and 1998;
   674,791  shares  issued and outstanding after
   deducting 15,209 shares in treasury as of
   June 30, 1999 and December 31, 1998                                   16,908,025                 16,908,025

Shareholders' Equity
Common stock, 6 2/3 cents par value,
   15,000,000  shares  authorized in 1999 and 1998,
   4,001,540 shares issued and outstanding as of
   June 30, 1999 and December 31, 1998,
   before deducting shares in treasury                                      266,769                    266,769
Additional paid-in capital                                               13,671,947                 13,671,947
Retained earnings                                                         2,245,818                  1,770,080
Treasury stock,  at cost (378,828  shares and 312,438
   shares as of June 30, 1999 and December 31, 1998,
   respectively)                                                         (4,633,158)                (3,852,511)
                                                             -----------------------    -----------------------
                                                             -----------------------    -----------------------
   Total Shareholders' Equity                                            11,551,376                 11,856,285
                                                             -----------------------    -----------------------

   Total Liabilities, Minority Interest,
   Preferred Stock and Shareholders' Equity                  $          141,537,373     $          154,424,087
                                                             =======================    =======================



                                        BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                                             (Unaudited)

                                                                Three Months Ended                 Six Months Ended
                                                        --------------------------------   --------------------------------
                                                                     June 30,                            June 30,
                                                        --------------------------------   --------------------------------
                                                             1999              1998              1999             1998
                                                        --------------    --------------   ---------------   --------------
Consumer Products:
Net sales                                               $   3,927,575     $   3,808,899    $    8,146,400    $   7,240,666
Cost of sales                                               2,263,654         1,949,684         4,396,713        3,769,124
                                                        --------------    --------------   ---------------   --------------
Gross profit                                                1,663,921         1,859,215         3,749,687        3,471,542

Operating expenses:
   Sales and marketing                                        686,469           683,494         1,596,134        1,353,349
   New product development                                    153,943           141,142           296,541          272,725
   General and administrative                                 559,915           407,709         1,066,510          962,574
                                                        --------------    --------------   ---------------   --------------
      Total operating expenses                              1,400,327         1,232,345         2,959,185        2,588,648

Other income (expense):
   Interest expense                                            (3,764)          (10,852)           (7,895)         (15,644)
   Other income, net                                           46,801            85,862            79,503           95,516
                                                        --------------    --------------   ---------------   --------------
      Total other income (expense)                             43,037            75,010            71,608           79,872

Income before income taxes
   and minority interest                                      306,631           701,880           862,110          962,766
Income tax benefit (expense)                                   30,937          (238,786)          (43,237)        (378,940)
Minority interest in losses (earnings)
   of subsidiaries                                                884           (98,543)              164         (207,151)
                                                        --------------    --------------   ---------------   --------------
                                                        --------------    --------------   ---------------   --------------
Net income                                                    338,452           364,551           819,037          376,675
                                                        --------------    --------------   ---------------   --------------

Financial Services:
Revenues:
   Interest on loans                                        2,159,021         2,893,220         4,438,610        5,731,377
   Rental income                                              704,714            12,690         1,338,534           12,690
   Other income                                               262,691            83,917           422,674          171,177
                                                        --------------    --------------   ---------------   --------------
                                                        --------------    --------------   ---------------   --------------
      Total revenues                                        3,126,426         2,989,827         6,199,818        5,915,244
                                                        --------------    --------------   ---------------   --------------

Expenses:
   Interest expense                                         1,690,504         1,918,923         3,460,044        3,765,289
   Other operating expenses                                   514,195           413,677         1,040,784          727,425
                                                        --------------    --------------   ---------------   --------------
                                                        --------------    --------------   ---------------   --------------
      Total expenses                                        2,204,699         2,332,600         4,500,828        4,492,714
                                                        --------------    --------------   ---------------   --------------

Net income                                              $     921,727     $     657,227    $    1,698,990    $   1,422,530
                                                        --------------    --------------   ---------------   --------------


                                        BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF OPERATIONS-(Continued)
                                                             (Unaudited)

                                                                Three Months Ended                 Six Months Ended
                                                        --------------------------------   --------------------------------
                                                                     June 30,                            June 30,
                                                        --------------------------------   --------------------------------
                                                             1999              1998              1999             1998
                                                        --------------    --------------   ---------------   --------------
Total Company:

Income before income taxes and
minority interest
   Consumer products                                    $     306,631     $     701,880    $      862,110    $     962,766
   Financial services                                         921,727           657,227         1,698,990        1,422,530
                                                        --------------    --------------   ---------------   --------------
      Total company                                         1,228,358         1,359,107         2,561,100        2,385,296
Income tax benefit (expense)                                   30,937          (238,786)          (43,237)        (378,940)
Minority interest in losses (earnings)
   of subsidiaries                                                884           (98,543)              164         (207,151)
                                                        --------------    --------------   ---------------   --------------

Net income                                                  1,260,179         1,021,778         2,518,027        1,799,205
Preferred stock dividends                                    (359,748)         (321,579)         (719,496)        (643,159)
                                                        --------------    --------------   ---------------   --------------
Net income available to common
   stockholders                                         $     900,431     $     700,199    $    1,798,531    $   1,156,046
                                                        ==============    ==============   ===============   ==============

Basic Earnings Per Share                                $        0.25     $        0.19    $         0.49    $        0.31
                                                        ==============    ==============   ===============   ==============

Diluted Earnings Per Share                              $        0.25     $        0.19    $         0.49    $        0.31
                                                        ==============    ==============   ===============   ==============


Segment Reconciliation:

Consumer products
   Net income                                           $     338,452     $     364,551    $      819,037    $     376,675
   Intersegment expenses                                     (424,239)          (77,882)         (833,531)        (142,687)
                                                        --------------    --------------   ---------------   --------------
                                                        --------------    --------------   ---------------   --------------
Total segment net income (loss)                               (85,787)          286,669           (14,494)         233,988
                                                        --------------    --------------   ---------------   --------------

Financial services
   Net income                                                 921,727           657,227         1,698,990        1,422,530
   Intersegment profits                                       424,239            77,882           833,531          142,687
                                                        --------------    --------------   ---------------   --------------
                                                        --------------    --------------   ---------------   --------------
Total segment net income                                    1,345,966           735,109         2,532,521        1,565,217
                                                        --------------    --------------   ---------------   --------------

Total company net income                                $   1,260,179     $   1,021,778    $    2,518,027    $   1,799,205
                                                        ==============    ==============   ===============   ==============



                                        BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                                             (Unaudited)

                                                                Six Months Ended                  Six Months Ended
                                                        --------------------------------   --------------------------------
                                                                  June 30, 1999                     June 30, 1998
                                                        --------------------------------   --------------------------------
                                                          Consumer          Financial         Consumer         Financial
                                                          Products          Services          Products         Products
                                                        -------------     --------------   --------------    --------------

Cash Flows from Operating Activities:
Net income                                              $     819,037     $   1,698,990    $      376,675    $   1,422,530

Adjustments to reconcile net cash (used)
   provided by operating activities:
   Change in appreciation on investments                            -            47,407                 -           32,875
   Depreciation and amortization                              226,479           290,919           124,023           74,198
   Change in minority interest in subsidiaries                   (163)                -        (1,673,097)               -

Increase (decrease) in cash due to change in:
   Accounts receivable                                        815,710                 -           890,869                -
   Inventory                                               (2,098,306)                -          (677,336)               -
   Interest receivable                                              -            59,076                 -              383
   Other assets                                               (36,392)          (63,807)       (2,508,770)        (138,275)
   Accounts payable                                          (322,039)                -          (406,274)               -
   Other liabilities                                       (1,050,133)         (685,927)         (136,409)        (122,971)
                                                        -------------     --------------    --------------   --------------

Net Cash (Used) Provided by Operations                     (1,645,807)        1,346,658        (4,010,319)       1,268,740
                                                        -------------     --------------    --------------   --------------

Cash Flows from Investing Activities:
   Loans made                                                       -       (22,115,218)                -      (41,776,831)
   Principal collected on loans                                     -        37,200,905                 -       44,059,775
   Loan and interest charge off                                     -                 -                 -          (12,423)
   Proceeds from sale of leased properties                          -         2,601,063                 -                -
   Premium expense (income) - net                                   -                 -                 -           13,344
   Purchase or construction of leased properties                    -        (5,814,212)                -       (1,757,299)
   Purchase of fixed assets                                  (472,467)          (20,580)         (309,972)          (3,729)
   Acquisition of minority interest in subsidiary                   -                 -          (619,753)               -
                                                        -------------     --------------    --------------   --------------

Net Cash (Used) Provided by Investing                        (472,467)       11,851,958          (929,725)         522,837
                                                        -------------     --------------    --------------   --------------




                                        BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                                             (Unaudited)

                                                                Six Months Ended                  Six Months Ended
                                                        --------------------------------   --------------------------------
                                                                  June 30, 1999                     June 30, 1998
                                                        --------------------------------   --------------------------------
                                                          Consumer          Financial         Consumer         Financial
                                                          Products          Services          Products         Products
                                                        -------------     --------------   --------------    --------------
Cash Flows from Financing Activities:
   (Decrease) increase in short term
      borrowings                                            1,600,000        (1,983,669)            4,480       10,439,828
   Proceeds from loan participations with
      repurchase options - net                                      -        (9,467,902)                -      (19,164,207)
   Proceeds from SWIB note                                          -                                   -       10,000,000
   Repayment of SWIB notes                                          -          (666,667)                -         (333,333)
   (Decrease) increase in other notes payable                  (2,711)           (2,594)          (22,936)       5,000,000
   Preferred stock dividends paid                                              (719,496)                -         (643,158)
   Common stock dividends paid                                      -        (1,322,793)                -       (1,328,077)
   Repurchase of common stock                                       -          (780,647)                -                -
                                                        -------------     --------------   --------------    --------------

Net Cash (Used) Provided by Financing                       1,597,289       (14,943,768)          (18,456)       3,971,053
                                                        -------------     --------------   --------------    --------------

Net intercompany transactions                              (1,567,936)        1,567,936         5,521,429       (5,521,429)

Net (decrease) increase in cash                            (2,088,921)         (177,216)          562,929          241,201

Cash, beginning of period                                   2,209,105           626,838                 -          197,576
                                                        -------------     --------------   --------------    --------------

Cash, end of period                                     $     120,184     $     449,622    $      562,929    $     438,777
                                                        =============     ==============   ==============    ==============


              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  NATURE OF BUSINESS

The consolidated financial statements of Bando McGlocklin Capital Corporation (the "Company") include two segments of business: financial services and consumer products. The consolidated financial statements as of and for the periods presented include the accounts of the Company and Bando McGlocklin Small Business Lending Corporation ("BMSBLC") as financial services companies and Lee Middleton Original Dolls, Inc. ("Middleton Doll") and License Products, Inc. ("License Products") as consumer product companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

On May 28, 1999 Bando McGlocklin Investment Corporation was merged with Lee Middleton Original Dolls, Inc. The surviving corporation is Lee Middleton Original Dolls, Inc., a Wisconsin corporation, with offices in Belpre, Ohio. Since the entities were previously presented on a consolidated basis in the financial statements, the merger does not have a significant effect on these financial statements.

NOTE 2.  BASIS OF PRESENTATION

The  accompanying   unaudited   financial  statements of  the  Company  and  its
majority-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the other information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the period ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 3.  INVENTORY

Inventories of Middleton Doll and License Products are valued at the lower of cost or market. Middleton Doll and License Products utilize the average cost method to determine cost. The components of inventory are as follows:

                                      June 30, 1999        December 31, 1998
                                     ----------------     --------------------

   Raw materials, net of reserve
      of $202,621 and $466,661,
      respectively                   $     2,602,933       $        1,600,051
   Work in process                           174,460                  275,755
   Finished goods                          2,555,091                1,356,646
   Prepaid Inventory                          27,375                   29,101
                                     ----------------     --------------------
                                     ================     ====================
   Total                             $     5,359,859       $        3,261,553
                                     ================     ====================


NOTE 4.  SHORT-TERM BORROWINGS

On June 25, 1999 Lee Middleton Original Dolls, Inc. entered into a loan agreement with a bank providing for a line of credit of $2,700,000 at the prime rate. The note is a demand note and is due on April 30, 2000 with interest payable monthly. At June 30, 1999, the outstanding principal balance was $1,600,000 and the interest rate was 8.0%.

On April 30, 1999 BMSBLC entered into an amended and restated loan agreement with five participating banks. The loan agreement increased the existing facility from a maximum of $60,000,000 to $70,000,000 less the outstanding principal amount of commercial paper. The facility will continue to bear interest at the prime rate or at the 30, 60 or 90-day LIBOR rate plus one and three-eighths percent. Interest is payable monthly and the loan agreement expires on April 28, 2000.

NOTE 5.  INCOME TAXES

The Company and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders.

Lee Middleton Original Dolls and License Products file their own tax returns. Income tax provision in the accompanying financial statements is based on their operations prior to the elimination of approximately $834,000 of interest and other expenses on transactions with the Company.

NOTE 6.  TREASURY STOCK

During the quarter ended June 30, 1999 the Company purchased 17,500 shares of its common stock and through its subsidiary purchased an additional 48,890 shares of common stock in the open market at an average price of $11.76. It is the Company's intention to hold these shares as treasury stock.

NOTE 7.  EARNINGS PER SHARE

See Exhibit 11.

NOTE 8.  COMMITMENTS

Undisbursed construction loan commitments and lines of credit totaled $9,163,975 at June 30, 1999. In addition the Company issued a letter of credit totaling $4,000,000 as of June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Amounts presented as of June 30, 1999 and December 31, 1998, and for the three months and the six months ended June 30, 1999 and June 30, 1998 include the consolidation of two segments. The financial services segment includes Bando McGlocklin Capital Corporation (the "Company") and Bando McGlocklin Small Business Lending Corporation ("BMSBLC"), a 100% owned subsidiary of the Company. The consumer products segment includes Lee Middleton Original Dolls, Inc. ("Middleton Doll") and License Products, Inc. ("License Products").

Results of Operations

For the three months ended June 30, 1999 and June 30, 1998

The Company's total net income after income taxes and minority interest for the quarter ended June 30, 1999 equaled $0.90 million or $0.25 per share (diluted) as compared to $0.70 million or $0.19 per share (diluted) for the quarter ended June 30, 1998, a 29% increase.

Consumer Products

Net income from consumer products after income taxes and minority interest for the quarter ended June 30, 1999 was $0.34 million compared to $0.36 million for the quarter ended June 30, 1998, a 6% decrease.

Net sales from consumer products for the quarter ended June 30, 1999 increased 3% to $3.93 million from $3.81 million in the corresponding prior year period. This increase was due to increased sales of $0.09 million at Middleton Doll and $0.03 million at License Products for the quarter ended June 30, 1999. Cost of sales also increased 16% to $2.26 million for the quarter ended June 30, 1999 from $1.95 million for the prior year quarter. Gross profit margin decreased to 42% for the quarter ended June 30, 1999 from 49% for the quarter ended June 30, 1998. This decrease is the result of Middleton Doll having higher factory overhead due to additional warehouse space and personnel. During the quarter, the sales were not high enough to absorb these increases in overhead.

Total operating expenses of consumer products for the quarter ended June 30, 1999 were $1.40 million compared to $1.23 million for the quarter ended June 30, 1998, a 14% increase. Sales and marketing expense and new product development increased slightly over the same period a year ago. General and administrative expenses increased $0.15 million to $0.56 million for the quarter ended June 30, 1999 compared to $0.41 million for the quarter ended June 30, 1998. Middleton Doll's expense increased $0.16 million due to related expenses stemming from the continued growth of the company. Because of their growth they have hired additional staff and because of exploring new opportunities they have incurred higher legal expenses. License Products' expense decreased $0.01 million.

Other income decreased $0.03 million to $0.04 million from $0.07 million when compared to the same period a year ago. The minority interest in earnings of subsidiaries decreased $0.10 million for the quarter ended June 30, 1999 as compared to the corresponding prior year period. This decrease is the result of 100% ownership of the stock of Middleton Doll as of April 30, 1998. The consolidated net income of consumer products for the quarter ended June 30, 1999 was increased by $0.27 million due to a reduction in income tax expense of $0.27 million as compared to the second quarter of 1998. Consumer products recorded a tax benefit of $0.03 million for the second quarter.

Financial Services

Net income from financial services for the quarter ended June 30, 1999 was $0.92 million compared to $0.66 million for the quarter ended June 30, 1998, a 39% increase.

Total revenues were $3.13 million for the quarter ended June 30, 1999 compared to $2.99 million for the quarter ended June 30, 1998, a 5% increase. Interest on loans decreased 25% to $2.16 million for the quarter ended June 30, 1999 from $2.89 million for the comparative quarter. Average loans under management decreased $22 million from second quarter 1999 compared to second quarter 1998. In addition the prime rate was 7.75% in 1999 as compared to 8.5% in 1998.

Rental income increased $0.69 million to $0.70 million for the quarter ended June 30, 1999 due to an increase in ownership of commercial rental properties. At June 30, 1999 the Company had $25 million in leased properties compared to $2.2 million as of June 30, 1998. Other income increased $0.18 million to $0.26 million when comparing June 30, 1999 to June 30, 1998. Prepayment penalties increased $0.08 million and the sale of two leased properties resulted in a gain of $0.13 million, which was offset by a decrease in other miscellaneous income.

Interest expense decreased to $1.69 million for the quarter ended June 30, 1999 as compared to $1.92 million for the quarter ended June 30, 1998 due to lower rates on the Company's cost of funds.

Operating expenses increased to $0.51 million for the quarter ended June 30, 1999 from $0.41 million for the prior year quarter due to the increase in depreciation on the leased properties. Other operating expenses did not change significantly between the two periods.

For the six months ended June 30, 1999 and June 30, 1998

The Company's total net income after income taxes and minority interest for the six months ended June 30, 1999 equaled $1.80 million or $0.49 per share (diluted) as compared to $1.16 million or $0.31 per share (diluted) for the six months ended June 30, 1998, a 55% increase.

Consumer Products

Net income from consumer products after income taxes and minority interest for the six months ended June 30, 1999 was $0.82 million compared to $0.38 million for the six months ended June 30, 1998, a 116% increase.

Net sales from consumer products for the six months ended June 30, 1999 increased 12.6% to $8.15 million from $7.24 million in the corresponding prior year period. This increase was due to increased sales of $0.71 million at Middleton Doll and $0.20 million at License Products. Cost of sales also increased 17% to $4.4 million for the six months ended June 30, 1999 from $3.77 million for the prior year period. Gross profit margin decreased slightly to 46% for the six months ended June 30, 1999 from 48% for the six months ended June 30, 1998.

Total operating expenses of consumer products for the six months ended June 30, 1999 were $2.96 million compared to $2.59 million for the six months ended June 30, 1998, a 14% increase. Sales and marketing expense increased $0.24 million, a 18% increase. License Products had a decrease of $0.14 million in its sales and marketing expenses and Middleton Doll experienced an increase of $0.38 million in its expense. The majority of this increase was a result of Middleton Doll hiring additional sales personnel and increasing advertising, including point of purchase displays and other promotions. New product development increased $0.02 million. General and administrative expenses increased $0.10 million to $1.07 million for the six months ended June 30, 1999 from $0.97 for the six months ended June 30, 1998. General and administrative expenses of License Products decreased $0.02 million and expenses of Middleton Doll increased $0.12 million. As Middleton Doll continues to grow their personnel and benefit costs are also increasing and as a result of exploring new opportunities legal costs have increased in 1999 compared to 1998.

The minority interest ownership in the net consolidated earnings increased the consolidated net income of consumer products by $164 for the six months ended June 30, 1999. For the six months ended June 30, 1998, the minority ownership decreased the consolidated net income by $98,643. This difference is due to the ownership of 100% of the stock of Middleton Doll as of April 30, 1998. The provision for income taxes decreased by $0.34 million when comparing the six months ending June 30, 1999 to June 30, 1998. The consolidated net income of consumer products for the first half of 1999 was increased by $0.34 million due to a reduction in income tax expense of $0.34 million as compared to the first half of 1998. Consumer products recorded a net loss for the second quarter before eliminating intersegment expenses.


Financial Services

Net income from financial services for the six months ended June 30, 1999 was $1.7 million compared to $1.42 million for the six months ended June 30, 1998, a 20% increase.

Total revenues were $6.2 million for the six months ended June 30, 1999 compared to $5.92 million for the six months ended June 30, 1998, a 5% increase. Interest on loans decreased 23% to $4.44 million for the six months ended June 30, 1999 compared to $5.73 million for the comparative six months. Average loans under management decreased $19 million from the first half of 1999 compared to the first half of 1998. In addition the prime rate was 7.75% in 1999 as compared to 8.5% in 1998.

Rental income increased $1.33 million to $1.34 million for the quarter ended June 30, 1999 due to an increase in ownership of commercial rental properties. At June 30, 1999 the Company had $25 million in leased properties compared to $2.2 million as of June 30, 1998. Other income increased $0.25 million to $0.42 million when comparing June 30, 1999 to June 30, 1998. Prepayment penalties increased $0.10 million and the sale of four leased properties resulted in a gain of $0.24 million, which was offset by a decrease in other miscellaneous income.

Interest expense decreased to $3.46 million for the six months ended June 30, 1999 as compared to $3.77 million for the six months ended June 30, 1998 due to lower rates on the Company's cost of funds. In addition the average debt balance decreased $4.6 million in the first half of 1999 compared to the first half of 1998.

Operating expenses increased to $1.04 million for the six months ended June 30, 1999 from $0.73 million for the prior year quarter, in large part, due to the increase in depreciation on the leased properties. There were small increases in other operating expenses which resulted in $0.07 million of the total increase.


Liquidity and Capital

Consumer Products

Total assets of consumer products were $14.02 million as of June 30, 1999 and $14.55 million as of December 31, 1998, a 3.6% decrease.

Cash decreased to $0.12 million at June 30, 1999 from $2.21 million at December 31, 1998.

Accounts receivable, net of the allowance, decreased to $1.36 million at June 30, 1999 from $2.18 million at December 31, 1998. A decrease of $0.59 million is attributable to Middleton Doll, and the remaining $0.23 million is attributable to License Products. Both companies are seasonal and typically have lower sales in the first and second quarter of the year, which corresponds to lower accounts receivable balances.

Inventory was $5.36 million at June 30, 1999 compared to $3.26 million at December 31, 1998. Middleton Doll's inventory increased $2.1 million due to new product lines and anticipated sales in future quarters while License Products' inventory remained level.

Fixed assets increased by $0.26 million and other assets and prepaid expenses increased slightly by $0.04 million.

Middleton Doll increased its short-term borrowings by borrowing $1.6 million on a line of credit with InvestorsBank during the quarter ended June 30, 1999.

Accounts payable decreased by $0.32 million as of June 30, 1999 compared to December 31, 1998. Middleton Doll's accounts payable decreased $0.09 million while License Products' accounts payable decreased $0.23 million. Other liabilities decreased by $1.1 million due to a decrease in Middleton Doll's tax accrual.

Financial Services

Total assets of financial services were $127.52 million as of June 30, 1999 and $139.88 million as of December 31, 1998, a 9% decrease.

Cash decreased to $0.45 million at June 30, 1999 from $0.63 million at December 31, 1998.

Interest receivable decreased to $0.59 million from $0.64 million. Fixed assets and other assets including prepaid amounts decreased in the aggregate by $0.01 million.

Total loans decreased by $15.09 million or 13% to $100.67 million at June 30, 1999 from $115.76 million at December 31, 998. Leased properties under management increased $2.97 million due to the purchase of three properties and the completion of construction of two properties. Four properties were sold since the beginning of the year and construction is in progress on two new properties.

The financial services' total consolidated indebtedness at June 30, 1999 decreased $12.13 million. As of June 30, 1999, financial services had $52.33 million outstanding in long-term debt and $56.54 million outstanding in short-term borrowings compared to $62.47 million outstanding in long-term debt and $58.53 million outstanding in short-term borrowings as of December 31, 1998. Financial services' short-term facility increased from $60 million to $70 million during the quarter ended June 30, 1999.


Year 2000 Compliance

The Year 2000 has posed a unique set of challenges to those industries reliant on information technology. As a result of methods employed by early programmers, many software applications and operations programs may be unable to distinguish the Year 2000 from the Year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or, in the worst cases, the inability of the systems to continue to function altogether.

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

The Company licenses all software used in conducting its business from third party vendors. None of the Company's software has been internally developed. The Company has developed a comprehensive list of all software, all hardware and all service providers used by the Company. Every vendor has been contacted regarding the Year 2000 problem. The vendor of the primary software in use at the Company released its Year 2000 compliant software in September, 1998. Testing at the Company, using test scripts developed by the vendor, was completed on October 3, 1998. The vendor has conducted proxy testing and has had an independent company rate the proxy testing. The Company's Year 2000 committee has analyzed the published results by the independent company and is satisfied that this vendor has proved itself Year 2000 compliant. The vendor will be conducting additional seminars and will report its progress monthly to the Company using a management report. In addition, the Company continues to monitor all other major vendors of services to the Company for Year 2000 issues in order to avoid shortages of supplies and services in the coming months.

The Company has an important relationship with third party utilities. The Company has not identified any practical, long-term alternatives to relying on these companies for basic utility services. In the event that the utilities significantly curtail or interrupt their services to the Company, it would have a significant adverse effect on the Company's ability to conduct its business.

The Company has also tested all heating and air conditioning units, vault doors, alarm systems, networks, etc. and is not aware of any significant problems with such systems.

The Company's cumulative costs of the Year 2000 problem through the quarter ended June 30, 1999 have been $15,000. At the present time, the Company does not anticipate material cost expenditures in the future to become fully compliant. However, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results. The estimated total cost of the Year 2000 problem is currently $20,000. This includes costs to upgrade software and replace equipment specifically for the purpose of Year 2000 compliance and certain administrative expenditures.

It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers, or even the possible loss of electric power or phone service; however, such costs could be substantial.

The Company is committed to a plan for achieving compliance, focusing not only on its own data processing systems, but also on its loan customers. The Year 2000 management committee has proposed policy and procedure changes to help identify potential risks to the Company and to gain an understanding of how customers are managing the risks associated with the Year 2000 problem. The Company is assessing the impact, if any, the Year 2000 problem will have on its credit risk and loan underwriting. In connection with potential credit risk related to the Year

2000 problem, the Company has contacted its larger commercial loan customers regarding their level of preparedness for the Year 2000.

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

Item 3.        DEFAULTS UPON SENIOR SECURITIES

               Not Applicable.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

Item 5.        OTHER INFORMATION

               None.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-k

               (a)    List of Exhibits

                      The Exhibits to this Quarterly Report on Form 10-Q are identified on the Exhibit Index hereto.

               (b)    Reports on Form 8-K

                      No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                       BANDO McGLOCKLIN CAPITAL CORPORATION
                                       (Registrant)


Date:  August 13, 1999                 /s/ George R. Schonath
                                       ----------------------
                                       George R. Schonath
                                       President and Chief Executive Officer


Date:  August 13, 1999                 /s/ Susan J. Hauke
                                       ------------------
                                       Susan J. Hauke
                                       Chief Accounting Officer

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                  EXHIBIT INDEX


Exhibit Number      Exhibit

     11             Statement Regarding Computation of Per Share Earnings

     27             Financial Data Schedule (EDGAR version only)