Form 10-Q
period 1999-09-30
BANDO MCGLOCKLIN CAPITAL CORP
filed 1999-11-15
CIK 723209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

                                       or

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

       Registrant's telephone number, including area code: (262) 523-4300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  __X__         No ___

On  November  12,  1999,  there  were  3,622,712   shares   outstanding  of  the
Registrant's common stock, 6-2/3 cents par value.

                      BANDO McGLOCKLIN CAPITAL CORPORATION

                                 FORM 10-Q INDEX


PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated   Balance   Sheet  as  of  September  30,  1999
               (Unaudited) and December 31, 1998 .............................3

          Consolidated  Statements  of  Operations - For the Three and
               Nine  Months   Ended   September   30,  1999  and  1998
               (Unaudited)....................................................5

          Consolidated  Statement  of Cash Flows - For the Nine Months
               Ended September 30, 1999 and 1998 (Unaudited)..................7

          Notesto the Consolidated  Financial Statements (Unaudited)..........9

Item 2.   Management's  Discussion and Analysis of Financial Condition
          and Results of Operations..........................................12

PART II.  OTHER INFORMATION

          Item 1. Legal  Proceedings.........................................19

          Item 2. Changes in  Securities.....................................19

          Item 3. Defaults Upon Senior  Securities...........................19

          Item 4. Submission of Matters to a Vote of Security  Holders.......19

          Item 5 Other Information...........................................19

          Item 6. Exhibits and Reports on Form 8-K...........................19

          Signatures.........................................................20

          Exhibit  Index.....................................................21


              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                  September 30, 1999              December 31, 1998
                                                                -----------------------         -----------------------
ASSETS
Consumer Products:
Cash                                                              $            496,157            $          2,209,105
Accounts receivable, net of allowance of
   $145,540 and $75,557 as of September 30, 1999
   and December 31, 1998, respectively                                       2,573,666                       2,177,385
Inventory                                                                    5,246,281                       3,261,553
Prepaid expenses                                                               715,972                         614,362
                                                                -----------------------         -----------------------
                                                                -----------------------         -----------------------
   Total current assets                                                      9,032,076                       8,262,405
                                                                -----------------------         -----------------------
Fixed assets, net of accumulated depreciation of
   $1,278,723 and $1,069,042 as of September 30,
   1999 and December 31, 1998, respectively                                  2,907,603                       2,648,947
Loans                                                                          621,968                         621,968
Prepaid expenses and other assets                                            1,982,418                       2,413,210
Goodwill, net of accumulated amortization of
   $23,238 and $20,656 as of September 30, 1999
   and December 31, 1998, respectively                                         575,859                         599,097
                                                                -----------------------         -----------------------
                                                                -----------------------         -----------------------
   Total Consumer Products assets                                           15,119,924                      14,545,627
                                                                -----------------------         -----------------------

Financial Services:
Cash                                                                         1,412,981                         626,838
Interest receivable                                                            543,159                         644,780
Other current assets                                                           331,440                         235,292
                                                                -----------------------         -----------------------
                                                                -----------------------         -----------------------
   Total current assets                                                      2,287,580                       1,506,910
                                                                -----------------------         -----------------------
Loans                                                                       96,771,747                     115,759,968
Leased properties:
   Buildings, net of accumulated depreciation of
   $546,928 and $214,822 as of September 30, 1999
   and December 31, 1998, respectively                                      21,853,289                      18,782,045
   Land                                                                      3,395,516                       3,090,572
   Construction in progress                                                  2,104,713                         133,649
                                                                -----------------------         -----------------------
   Total Leased Properties                                                  27,353,518                      22,006,266
Fixed assets, net of accumulated depreciation of
   $403,834 and $329,216 as of September 30, 1999
   and December 31, 1998, respectively                                         333,337                         384,703
Other assets, net                                                              305,704                         220,613
                                                                -----------------------         -----------------------
                                                                -----------------------         -----------------------
   Total Financial Services assets                                         127,051,886                     139,878,460
                                                                -----------------------         -----------------------

   Total Assets                                                   $        142,171,810            $        154,424,087
                                                                =======================         =======================


              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                                                                      September 30, 1999          December 31, 1998
                                                                    ------------------------   ------------------------
LIABILITIES, MINORITY INTEREST,
PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Consumer Products:
Short-term borrowings                                                 $           1,606,863       $                  -
Accounts payable                                                                    483,853                    748,838
Accrued liabilities                                                               1,212,961                  1,959,191
                                                                    ------------------------   ------------------------
   Total current liabilities                                                      3,303,677                  2,708,029
Long-term debt                                                                       31,278                     35,279
                                                                    ------------------------   ------------------------
                                                                    ------------------------   ------------------------
   Total Consumer Products liabilities                                            3,334,955                  2,743,308
                                                                    ------------------------   ------------------------

Financial Services:
Commercial paper                                                                 52,798,135                 52,487,321
Notes payable to banks                                                            5,000,000                  6,040,000
                                                                    ------------------------   ------------------------
   Short-term borrowings                                                         57,798,135                 58,527,321
Accrued liabilities                                                               1,592,061                  1,898,342
                                                                    ------------------------   ------------------------
   Total current liabilities                                                     59,390,196                 60,425,663

State of Wisconsin Investment Board notes
   payable                                                                       14,000,000                 15,000,000
Loan participations with repurchase options                                      34,748,877                 45,881,418
Other notes payable                                                               1,585,088                  1,588,989
                                                                    ------------------------   ------------------------
                                                                    ------------------------   ------------------------
   Total Financial Services liabilities                                         109,724,161                122,896,070
                                                                    ------------------------   ------------------------

Minority interest in subsidiaries                                                    26,504                     20,399
Redeemable Preferred stock, 1 cent par value,
   3,000,000  shares  authorized  in 1999 and 1998;
   674,791  shares  issued and outstanding after
   deducting 15,209 shares in treasury as of
   September 30, 1999 and December 31, 1998                                      16,908,025                 16,908,025

Shareholders' Equity
Common stock, 6 2/3 cents par value,
   15,000,000  shares  authorized in 1999 and 1998,
   4,001,540 shares issued and outstanding as of
   September 30, 1999 and December 31, 1998,
   before deducting shares in treasury                                              266,769                    266,769
Additional paid-in capital                                                       13,671,947                 13,671,947
Retained earnings                                                                 2,872,607                  1,770,080
Treasury stock,  at cost (378,828  shares and 312,438
   shares as of September 30, 1999 and December 31, 1998,
   respectively)                                                                 (4,633,158)                (3,852,511)
                                                                    ------------------------   ------------------------
                                                                    ------------------------   ------------------------
   Total Shareholders' Equity                                                    12,178,165                 11,856,285
                                                                    ------------------------   ------------------------

   Total Liabilities, Minority Interest,
   Preferred Stock and Shareholders' Equity                           $         142,171,810       $        154,424,087
                                                                    ========================   ========================


              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended                       Nine Months Ended
                                             ---------------------------------      -----------------------------------
                                             ---------------------------------      -----------------------------------
                                                       September 30,                            September 30,
                                             ---------------------------------      -----------------------------------
                                                   1999               1998                 1999                1998
                                             --------------     --------------      ---------------     ---------------
Consumer Products:
Net sales                                      $ 6,849,590        $ 5,638,757         $ 14,995,990        $ 12,879,423
Cost of sales                                    3,733,899          2,870,483            8,130,612           6,639,607
                                             --------------     --------------      ---------------     ---------------
Gross profit                                     3,115,691          2,768,274            6,865,378           6,239,816

Operating expenses:
   Sales and marketing                           1,001,311            748,785            2,597,445           2,102,134
   New product development                         182,236            122,325              478,777             395,050
   General and administrative                      499,118            493,783            1,565,628           1,456,357
                                             --------------     --------------      ---------------     ---------------
      Total operating expenses                   1,682,665          1,364,893            4,641,850           3,953,541

Other income (expense):
   Interest expense                                (52,037)           (26,531)             (54,564)            (42,175)
   Other income (expense), net                       4,355              9,793               78,490             105,309
                                             --------------     --------------      ---------------     ---------------
      Total other income (expense)                 (47,682)           (16,738)              23,926              63,134

Income before income taxes
   and minority interest                         1,385,344          1,386,643            2,247,454           2,349,409
Provision for income taxes                        (360,913)          (441,767)            (404,150)           (820,707)
Minority interest in earnings
   of subsidiaries                                  (6,269)            (5,475)              (6,105)           (212,626)
                                             --------------     --------------      ---------------     ---------------
                                             --------------     --------------      ---------------     ---------------
Net income                                       1,018,162            939,401            1,837,199           1,316,076
                                             --------------     --------------      ---------------     ---------------

Financial Services:
Revenues:
   Interest on loans                             2,038,930          2,600,828            6,477,540           8,332,205
   Rental income                                   733,968            523,949            2,072,502             536,639
   Other income                                     37,113             80,222              459,787             251,399
                                             --------------     --------------      ---------------     ---------------
                                             --------------     --------------      ---------------     ---------------
      Total revenues                             2,810,011          3,204,999            9,009,829           9,120,243
                                             --------------     --------------      ---------------     ---------------

Expenses:
   Interest expense                              1,682,604          2,001,492            5,142,648           5,766,781
   Other operating expenses                        506,945            462,270            1,547,729           1,189,695
                                             --------------     --------------      ---------------     ---------------
                                             --------------     --------------      ---------------     ---------------
      Total expenses                             2,189,549          2,463,762            6,690,377           6,956,476
                                             --------------     --------------      ---------------     ---------------

Net income                                     $   620,462        $   741,237         $  2,319,452        $  2,163,767
                                             --------------     --------------      ---------------     ---------------



              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
                                   (Unaudited)

                                                        Three Months Ended                     Nine Months Ended
                                               ---------------------------------      ---------------------------------
                                               ---------------------------------      ---------------------------------
                                                           September 30,                         September 30,
                                               ---------------------------------      ---------------------------------
                                               ---------------    --------------      --------------     --------------
                                                      1999              1998                1999               1998
                                               ---------------    --------------      --------------     --------------
Total Company:

Income before income taxes and
minority interest
   Consumer products                              $ 1,385,344       $ 1,386,643         $ 2,247,454        $ 2,349,409
   Financial services                                 620,462           741,237           2,319,452          2,163,767
                                               ---------------    --------------      --------------     --------------
      Total company                                 2,005,806         2,127,880           4,566,906          4,513,176
Provision for income taxes                           (360,913)         (441,767)           (404,150)          (820,707)
Minority interest in earnings of
   subsidiaries                                        (6,269)           (5,475)             (6,105)          (212,626)
                                               ---------------    --------------      --------------     --------------

Net income                                          1,638,624         1,680,638           4,156,651          3,479,843
Preferred stock dividends                            (359,748)         (359,748)         (1,079,244)        (1,002,907)
                                               ---------------    --------------      --------------     --------------
Net income available to common
   stockholders                                   $ 1,278,876       $ 1,320,890         $ 3,077,407        $ 2,476,936
                                               ===============    ==============      ==============     ==============

Basic Earnings Per Share                          $      0.35       $      0.36         $      0.84        $      0.67
                                               ===============    ==============      ==============     ==============

Diluted Earnings Per Share                        $      0.35       $      0.36         $      0.84        $      0.67
                                               ===============    ==============      ==============     ==============


Segment Reconciliation:

Consumer products
   Net income                                     $ 1,018,162         $ 939,401         $ 1,837,199        $ 1,316,076
   Intersegment expenses                             (393,151)         (391,907)         (1,226,682)          (534,594)
                                               ---------------    --------------      --------------     --------------
Total segment net income (loss)                       625,011           547,494             610,517            781,482

Financial services
   Net income                                         620,462           741,237           2,319,452          2,163,767
   Intersegment profits                               393,151           391,907           1,226,682            534,594
                                               ---------------    --------------      --------------     --------------
Total segment net income                            1,013,613         1,133,144           3,546,134          2,698,361

Total company net income                          $ 1,638,624       $ 1,680,638         $ 4,156,651        $ 3,479,843
                                               ===============    ==============      ==============     ==============



              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Nine Months Ended                  Nine Months Ended
                                                       ----------------------------------  ----------------------------------
                                                       ----------------------------------  ----------------------------------
                                                                 September 30, 1999                  September 30, 1998
                                                       ----------------------------------  ----------------------------------
                                                         Consumer            Financial        Consumer           Financial
                                                         Products            Services         Products           Services
                                                       --------------     ---------------  --------------     ---------------

Cash Flows from Operating Activities:
Net income                                              $ 1,837,199         $ 2,319,452     $ 1,316,076         $ 2,163,767

Adjustments to reconcile net cash (used)
   provided by operating activities:
   Change in appreciation on investments                          -              54,337               -              45,348
   Depreciation and amortization                            344,088             451,243         218,605             211,039
   Change in minority interest in subsidiaries                6,105                   -      (1,667,622)                  -

Increase (decrease) in cash due to change in:
   Accounts receivable                                     (396,281)                  -        (332,108)                  -
   Inventory                                             (1,984,728)                  -        (533,399)                  -
   Interest receivable                                            -             101,621               -             198,402
   Other assets                                             329,182             (76,394)     (2,711,206)            (57,633)
   Accounts payable                                        (264,985)                  -         (19,356)                  -
   Other liabilities                                       (746,230)           (306,281)        (12,969)          2,361,822
                                                      --------------     ---------------  --------------     ---------------

Net Cash (Used) Provided by Operations                     (875,650)          2,543,978      (3,741,979)          4,922,745
                                                      --------------     ---------------  --------------     ---------------

Cash Flows from Investing Activities:
   Loans made                                                     -         (30,439,209)              -         (54,725,524)
   Principal collected on loans                                   -          49,427,430               -          62,760,651
   Loan and interest charge off                                   -                   -               -             (12,423)
   Cash paid for Bando McGlocklin Real Estate
      Investment Corporation's assets                             -                   -                          (7,805,235)
   Proceeds from sale of leased properties                        -           2,601,063               -                   -
   Premium expense (income) - net                                 -                   -               -              13,344
   Purchase or construction of leased properties                  -          (8,484,122)              -          (3,295,010)
   Purchase of fixed assets                                (579,506)            (23,252)       (982,582)             (8,584)
   Acquisition of minority interest in subsidiary                 -                   -        (619,753)                  -
                                                      --------------     ---------------  --------------     ---------------

Net Cash (Used) Provided by Investing                      (579,506)         13,081,910      (1,602,335)         (3,072,781)
                                                      --------------     ---------------  --------------     ---------------


              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                          Nine Months Ended                 Nine Months Ended
                                                   -------------------------------   ------------------------------
                                                   -------------------------------   ------------------------------
                                                         September 30, 1999                September 30, 1998
                                                   -------------------------------   ------------------------------
                                                     Consumer         Financial         Consumer        Financial
                                                     Products         Services          Products        Services
                                                   --------------  ---------------   -------------   --------------

Cash Flows from Financing Activities:

   (Decrease) increase in short term
      borrowings                                       1,606,863         (729,186)        314,941       13,780,020
   Proceeds from loan participations with
      repurchase options - net                                 -      (11,132,541)              -      (21,479,489)
   Proceeds from SWIB note                                     -                -               -       10,000,000
   Repayment of SWIB notes                                     -       (1,000,000)              -         (666,666)
   (Decrease) increase in other notes payable             (4,001)          (3,901)        (22,936)       5,000,000
   Preferred stock dividends paid                              -       (1,079,244)                      (1,002,907)
   Common stock dividends paid                                 -       (1,974,880)              -       (1,992,115)
   Repurchase of common stock                                  -         (780,647)              -                -
                                                   --------------  ---------------   -------------   --------------

Net Cash (Used) Provided by Financing                  1,602,862      (16,700,399)        292,005        3,638,843
                                                   --------------  ---------------   -------------   --------------

Net intercompany transactions                         (1,860,654)       1,860,654       5,242,343       (5,242,343)

Net (decrease) increase in cash                       (1,712,948)         786,143         190,034          246,464

Cash, beginning of period                              2,209,105          626,838               -          197,576
                                                   --------------  ---------------   -------------   --------------

Cash, end of period                                  $   496,157     $  1,412,981      $  190,034      $   444,040
                                                   ==============  ===============   =============   ==============

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  NATURE OF BUSINESS

The consolidated financial statements of Bando McGlocklin Capital Corporation (the "Company") include two segments of business; financial services and consumer products. The consolidated financial statements as of and for the periods presented include the accounts of the Company and Bando McGlocklin Small Business Lending Corporation ("BMSBLC") as financial services companies and Lee Middleton Original Dolls, Inc. ("Middleton Doll") and License Products, Inc. ("License Products") as consumer product companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the period ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 3.  INVENTORY

Inventories of Middleton Doll and License Products are valued at the lower of cost or market. Middleton Doll and License Products utilize the average cost method to determine cost. The components of inventory are as follows:


                                     September 30, 1999     December 31, 1998
                                     ------------------     -----------------

     Raw materials, net of reserve
        of $202,621 and $466,661,
        respectively                       $ 2,706,287          $ 1,600,051
     Work in process                           171,251              275,755
     Finished goods                          2,316,445            1,356,646
     Prepaid Inventory                          52,298               29,101
                                       ---------------      ---------------
                                       ===============      ===============
     Total                                 $ 5,246,281          $ 3,261,553
                                       ===============      ===============


NOTE 4.  SHORT-TERM BORROWINGS

On June 25, 1999 Lee Middleton Original Dolls, Inc. entered into a loan agreement with a bank providing for a line of credit of $2,700,000 at the prime rate. The note is a demand note and is due on April 30, 2000 with interest payable monthly. At September 30, 1999, the outstanding principal balance was $1,606,863 and the interest rate was 8.25%.

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

Lee Middleton Original Dolls and License Products file their own tax returns. Income tax provision in the accompanying financial statements is based on their operations prior to the elimination of approximately $1,227,000 of interest and other expenses on transactions with the Company.

NOTE 6.  TREASURY STOCK

During the quarter ended June 30, 1999 the Company purchased 17,500 shares of its common stock and through its subsidiary purchased an additional 48,890 shares of common stock in the open market at an average price of $11.76. It is the Company's intention to hold these shares as treasury stock.

NOTE 7.  EARNINGS PER SHARE

See Exhibit 11.

NOTE 8.  COMMITMENTS

Undisbursed construction loan commitments and lines of credit totaled $9,760,808 at September 30, 1999. In addition, the Company issued a letter of credit totaling $4,000,000 as of September 30, 1999.

NOTE 9.  SUBSEQUENT EVENT

Effective January 1, 2000 Middleton Doll entered into a Shareholder and Loan Agreement (the "Agreement") whereby it will make an initial investment of $50,000 for a 50% ownership in a management corporation that will provide Middleton Doll with all its raw materials and finished goods from Asia. Also in connection with the Agreement Middleton Doll has committed to fund an investment loan of $306,000 and a secured revolving loan up to a maximum of $700,000 at an interest rate of prime plus 1%. Interest is payable monthly on both loans.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

General

Amounts presented as of September 30, 1999 and December 31, 1998, and for the three months and the nine months ended September 30, 1999 and September 30, 1998 include the consolidation of two segments. The financial services segment includes Bando McGlocklin Capital Corporation (the "Company") and Bando
McGlocklin Small Business Lending Corporation ("BMSBLC"), a 100% owned subsidiary of the Company. The consumer products segment includes Lee Middleton Original Dolls, Inc. ("Middleton Doll"), a 99% owned subsidiary of the Company and License Products, Inc. ("License Products"), a 51% owned subsidiary of the Company.

Results of Operations

For the three months ended September 30, 1999 and September 30, 1998

The Company's total net income after income taxes and minority interest for the quarter ended September 30, 1999 equaled $1.28 million or $0.35 per share (diluted) as compared to $1.32 million or $0.36 per share (diluted) for the quarter ended September 30, 1998, a 3% decrease.

Consumer Products

Net income from consumer products after income taxes and minority interest for the quarter ended September 30, 1999 was $1.02 million compared to $0.94 million for the quarter ended September 30, 1998, a 9% increase.

Net sales from consumer products for the quarter ended September 30, 1999 increased 21.5% to $6.85 million from $5.64 million in the corresponding prior year period. This increase was due to increased sales of $1.14 million at Middleton Doll and $0.07 million at License Products for the quarter ended September 30, 1999. Cost of sales also increased 30% to $3.73 million for the quarter ended September 30, 1999 from $2.87 million for the prior year quarter. Gross profit margin decreased to 45% for the quarter ended September 30, 1999 from 49% for the quarter ended September 30, 1998. This decrease is the result of Middleton Doll having higher factory overhead due to additional warehouse space and personnel. During the quarter, the sales were not high enough to absorb these increases in overhead.

Total operating expenses of consumer products for the quarter ended September 30, 1999 were $1.68 million compared to $1.36 million for the quarter ended September 30, 1998, a 24% increase. Sales and marketing expense and new product development increased $0.31 million to $1.18 million for the quarter ended September 30, 1999 compared to $0.87 million for the quarter ended September 30, 1998. The large increase in sales and marketing expense was due to Middleton Doll using promotional displays and advertising to introduce their dolls to new high volume retailers. General and administrative expenses increased slightly over the same period a year ago. Middleton Doll's total operating expense increased $0.51 million due to related expenses stemming from the continued growth of the company. Because of its growth, it has hired additional staff and incurred higher legal expenses. License Products' operating expense decreased $0.19 million as a result of a cost cutting program.

Other expense increased $0.03 million to $0.05 million from $0.02 million when compared to the same period a year ago due to an increase in interest expense. The minority interest in earnings of subsidiaries increased slightly when comparing the quarter ended September 30, 1999 to the corresponding prior year period. Consumer products recorded an income tax expense of $0.36 million for the quarter ended September 30, 1999 as compared to $0.44 million for the quarter ended September 30, 1998, a decrease of $0.08 million. The income tax expense is attributable only to Middleton Doll's income since License Products has a net operating loss carryforward to offset its current net income. For the quarter ended September 30, 1998 License Products had an operating loss of $0.13 million.

Financial Services

Net income from financial services for the quarter ended September 30, 1999 was $0.62 million compared to $0.74 million for the quarter ended September 30, 1998, a 16% decrease.

Total revenues were $2.81 million for the quarter ended September 30, 1999 compared to $3.20 million for the quarter ended September 30, 1998, a 12% decrease. Interest on loans decreased 22% to $2.04 million for the quarter ended September 30, 1999 from $2.60 million for the comparative quarter. Average loans under management decreased $18 million from third quarter 1999 compared to third quarter 1998 due to normal market competition and an unanticipated sale of a business that was the Company's largest borrower. In addition the average prime rate was 0.34% lower during the third quarter 1999 compared to the third quarter 1998.

Rental income increased $0.21 million to $0.73 million for the quarter ended September 30, 1999 due to an increase in ownership of commercial rental properties. At September 30, 1999, the Company had $27.35 million in leased properties compared to $21.99 million as of September 30, 1998. Other income decreased $0.04 million to $0.04 million when comparing September 30, 1999 to September 30, 1998 due to decreases in fee income.

Interest expense decreased 16% to $1.68 million for the quarter ended September 30, 1999 as compared to $2.00 million for the quarter ended September 30, 1998 due to lower rates on the Company's cost of funds. In addition, the average debt balance decreased $7.44 million in the third quarter of 1999 compared to the third quarter of 1998.

Operating expenses increased to $0.51 million for the quarter ended September 30, 1999 from $0.46 million for the prior year quarter due to the increase in depreciation on the leased properties. Other operating expenses did not change significantly between the two periods.

For the nine months ended September 30, 1999 and September 30, 1998

The Company's total net income after income taxes and minority interest for the nine months ended September 30, 1999 equaled $3.08 million or $0.84 per share (diluted) as compared to $2.48 million or $0.67 per share (diluted) for the nine months ended September 30, 1998, a 24% increase.

Consumer Products

Net income from consumer products after income taxes and minority interest for the nine months ended September 30, 1999 was $1.84 million compared to $1.32 million for the nine months ended September 30, 1998, a 39% increase.

Net sales from consumer products for the nine months ended September 30, 1999 increased 16.5% to $15.0 million from $12.88 million in the corresponding prior year period. This increase was due to increased sales of $1.86 million at Middleton Doll and $0.26 million at License Products. Cost of sales also increased 22% to $8.13 million for the nine months ended September 30, 1999 from $6.64 million for the prior year period. Gross profit margin decreased slightly to 46% for the nine months ended September 30, 1999 from 48% for the nine months ended September 30, 1998. This decrease is the result of Middleton Doll having higher factory overhead due to additional warehouse space and personnel. During the period, the sales were not high enough to absorb these increases in overhead.

Total operating expenses of consumer products for the nine months ended September 30, 1999 were $4.64 million compared to $3.95 million for the nine months ended September 30, 1998, a 17% increase. Sales and marketing expense increased $0.50 million, a 24% increase. License Products had a decrease of $0.25 million in its sales and marketing expenses and Middleton Doll experienced an increase of $0.75 million in its expense. The majority of this increase was a result of Middleton Doll hiring additional sales personnel and increasing advertising, including point of purchase displays and other promotions for its new high volume retailers. New product development increased $0.84 million. General and administrative expenses increased $0.11 million to $1.57 million for the nine months ended September 30, 1999 from $1.46 million for the nine months ended September 30, 1998. General and administrative expenses of License Products decreased $0.15 million as a result of a cost cutting program.
Middleton Doll's operating expenses increased $0.26 million. As Middleton Doll continues to grow, its personnel, related benefit costs and legal expenses have increased in 1999 compared to 1998.

The minority interest ownership in the net consolidated earnings decreased the consolidated net income of consumer products by $0.01 million for the nine months ended September 30, 1999. For the nine months ended September 30, 1998, the minority ownership decreased the consolidated net income by $0.21 million. This difference is due to the ownership of 100% of the stock of Middleton Doll as of April 30, 1998. Consumer products recorded an income tax expense of $0.40 million for the quarter ended September 30, 1999 as compared to $0.82 million for the quarter ended September 30, 1998, a decrease of $0.42 million. The income tax expense is attributable to Middleton Doll since License Products has a net operating loss carryforward. Middleton Doll's tax expense is calculated on net income after intercompany expenses. The intercompany expenses increased to $1.23 million for the nine months ended September 30, 1999 compared to $0.53 million in the prior year's period.

Financial Services

Net income from financial services for the nine months ended September 30, 1999 was $2.32 million compared to $2.16 million for the nine months ended September 30, 1998, a 7.4% increase.

Total revenues were $9.01 million for the nine months ended September 30, 1999 compared to $9.12 million for the nine months ended September 30, 1998, a 1.2% decrease. Interest on loans decreased 22% to $6.48 million for the nine months ended September 30, 1999 compared to $8.33 million for the comparative nine months. Average loans under management decreased $18 million from the first nine months of 1999 compared to the first nine months of 1998 due to normal market competition and an unanticipated sale of a business that was the Company's largest borrower. In addition, the average prime rate was 7.89% for the nine months ended September 30, 1999 compared to 8.50% for the nine months ended September 30, 1998.

Rental income increased $1.54 million to $2.07 million for the nine months ended September 30, 1999 due to an increase in ownership of commercial rental properties. At September 30, 1999, the Company had $27.35 million in leased properties compared to $21.99 million as of September 30, 1998. Other income increased $0.21 million to $0.46 million when comparing September 30, 1999 to September 30, 1998. Prepayment penalties increased $0.10 million and the sale of four leased properties resulted in a gain of $0.24 million, which was offset by a decrease in other miscellaneous income.

Interest  expense  decreased  11% to $5.14  million  for the nine  months  ended
September  30,  1999 as compared  to $5.77  million  for the nine  months  ended
September 30, 1998 due to lower rates on the Company's cost of funds. The average debt balance increased $0.71 million in the first nine months of 1999 compared to the first nine months of 1998.

Operating expenses increased to $1.55 million for the nine months ended September 30, 1999 from $1.19 million for the prior year nine months, in large part, due to the increase in depreciation on the leased properties. There were small increases in other operating expenses which resulted in $0.08 million of the total increase.


Liquidity and Capital

Consumer Products

Total assets of consumer products were $15.12 million as of September 30, 1999 and $14.55 million as of December 31, 1998, a 3.9% increase.

Cash decreased to $0.50 million at September 30, 1999 from $2.21 million at December 31, 1998.

Accounts receivable, net of the allowance, increased to $2.57 million at September 30, 1999 from $2.18 million at December 31, 1998. An increase of $0.35 million is attributable to Middleton Doll, and the remaining $0.04 million is attributable to License Products. Both companies are seasonal and typically have higher sales in the third and fourth quarter of the year, which corresponds to higher accounts receivable balances.

Inventory was $5.25 million at September 30, 1999 compared to $3.26 million at December 31, 1998. Middleton Doll's inventory increased $1.85 million due to new product lines and anticipated sales to new high volume retailers while License Products' inventory increased $0.14 million.

Fixed assets increased by $0.26 million and other assets and prepaid expenses decreased by $0.35 million.

Middleton Doll increased its short-term borrowings by borrowing $1.6 million on a line of credit with a bank during the nine months ended September 30, 1999.

Accounts payable decreased by $0.26 million as of September 30, 1999 compared to December 31, 1998. Middleton Doll's accounts payable decreased $0.02 million while License Products' accounts payable decreased $0.24 million. Other liabilities decreased by $0.75 million due to a decrease in Middleton Doll's tax accrual.

Financial Services

Total assets of financial services were $127.05 million as of September 30, 1999 and $139.88 million as of December 31, 1998, a 9% decrease.

Cash increased to $1.41 million at September 30, 1999 from $0.63 million at December 31, 1998.

Interest receivable decreased to $0.54 million from $0.64 million. Fixed assets and other assets including prepaid amounts increased in the aggregate by $0.13 million.

Total loans decreased by $18.99 million or 16% to $96.77 million at September 30, 1999 from $115.76 million at December 31, 1998 due to normal market competition and an unanticipated sale of a business which was the Company's largest borrower. The Company expects to replace these loans. Leased properties under management increased $5.35 million due to the purchase of four properties and the completion of construction of two properties. Four properties were sold since the beginning of the year and construction is in progress on two new properties.

The financial services' total consolidated indebtedness at September 30, 1999 decreased $12.87 million. As of September 30, 1999, financial services had $50.33 million outstanding in long-term debt and $57.80 million outstanding in short-term borrowings compared to $62.47 million outstanding in long-term debt and $58.53 million outstanding in short-term borrowings as of December 31, 1998. Financial services' availability under its short-term facility increased from $60 million to $70 million during the quarter ended June 30, 1999.

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

The Company licenses all software used in conducting its business from third party vendors. None of the Company's software has been internally developed. The Company has developed a comprehensive list of all software, all hardware and all service providers used by the Company. Every vendor has been contacted regarding the Year 2000 problem. The vendor of the primary software in use at the Company has released its Year 2000 compliant software. Testing at the Company, using test scripts developed by the vendor, was completed on October 3, 1998. The vendor has conducted proxy testing and has had an independent company rate the proxy testing. The Company's Year 2000 committee has analyzed the published results by the independent company and is satisfied that this vendor has proven itself Year 2000 compliant. The vendor has been conducting seminars and has issued its final management report. The primary software vendor will continue to work with the Company throughout the year end and into the Year 2000. In addition, the Company continues to monitor all other major vendors of services to the Company for Year 2000 issues in order to avoid shortages of supplies and services in the coming months.

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

The Company's cumulative costs of the Year 2000 problem through the nine months ended September 30, 1999 have been $13,000. At the present time, the Company does not anticipate material cost expenditures in the future to become fully compliant. However, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results. The estimated total cost of the Year 2000 problem is currently $20,000. This includes costs to upgrade software and replace equipment specifically for the purpose of Year 2000 compliance and certain administrative expenditures.

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

               (b)  Reports on Form 8-K

                    No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                           BANDO McGLOCKLIN CAPITAL CORPORATION
                                           (Registrant)


Date:  November 12, 1999                   /s/ George R. Schonath
                                            ----------------------
                                           George R. Schonath
                                           President and Chief Executive Officer


Date:  November 12, 1999                   /s/ Susan J. Hauke
                                           ------------------
                                           Susan J. Hauke
                                           Vice President Finance

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                  EXHIBIT INDEX


Exhibit Number      Exhibit

     11             Statement Regarding Computation of Per Share Earnings

     27             Financial Data Schedule (EDGAR version only)