Form 10-K405
period 1999-12-31
BANDO MCGLOCKLIN CAPITAL CORP
filed 2000-03-29
CIK 723209

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                      For the year ended December 31, 1999;

                                      OR

       [ ]    Transition   Report  Pursuant  to  Section  13  or  15(d)  of  the
              Securities Exchange Act of 1934
             For the Transition Period from __________ to __________

                       Commission File Number: 811-3787

                     BANDO McGLOCKLIN CAPITAL CORPORATION
            (Exact name of registrant as specified in its charter)


                  Wisconsin                                    39-1364345
    (State or other jurisdiction of incorporation)         (I.R.S. Employer
                                                          Identification No.)

            W239 N1700 Busse Road
             Waukesha, Wisconsin                              53188-1160
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at March 15, 2000 was $26,221,803.

       The number of shares of common stock outstanding at March 15, 2000 was 3,910,289.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Bando McGlocklin Capital Corporation Proxy Statement for the 2000 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant's year, and upon such filing, to be incorporated by reference into
Part III).

                      BANDO McGLOCKLIN CAPITAL CORPORATION

                     Index to Annual Report on Form 10-K
                     For the Year Ended December 31, 1999


PART  I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

      Item 1.  Description of Business  . . . . . . . . . . . . . . . . . .   2

      Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . .   7

      Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .   7

      Item 4.  Submission of Matters to a Vote of Security Holders. . . . .   7

PART  II  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

      Item 5.  Market for Common Equity and Related Stockholder Matters . .   7

      Item 6.  Selected Financial Data (In thousands, except
                per share data) . . . . . . . . . . . . . . . . . . . . . .   8

      Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations (for the years
                ended December 31,  1999,  1998 and  1997)  . . . . . . . .   9

      Item 7A. Quantitative and Qualitative  Disclosures  About
                Market Risk . . . . . . . . . . . . . . . . . . . . . . . .  17

      Item 8.  Financial Statement and Supplementary  Data. . . . . . . . .  19

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  54

      Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial  Disclosure . . . . . . . . . . .  54

      Item 10.  Directors and Executive Officers of the  Registrant . . . .  54

      Item 11.  Executive  Compensation . . . . . . . . . . . . . . . . . .  54

      Item 12.  Security Ownership of Certain Beneficial Owners and
                  Management  . . . . . . . . . . . . . . . . . . . . . . .  54

      Item 13.  Certain Relationships and Related  Transactions . . . . . .  54

      Item 14.  Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . .  55

                                      (i)

                                     Part I

Item 1.       Description of Business

                                  Introduction

            Bando McGlocklin Capital Corporation (the "Company") was incorporated in February, 1980 to provide long-term secured loans to small businesses. At present the Company consists of two business segments, the Financial Service Business and the Consumer Products Business.

            The Financial Service Business segment consists of the Company and the wholly-owned subsidiary Bando McGlocklin Small Business Lending Corporation (BMSBLC). Both the Company and BMSBLC are operated as a real estate investment trust ("REIT") pursuant to the provisions of Section 856 of the Internal Revenue Code of 1986, as amended. The principal business of the segment is making loans and leasing buildings to small businesses. The segment also participates in loans with third party loan originators.

            The Consumer Products Business segment consists of a 99% equity interest in Lee Middleton Original Dolls, Inc. ("Middleton Doll"), represented by 100% of the outstanding non-voting common stock of Lee Middleton, and a 51% interest in License Products, Inc. ("License Products"), which is held by Middleton Doll. Middleton Doll is a manufacturer of vinyl collectible dolls and a distributor of vinyl play dolls and resin figures. License Products designs, develops and markets a line of quality, proprietary time pieces. George R. Schonath, President and Chief Operating Officer, owns 100% of the voting common stock of Middleton Doll, representing 1% of its total equity. As a REIT, the Company is prohibited from owning more than 10% of the voting common stock of any corporation that is not a REIT.

            On September 3, 1997, the Company capitalized InvestorsBancorp, Inc., a bank holding company, for approximately $6.2 million and then distributed all of the outstanding shares of InvestorsBancorp, Inc. to the Company's shareholders. The Company and InvestorsBancorp, Inc., together with its wholly-owned subsidiary, InvestorsBank (the "Bank"), share common offices and personnel. Expenses are shared between the two entities in accordance with a Management Services and Allocation of Expenses Agreement (the "Management Agreement"). See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources".


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

            Until the distribution of the shares of InvestorsBancorp, Inc. in September, 1997, the Company had engaged in the business of originating loans to small businesses. Concurrent with such distribution, the Company and the Bank agreed in the Management Agreement that the Company would not originate any loans unless agreed to by the Bank in writing, unless the loans are made to current Company customers or unless the loans are outside the Bank's lending limitations. Thus, except for the making of loans to Company customers who desire to increase their loan amounts with the Company and for loans outside the Bank's lending limitations, the Company does not solicit any loans.

            The Company's loan portfolio is managed by the Bank for an annual fee, payable monthly, equal to 25 basis points of the total dollar amount of loans under management and 6% of the rents from leased properties. Overhead expenses and rent are also shared by the Bank and the Company, as well as certain expenses of employees providing accounting, reporting and related services to the Company.

            The Company's loan portfolio is primarily comprised of long-term, variable rate, secured loans to small business entities. The loans are primarily secured by first mortgages on real estate, although some loans are secured by second mortgages. Approximately 88% of the Company's loans by dollar volume are loans to borrowers located in the State of Wisconsin. Substantially all of the Company's loan portfolio is held by BMSBLC.

            The Company's borrowers include manufacturers, wholesalers, retailers, professionals and service providers. The Company funds its lending operations through its equity capital, bank and institutional borrowings, commercial paper sales and the sale of loan participations.

            Real Estate

            On July 14, 1998, BMSBLC completed an acquisition of approximately $19.6 million of leased properties and other assets from Bando McGlocklin Real Estate Investment Corporation ("BMREIC"), an independently owned real estate investment trust. The leased portfolio, which had a cost of approximately $18.3 million, consisted of 18 owner-occupied properties in the greater Milwaukee area that were leased to a variety of manufacturing and service businesses.

            At December 31, 1999 the Company owned eighteen buildings and had construction in progress on two additional buildings. During the year the Company sold eight properties and purchased seven new properties. The Company has entered into long-term lease agreements for all properties. The Company anticipates that it will continue to construct or purchase additional industrial or commercial properties to lease.

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

            Employees

            On December 31, 1999, the Company employed only its President and Senior Vice President. All other duties are performed by Bank employees pursuant to the Management Agreement.

                          Consumer Products Business

            Lee Middleton Original Dolls, Inc.

            Lee Middleton Original Dolls, Inc., located in Belpre, Ohio, is a 99% owned subsidiary of the Company, with the President of the Company owning the remaining 1%. Middleton Doll is a manufacturer of vinyl collectible dolls and a distributor of vinyl play dolls and resin figures. Middleton Doll uses a multi-step process to manufacture its vinyl dolls that includes (1) rotational molding to create body parts for dolls, (2) painting, eyeing and wigging each doll, and (3) dressing the dolls in custom designed clothes.

            Although it has two retail locations, Middleton Doll does not primarily sell directly to the retail market. The core of its business is the distribution of its collectible doll lines through a network of over 2,000 independent, specialty retail stores. Additional distribution has been acquired through national retailers such as JCPenney, Toys-R-Us, Spiegel, FAO Schwartz and others. In 2000 a new play doll line targeted at a competitive price for the toy market and imported from China will increase distribution to more national retailers such as K-B Toys, Arnes, Bradlees and Boscov's. In addition to traditional retail outlets, Middleton's products are sold on TV through the Home Shopping Network and on the Internet through electronic retailers such as eToys, iDolls, Internet Shopping Network and others.

            Middleton Doll sells its products throughout the United States. Distribution is also slowly expanding into Canada, Japan and other foreign markets. Competition is with various other doll manufacturers including Madam Alexander, Ashton-Drake and Corolle.

Middleton Doll's strategy for future growth is to expand its product lines and to increase distribution into the mass market.

            During 1999 Middleton Doll purchased approximately 84% of its raw materials from a single supplier in Hong Kong. As of December 31, 1999, this supplier had an additional commitment for $1.7 million of inventory from Middleton Doll. Effective January 1, 2000 Middleton Doll acquired a 51% equity ownership position in a new Hong Kong corporation, Middleton (HK) Limited, which will supply Middleton Doll with raw materials and finished goods from Asia after the completion of the earlier commitment. The owner of the remaining 49% is affiliated with the former supplier used by Middleton Doll.

            In February, 2000 Middleton Doll announced it will move its warehouse and distribution center from Belpre, Ohio to Columbus, Ohio to better serve its major customers. The new distribution center will be operational by the end of June, 2000.


            License Products, Inc.

            License Products is a 51% owned subsidiary of BMCC. License Products, located in New Berlin, Wisconsin, designs, develops and markets a line of quality, proprietary time pieces. The products of the Company are distributed nationwide through major retail account channels.

            Employees

            The Consumer Products Business employs approximately 160 persons.

            Seasonality

            The Consumer Products Business tends to be seasonal with the strongest months being September, October and November.

            Large Customers

            One customer, JCPenney, accounted for approximately 13% of the Consumer Products Business' total revenues for 1999.

            Backlog

            The backlog of the Consumer Products Business was approximately $370,000 as of December 31, 1999, all of which should be filled during 2000.

                     Revenues of Principal Product Groups

            The following table sets forth (in millions of dollars), for each of the last three years, revenues attributable to the Company's principal product groups:

                          12/31/1999 12/31/1998  12/31/1997
                          ---------  ---------   ---------
Revenues
   Loan Portfolio           $ 8,552   $ 10,698    $ 11,021
   Real Estate Portfolio      3,490      1,184           -
   Dolls                     21,140     17,807      17,673
   Time Pieces                2,326      1,939       1,328
   Other                        439        447         962
                           ---------  ---------   ---------
      Total                $ 35,947   $ 32,075    $ 30,984
                           =========  =========   =========


                             Segment Information

            Financial information concerning the Company's business segments is incorporated by reference from the consolidated financial statements on pages 21 to 28 herein.

                              Executive Officers

            George R. Schonath, 59, has served as Chief Executive Officer of the Company since 1983 and as President since July, 1997. Mr. Schonath has also served as President and Chief Executive Officer of InvestorsBancorp, Inc. and the Bank since they were established in 1997. Until July, 1997, he served as a director (since 1980) and Chairman of the Board (since 1983) of the Company.

            Jon McGlocklin, 56, has served as a Senior Vice President of the Company since July, 1997. Mr. McGlocklin has also served as Senior Vice President and Secretary of InvestorsBancorp, Inc. and Senior Vice President of the Bank since they were established in 1997. He has also served as President of Healy Manufacturing, Inc., Menomonee Falls, Wisconsin, since 1997, and as an announcer for the Milwaukee Bucks, an NBA basketball team, since 1976. Until July, 1997, he served as a director (since 1980) and President (since 1991) of the Company.

            Susan J. Hauke, 34, has been the Company's Vice President Finance, Secretary and Treasurer since 1997. In 1997, Ms. Hauke was also appointed Controller, Vice President - Finance and Secretary of InvestorsBancorp, Inc. and Controller, Vice President-Finance, and Treasurer of the Bank. From 1991 until 1997, Ms. Hauke served as Controller for the Company and was a senior accountant at PricewaterhouseCoopers LLP before joining the Company.

            Scott J. Russell, 40, has been a Senior Vice President of the Company since 1997 and InvestorsBancorp, Inc. since February, 1998 and a Senior Vice President and Lending Officer of the Bank since 1997. From 1994 until 1997, Mr. Russell served as a Vice President of the Company and was a corporate banker with the Bank of Tokyo, Chicago, Illinois, prior to joining the Company.

Item 2.           Properties

            BMCC owns an approximately 16,000 square foot building and leases approximately 11,200 square feet of the building. The Bank leases approximately 4,750 square feet under a ten year lease and approximately 6,450 square feet is leased to two other lessees under a one year lease. The monthly rent received is variable based upon LIBOR interest rates.

            Middleton Doll owns an approximately 51,000 square foot building that serves as its headquarters and manufacturing facility located at 1301 Washington Boulevard, Belpre, Ohio. The one-story building contains retail, office and warehouse space. During 1997 Middleton Doll increased the manufacturing facility by 15,000 square feet to its existing size. During 1999, an additional leased retail outlet store was opened in West Virginia. Until June 30, 2000 Middleton Doll will continue to lease warehouse space of approximately 40,000 square feet in Belpre, Ohio. A new 44,100 square foot facility in Columbus, Ohio will be leased beginning in June of 2000 which will be used for distribution and to store raw materials and finished goods.

            License Products leases approximately 9,500 square feet in a multi-tenant building located at 16200 West Rogers Drive, New Berlin, Wisconsin at a monthly rental rate of $3,680 with the lease term being month-to-month.

Item 3.           Legal Proceedings

            As of the date of this filing, neither the Company nor any of its subsidiaries is a party to any legal proceedings, the adverse outcome of which, in management's opinion, would have a material effect on the Company's results of operations or financial position.

Item 4.           Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.


                                   Part II

Item 5.           Market for Common Equity and Related Shareholder Matters

            The common stock of the Company is traded on the Nasdaq Stock Market under the symbol BMCC. The table below represents the high and low sales price for the Company's common stock as reported on the Nasdaq Stock Market and the cash dividends paid per share for 1999 and 1998:

                                       Common Stock               Cash Dividends
                                   High            Low              Per Share
      1999
First Quarter                    $ 13.000         $ 9.000              0 $0.18
Second Quarter                   $ 13.500         $ 9.500              0 $0.18
Third Quarter                    $ 12.875         $ 8.000              0 $0.18
Fourth Quarter                   $ 10.438         $ 7.273              3 $0.18
     1998
First Quarter                    $ 11.875         $ 9.625              5 $0.18
Second Quarter                   $ 13.000         $ 9.750              0 $0.18
Third Quarter                    $ 12.250         $ 8.500              0 $0.18
Fourth Quarter                   $ 11.500         $ 8.000              0 $0.18


            As of March 16, 2000, there were approximately 1,150 shareholders of record of the Company's common stock.


Item 6.   Selected Financial Data (In thousands, except per share data)

            The  following  table  sets  forth  certain  Selected   Consolidated
Financial Data for the periods and as of the dates indicated:

                                           For the years ended              Six months         For the years ended
(In thousands, except per                      December 31,                    ended                 June 30,
share data)                            1999        1998         1997         12/31/1996         1996          1995

Total revenues                       $35,947      $32,075     $30,984          $ 10,940       $10,617        $11,738
Net income available to
   common shareholders                 5,476        3,770       3,506             1,142         3,130          3,208
Total assets                         156,066      154,424     140,337            79,519        85,379 (1)     91,033 (1)
Long-term debt                        48,005       62,506      75,273            12,045        23,604 (1)     26,953 (1)
Total liabilities                    125,633      125,639     111,002            46,370        50,285 (1)     52,823 (1)
Redeemable preferred stock            16,908       16,908      16,908            16,908        16,908 (1)     16,908 (1)
Diluted earnings per share            $ 1.50       $ 1.02      $ 0.95            $ 0.31        $ 0.82         $ 0.81
Cash dividends declared per
   common share                       $ 0.84       $ 0.65      $ 0.61           $ 0.995        $ 0.96         $ 1.00

(1)   Unaudited


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

            Amounts presented as of December 31, 1999, 1998 and 1997 include the consolidation of two segments. The financial services segment includes Bando McGlocklin Capital Corporation ("BMCC" or the "Company") and Bando McGlocklin Small Business Lending Corporation ("BMSBLC"), a 100% owned subsidiary of the Company. The consumer products segment includes Lee Middleton Original Dolls, Inc. ("Middleton Doll"), a 99% owned subsidiary of the Company and License Products, Inc. ("License Products"), a 51% owned subsidiary of the Company. In June of 1996 Bando McGlocklin Investment Corporation ("BMIC") owned 51% of Middleton Doll. On January 6, 1997, a 1% interest was sold to George R.
Schonath, President and Chief Executive Officer of the Company. Then on April 30, 1998, the Company acquired the remaining 49%. On May 28, 1999 BMIC was merged into Middleton Doll.

Results of Operations

For the years ended December 31, 1999 and December 31, 1998

            The Company's total net income available for common shareholders for the year ended December 31, 1999 equaled $5.48 million or $1.50 per share (diluted) as compared to $3.77 million or $1.02 per share (diluted) for the year ended December 31, 1998, a 45% increase.


Consumer Products

            Net income from consumer products after income taxes and minority interest for the year ended December 31, 1999 was $3.69 million compared to $2.08 million for the year ended December 31, 1998, a 77% increase.

            Net sales from consumer products for the year ended December 31, 1999 increased 19% to $23.47 million compared to $19.75 million for the year ended December 31, 1998. This was due to increased sales of $3.33 million at Middleton Doll and $0.39 million at License Products. Cost of sales increased 20% to $12.54 million for the year ended December 31, 1999 compared to $10.45 million for the year ended December 31, 1998 as a result of the increase in sales. Middleton Doll's cost of sales increased to $10.91 million from $8.72 million, a 25% increase. License Products' cost of sales decreased to $1.63 from $1.73 million, a 6% decrease. In total, gross profit margin remained the same at 47% for both years. Middleton Doll's gross profit margin decreased from 51% to 48% while License Products' increased from 11% to 30% during 1999. The decrease in gross profit margin at Middleton Doll was due to increased sales made to high volume retailers which are sold at slightly lower margins.

            Total operating expenses of consumer products for the year ended December 31, 1999 were $6.27 million compared to $5.59 million for the year ended December 31, 1998, a

12% increase. Sales and marketing expense increased 14% to $3.67 million. Middleton Doll's expense increased $0.80 million due to hiring additional sales personnel and due to an increase in advertising for new high volume retailers. License Products' sales and marketing expense decreased $0.33 million. New product development increased $0.14 million at Middleton Doll and decreased $0.07 million at License Products. General and administrative expenses were $1.99 million for the year ended December 31, 1999 compared to $1.84 million for the year ended December 31, 1998. General and administrative expenses of Middleton Doll increased $0.37 million due to additional staffing requirements, related benefit costs and legal expenses. License Products' operating expenses decreased $0.22 million as a result of a cost cutting program.

            Other expense increased $0.08 million when compared to the same period a year ago due to an increase in interest expense. The minority interest in earnings of subsidiaries decreased the consolidated net income of consumer products by $0.02 million for the year ended December 31, 1999 compared to $0.22 million for the year ended December 31, 1998. This difference is due to the ownership of 99% of the stock of Middleton Doll as of April 30, 1998. The consumer products' consolidated net income was reduced by income tax expense of $0.95 million and $1.49 million for the years ended December 31, 1999 and 1998, respectively. The income tax expense is attributable only to Middleton Doll's income since License Products has a net operating loss carryforward to offset its current net income. Middleton Doll's tax expense is calculated on net income before the elimination of intercompany expenses which were $1.64 million as of December 31, 1999.


Financial Services

            Net income from financial services for the year ended December 31, 1999 was $3.23 million compared to $3.06 million for the year ended December 31, 1998, a 6% increase.

            Total revenues were $12.40 million for the year ended December 31, 1999 compared to $12.21 million for the year ended December 31, 1998, a 2% increase. Interest on loans decreased 20% to $8.55 million for the year ended December 31, 1999 compared to $10.70 million for the year ended December 31, 1998. Average loans under management decreased $16 million from a year ago due to normal market competition and an unanticipated sale of a customer's business. In addition the average prime rate was 8.00% for the year ended December 31, 1999 compared to 8.36% for the year ended December 31, 1998.

            Rental income increased $1.54 million or 130% to $2.73 million for the year ended December 31, 1999 due to an increase in ownership of commercial rental properties. At December 31, 1999 the Company had $24.07 million in leased properties compared to $22.0 million at December 31, 1998. Most of the rental properties were not purchased by the Company until July of 1998. During 1999 the Company sold eight leased properties which resulted in a gain of $0.76 million. There were no sales of leased properties during 1998. Other income increased $0.03 million to $0.36 million for the year ended December 31, 1999 from $0.33 million for the year ended December 31, 1998. Prepayment penalties increased $0.13 million which offset the decrease of $0.10 million of other income items.

            Interest expense decreased to $6.97 million from $7.67 million for the year ended December 31, 1999 as compared with the year ended December 31, 1998 due to lower rates for the Company's cost of funds. The average debt balance for the year ended in 1999 decreased $0.99 million when compared to the year ended in 1998.

            Operating expenses increased 49% to $2.21 million for the year ended December 31, 1999 compared to $1.48 million for the year ended December 31, 1998. During 1998 the Company reversed $0.46 million of loan loss reserve which was offset against 1998 operating expenses. The remainder of the increase was mainly due to the increase in depreciation on leased properties which increased $0.29 million.

            The Company and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders. Tax basis income for Financial Services (before the preferred stock dividend) was $5.09 million or $1.39 per share (diluted) for the year ended December 31, 1999. Book income for Financial Services (before the preferred stock dividend) was $3.23 million or $0.88 per share (diluted) due to the elimination of intercompany revenue and expenses from the consumer products segment and normal book/tax adjustments. For the year ended December 31, 1998, tax basis income for Financial Services (before the preferred stock dividend) was $3.74 million or $1.01 per share (diluted) and its book income (before the preferred stock dividend) was $3.06 million or $0.83 per share (diluted) due to the elimination of intercompany revenue and expenses from the consumer products segment and normal book/tax adjustments.


For the twelve months ended December 31, 1998 and 1997

            The Company's total net income available for common shareholders for the year ended December 31, 1998 equaled $3.77 million or $1.02 per share (diluted) as compared to $3.51 million or $0.95 per share (diluted) for the year ended December 31, 1997, a 7% increase.

Consumer Products

            Net income from consumer products after income taxes and minority interest for the year ended December 31, 1998 was $2.08 million compared to $1.32 million for the year ended December 31, 1997, a 58% increase. As of April 30, 1998, Bando McGlocklin Investment Corporation ("BMIC"), which was a 99% owned subsidiary until its merger with Middleton Doll in 1999, owned 99% of Middleton Doll as compared with 51% ownership in the year ended December 31, 1997.

            Net sales from consumer products for the year ended December 31, 1998 increased 4% to $19.75 million compared to $19.0 million for the year ended December 31, 1997. This was due to increased sales of $0.14 million at Middleton Doll and $0.61 million at License Products. Sales of License Products increased 46% during 1998 when compared to 1997. Cost of sales increased 1% to $10.45 million for the year ended December 31, 1998 compared to $10.38 million for the year ended December 31, 1997 due to the increased sales volume. Middleton Doll's cost of sales decreased to $8.72 million from $9.48 million, an 8%
decrease. License Products' cost of sales increased to $1.73 million from $0.90 million, a 92% increase. In total, gross profit margin increased slightly to 47% from 45% when comparing the year ended December 31, 1998 to the year ended December 31, 1997. Middleton Doll's gross profit margin increased from 46% to 51% while License Products gross profit margin decreased from 32% to 11% during the comparative periods.

            Total operating expenses of consumer products for the year ended December 31, 1998 were $5.59 million compared to $4.74 million for the year ended December 31, 1997, an 18% increase. Sales and marketing expense increased $0.86 million, a 37% increase. Of this increase, $0.63 million was attributable to Middleton Doll due to the expansion of trade shows, including more advertising, additional personnel and leased space per show, along with promotions such as point of sale displays. License Products' sales and marketing expense was up $0.23 million because of its efforts to increase sales of its new product line through printed materials and due to the opening of a showroom in Chicago. New product development expense increased $0.06 million at Middleton Doll because of two new artists that were introduced late in 1997 and increased $0.04 million at License Products as a result of the new product line. General and administrative expenses decreased $0.11 million to $1.84 million for the year ended December 31, 1998 compared to $1.95 million for the year ended December 31, 1997. Middleton Doll's expense decreased $0.19 million due to some non-recurring expenses that occurred in 1997. License Products' general and administrative expense increased $0.3 million during 1998 and BMIC's expense increased $0.05 million as a result of amortization of goodwill associated with the acquisition of the minority interest in Middleton Doll and an increase in other miscellaneous expenses.

            The consumer products' consolidated net income was reduced by the minority interest ownership in the net earnings of Middleton Doll for the period prior to April 30, 1998. The minority interest in earnings of subsidiaries equaled $0.22 million for the year ended December 31, 1998 compared to $1.08 million for the year ended December 31, 1997. The 80% decrease is the result of BMIC owning 99% of the stock of Middleton Doll as of April 30, 1998. The consumer products' consolidated net income was reduced by a provision for income taxes of $1.49 million and $1.54 million for the year ended December 31, 1998 and 1997, respectively.

Financial Services

            Net income from financial services for the year ended December 31, 1998 was $3.06 million compared to $3.47 million for the year ended December 31, 1997, a 12% decrease.

            Total revenues were $12.21 million for the year ended December 31, 1998 compared to $11.92 million for the year ended December 31, 1997, a 2% increase. Interest on loans and rental income increased 8% to $11.88 million for the year ended December 31, 1998 from $11.02 million for the year ended December 31, 1997. Rental income for the year was $1.18 million as a result of the acquisition of $19 million of leased properties from BMREIC. Interest on loans decreased 3% as a result of the decrease in loans due to the acquisition of BMREIC. Prior to the acquisition, the Company had $11.1 million in loans outstanding with BMREIC. The average loans under management decreased $3.6 million or 3% during 1998.

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

            Interest expense increased to $7.67 million from $5.65 million for the year ended December 31, 1998 as compared with the year ended December 31, 1997. Interest expense increased approximately $0.81 million as a result of the purchase of $19.6 million of assets from BMREIC, net of the $13.8 million in liabilities assumed and other new assets. Those additional assets were funded with new debt. Average debt on the balance sheet increased $38.7 million during the year ended December 31, 1998 as compared to the year ended December 31, 1997 as a result of BMSBLC repurchasing loans that had been previously sold. Since December 31, 1997 debt increased $13.2 million. During 1998 the Company had borrowed $5.0 million in new debt to lend to Middleton Doll for the repurchase of the 49% minority interest and licensing agreement. This new debt increased interest expense by $0.28 million during the year. Interest expense, which is offset by swap income, increased by $0.93 million because of a decline in swap income due to investment swaps maturing.

            Operating expenses decreased 47% to $1.48 million for the year ended December 31, 1998 compared to $2.79 million for the year ended December 31, 1997. All employees of the Company terminated their employment with the Company on September 8, 1997 to become employees of InvestorsBank (the "Bank"), a wholly owned subsidiary of InvestorsBancorp, Inc., except for certain executive officers who are employees of both the Company and the Bank. The Company and the Bank entered into a Management Services and Allocation of Operating Expenses Agreement (the "Agreement") which has reduced the level of operating expenses in the Company by $1.01 million. Other operating expenses were reduced by $0.40 million as a result of non-recurring professional fees that were incurred in 1997 due to the restructuring. The Company reversed $0.26 million of its loan loss reserve due to the good condition of its loan portfolio as of December 31, 1998. These reductions were partially offset by an increase in depreciation of $0.21 million attributable to the merger with BMREIC and other new leased properties. In addition, the expense resulting from the change in appreciation on investment swaps decreased $0.25 million for the year ended December 31, 1998. There were no new investment swaps entered into during the year ended December 31, 1998. Disclosures regarding the Company's swap transactions are incorporated by reference from Note 13 of the financial statements on pages 39 and 40, herein.

            The financial services segment is comprised of two entities that intend to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code. Under REIT status, the Company, together with its qualified REIT subsidiary, BMSBLC, will continue to not be subject to income taxes on taxable income which is distributed to shareholders. Taxable income (before the preferred stock dividend) was $3.74 million or $1.01 per share for the year ended December 31, 1998 which differs from book earnings (before the preferred stock dividend) of $3.06 million or $0.83 per share due to the impact of the elimination of intercompany revenue and expenses from the consumer products segment and normal book/tax adjustments. For the year ended December 31, 1997, the taxable income (before the preferred stock dividend) was

$3.52 million or $0.95 per share which differs from book earnings (before the preferred stock dividend) of $3.47 million or $0.94 per share due to the impact of the elimination of intercompany revenue and expenses from the consumer products segment and normal book/tax adjustments.


Liquidity and Capital

Consumer Products

            Total assets of consumer products were $15.58 million as of December 31, 1999 and $14.55 million as of December 31, 1997, a 7% increase.

            Cash decreased to $0.53 million at December 31, 1999 from $2.21 million at December 31, 1998.

            Accounts receivable, net of the allowance, increased to $2.95 million at December 31, 1999 from $2.18 million at December 31, 1998. A decrease of $0.10 million is attributable to License Products and an increase of $0.87 million to Middleton Doll's receivables. Both companies have seasonal sales which result in higher receivable balances at the end of the year. However, License Products improved its collection process during 1999 which resulted in a lower accounts receivable balance as of December 31, 1999.

            Inventory was $4.78 million at December 31, 1999 compared to $3.26 million at December 31, 1998. Middleton Doll's inventory increased $1.44 million due to new product lines and License Products' inventory increased $0.08 million.

            Fixed assets, net of accumulated depreciation, increased by $0.23 million as of December 31, 1999 compared to December 31, 1998. Other assets and prepaid expenses increased $0.21 million during the same period.

            Goodwill was recorded when the Company purchased the remaining interest in the stock from the estate of Lee Middleton, the founder of Middleton Doll, on April 30, 1998. The purchase price exceeded book value by $0.62 million which is being amortized over 20 years. As of December 31, 1999 the balance of the goodwill, net of accumulated amortization, is $0.57 million.

            Middleton Doll increased its short-term borrowings by $0.20 million based on a line of credit with a bank during the year ended December 31, 1999. The line of credit had an availability of $2.5 million as of December 31, 1999.

            Accounts payable decreased by $0.14 million as of December 31, 1999 compared to December 31, 1998. Other liabilities decreased by $0.84 million due to a decrease in accrued taxes for Middleton Doll.

Financial Services

            Total assets of financial services were $140.49 million as of December 31, 1999 and $139.88 million as of December 31, 1998.

            Cash increased to $1.51 million at December 31, 1999 from $0.63 million at December 31, 1998.

            Interest receivable decreased to $0.60 million as of December 31, 1999 from $0.64 million at December 31, 1998. Fixed assets and other assets including prepaid amounts increased by $0.24 million.

            Total loans on the balance sheet decreased by $2.53 million or 2% to
$113.23 million at December 31, 1999 from $115.76 million at December 31, 1998 due to normal market competition and an unanticipated sale of a business. During 1999 the allowance for doubtful accounts was increased from zero to $150,000 due to an analysis of impaired loans. Leased properties increased to $24.07 million as of December 31, 1999 compared to $22.0 million as of December 31, 1998. Five properties were purchased during the year ended December 31, 1999 and construction was completed on two additional properties. Eight properties were sold since the beginning of the year and construction is in progress on two new properties.

            The financial services' total consolidated indebtedness at December 31, 1999 increased $0.63 million. As of December 31, 1999, financial services had $47.97 million outstanding in long-term debt and $73.66 million outstanding in short-term borrowings compared to $62.47 million outstanding in long-term debt and $58.53 million outstanding in short-term borrowings as of December 31, 1998. Financial services' short-term commercial paper facility increased from $60 million to $70 million during the quarter ended June 30, 1999.


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

            The Company's cumulative costs of the Year 2000 problem through the twelve months ended December 31, 1999 have been approximately $13,000. This includes costs to upgrade software and replace equipment specifically for the purpose of Year 2000 compliance and certain administrative expenditures. Additional costs related to Year 2000 will be immaterial.

            As a result of the efforts of the Company's Year 2000 committee, the Company and its subsidiaries experienced an uneventful transition from 1999 to 2000. As of this date, the Company has not experienced any disruption in its software or hardware and has not experienced any other significant problems as a result of the Year 2000 issues. In addition, the Company has not experienced nor has it been informed of any such problems related to any of its material third-party vendors or commercial customers.

            Among the benefits derived from the time, effort and costs related to Year 2000 was a complete review and update of the Company's disaster recovery and contingency plans. As a result the Company is now better prepared to deal with technical or natural disasters which could threaten the Company's operations.

            Despite the testing process and lack of disruption as of this date, there can be no assurance that Year 2000 related disruptions will not occur in the future and will not have a material adverse impact on the Company's results of operations. Based on currently available information, the Company believes that any Year 2000 related disruptions that may occur in the future will not have a material adverse impact on the results of operations. The Company has developed contingency plans to deal with potential Year 2000 related disruptions and will continue to monitor its exposure as appropriate and will act to resolve any problems that may occur.


Recent Accounting Pronouncements

            In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended, establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal years beginning after June 15, 2000. The Company does not believe that this statement will have a material impact on the financial statements.

Safe Harbor Statement under the Private  Securities  Litigation  Reform Act of
1995

            This report contains certain  forward-looking  statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may", "will", "could", "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, including the condition of the local real estate market, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, competition, demand for financial services in the Company's market area, demand for the Company's consumer products and accounting principles and policies. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

            In accordance with applicable accounting policies, the Company's interest rate swap agreements are held for purposes other than trading and are further classified as either hedges or as investment contracts. Both hedges and investment contracts have the potential for profit and loss. Hedges are accounted for using the designation method which matches the swaps with the assets that are being hedged. When the designated asset matures, or is sold, extinguished or terminated, the hedge would be reclassified as an investment. Accounting principles dictate that those contracts not meeting hedge criteria be classified as investments and marked-to-market with any associated unrealized gain or loss recorded in the statements of operations, whereas those contracts meeting hedge criteria are not to be classified as investments or marked-to-market.

            At December 31, 1999 there were no swaps which were classified as investment contracts while at December 31, 1998 the market value of the investment contracts was $49,579. Unrealized losses were $49,579 and $73,434 for the years ended December 31, 1999 and December 31, 1998, respectively.

            The average notational amount of investment swaps outstanding during the years ended December 31, 1999, 1998 and 1997 was $1,375,000, $2,750,000 and
$45,750,000, respectively. Based on quoted market valuations, the estimated market value of the hedge swaps at December 31, 1999 and December 31, 1998 was approximately ($0.5 million) and $3.4 million, respectively.

            The following table summarizes the interest rate swap agreements in effect at December 31, 1999, all of which are hedge swaps. No funds were borrowed or are to be repaid under these agreements.

                                                           Current Interest
                                                              Rates Paid
                                                                                    Original
                         Company        Bank           By             By             Notional        Expiration
Bank                     Payment       Payment       Company         Bank            Amount             Date

LaSalle Bank             Floating       Fixed         6.15250% (1)     6.340%        $ 5,400,000        03/21/01
   Chicago, IL
Firstar Bank             Floating       Fixed         6.19880% (1)     7.435%        $10,325,000 (2)    09/28/01
   Milwaukee, WI
Firstar Bank             Floating       Fixed         6.18125% (1)     5.725%        $16,908,000        06/30/03
   Milwaukee, WI
LaSalle Bank             Floating       Fixed         6.12000% (1)     7.600%        $ 5,000,000        03/10/05
   Chicago, IL
LaSalle Bank             Floating       Fixed         6.10125% (1)     6.660%        $ 5,250,000 (3)    05/23/05
   Chicago, IL
LaSalle Bank             Floating       Fixed         6.18125% (1)     6.500%        $ 5,000,000 (4)    09/29/05
   Chicago, IL
LaSalle Bank             Floating       Fixed         6.12125% (1)     7.090%        $12,500,000        09/05/06
   Chicago, IL
Firstar Bank             Floating       Fixed         6.12125% (1)     5.760%        $10,000,000 (5)    06/16/08
   Milwaukee, WI

(1)   Adjusted every three months to the three-month LIBOR rate then in effect.
(2) The notional amount decreases by $166,667 each quarter and was $4,825,000 at December 31, 1999.
(3) The notional amount decreases by $100,000 each quarter and was $3,450,000 at December 31, 1999.
(4) The notional amount decreases by $75,000 each quarter and was $3,725,000 at December 31, 1999.
(5) The notional amount decreases by $166,667 each quarter and was $8,999,998 at December 31, 1999.


            As a result of hedge arrangements, the Company recognized a $711,006, $519,795 and $1,193,877 reduction in interest expense for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, the Company recognized a $88,131, $93,201 and $353,962 reduction in interest expense for the years ended December 31, 1999, 1998 and 1997, respectively, as a result of investment swap contracts which have now expired.

            The Company may be susceptible to risk with respect to interest rate swap agreements to the extent of nonperformance by the financial institutions participating in the interest rate swap agreements. However, the Company does not anticipate nonperformance by these institutions.

Item 8.    Financial Statement and Supplementary Data

                      Bando McGlocklin Capital Corporation

                        Consolidated Financial Statements

                                    Contents

Report of BDO Seidman,  LLP,  Independent  Auditors . . . . . . . . . . . .  20

Consolidated Balance Sheets as of December 31, 1999, 1998 and 1997  . . . .  21

Consolidated Statements of Operations
         For the years ended December 31, 1999, 1998 and 1997 . . . . . . .  23

Consolidated Statement of Changes in Shareholders' Equity . . . . . . . . .  25

Consolidated Statements of Cash Flows
         For the years ended December 31, 1999, 1998 and 1997 . . . . . . .  26

Notes to  Consolidated  Financial  Statements . . . . . . . . . . . . . . .  29


                          Financial Statement Schedules

     Schedule I    Condensed Financial Information of Registrant  . . . . .  51

     Schedule II   Valuation and Qualifying Accounts  . . . . . . . . . . .  51

     Schedule IV   Mortgage Loans on Real Estate  . . . . . . . . . . . . .  52

To  the  Shareholders  and  Board  of  Directors  of  Bando  McGlocklin  Capital
Corporation:

We have audited the accompanying consolidated balance sheets of Bando McGlocklin Capital Corporation as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles. We have also audited the schedules listed in
Item 8. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bando McGlocklin
Capital Corporation at December 31, 1999 and 1998 and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Milwaukee, Wisconsin
February 14, 2000

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                  December 31, 1999    December 31, 1998
ASSETS
Consumer Products
Cash                                                  $    530,919      $  2,209,105
Accounts receivable, net of allowance of
   $129,280 and $75,557 as of December 31,
   1999 and 1998, respectively                           2,954,428         2,177,385
Inventory                                                4,784,645         3,261,553
Prepaid inventory                                          872,531           473,335
Other prepaid expenses                                     407,361           141,027
                                                      ------------      ------------
   Total current assets                                  9,549,884         8,262,405
                                                      ------------      ------------
Fixed assets, net of accumulated depreciation of
   $1,408,103 and $1,069,042 as of December 31,
   1999 and 1998, respectively                           2,880,881         2,648,947
Loans                                                      621,968           621,968
Prepaid expenses and other assets                        1,955,593         2,413,210
Goodwill, net of accumulated amortization of
   $51,640 and $20,656 as of December 31,
   1999 and 1998, respectively                             568,113           599,097
                                                      ------------      ------------
   Total Consumer Products assets                       15,576,439        14,545,627
                                                      ------------      ------------

Financial Services
Cash                                                     1,509,148           626,838
Interest receivable                                        597,705           644,780
Other current assets                                       204,224           235,292
                                                      ------------      ------------
   Total current assets                                  2,311,077         1,506,910
                                                      ------------      ------------
Loans, net of allowance for doubtful accounts
   of $150,000 as of December 31, 1999                 113,229,680       115,759,968
Leased properties:
   Buildings, net of accumulated depreciation of
   $536,684 and $214,822 as of December 31,
   1999 and 1998, respectively                          17,897,897        18,782,045
   Land                                                  2,848,326         3,090,572
   Construction in progress                              3,324,085           133,649
                                                      ------------      ------------
      Total leased properties                           24,070,308        22,006,266
Fixed assets, net of accumulated depreciation of
   $429,167 and $329,216 as of December 31,
   1999 and 1998, respectively                             313,393           384,703
Other assets, net                                          564,627           220,613
                                                      ------------      ------------
   Total Financial Services assets                     140,489,085       139,878,460
                                                      ------------      ------------
   Total Assets                                       $156,065,524      $154,424,087
                                                      ============      ============


    The accompanying notes are an integral part of the financial statements.

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                                        December 31, 1999    December 31, 1998

LIABILITIES, MINORITY INTEREST,
PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Consumer Products
Short-term borrowings                                     $     200,000       $        --
Accounts payable                                                888,469             748,838
Accrued liabilities                                           1,122,413           1,959,191
                                                          -------------       -------------
   Total current liabilities                                  2,210,882           2,708,029
Long-term debt                                                   29,926              35,279
                                                          -------------       -------------
   Total Consumer Products liabilities                        2,240,808           2,743,308

Financial Services
Commercial paper                                             68,657,172          52,487,321
Notes payable to banks                                        5,000,000           6,040,000
                                                          -------------       -------------
   Short-term borrowings                                     73,657,172          58,527,321
Accrued liabilities                                           1,760,157           1,898,342
                                                          -------------       -------------
   Total current liabilities                                 75,417,329          60,425,663

State of Wisconsin Investment Board notes
   payable                                                   13,666,667          15,000,000
Loan participations with repurchase options                  32,724,235          45,881,418
Other notes payable                                           1,583,761           1,588,989
                                                          -------------       -------------
   Total Financial Services liabilities                     123,391,992         122,896,070
                                                          -------------       -------------

Minority interest in subsidiaries                                41,055              20,399
Redeemable Preferred stock, 1 cent par value,
   3,000,000 shares authorized in 1999 and 1998;
   674,791 shares issued and outstanding
   after deducting 15,209 shares in treasury
   as of December 31, 1999 and 1998                          16,908,025          16,908,025

Shareholders' Equity
Common stock, 6 2/3 cents par value,
   15,000,000 shares authorized in 1999 and 1998,
   4,401,599 shares and 4,001,540 shares issued
   and outstanding as of December 31, 1999 and 1998,
   respectively, before deducting shares in treasury            293,441             266,769
Additional paid-in capital                                   16,604,744          13,671,947
Retained earnings                                             1,218,617           1,770,080
Treasury stock, at cost (416,710 shares and 312,438
   shares as of December 31, 1999 and 1998,
   respectively)                                             (4,633,158)         (3,852,511)
                                                          -------------       -------------
   Total Shareholders' Equity                                13,483,644          11,856,285
                                                          -------------       -------------

   Total Liabilities, Minority Interest,
   Preferred Stock and Shareholders' Equity               $ 156,065,524       $ 154,424,087
                                                          =============       =============


The accompanying notes are an integral part of the financial statements.

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                              For the Years Ended December 31,
                                             1999            1998            1997
Consumer Products
Net sales                               $ 23,466,464    $ 19,745,491    $ 19,000,778
Cost of sales                             12,535,759      10,448,494      10,381,039
                                        ------------    ------------    ------------
Gross profit                              10,930,705       9,296,997       8,619,739

Operating expenses
   Sales and marketing                     3,665,249       3,202,906       2,340,625
   New product development                   617,496         550,176         451,973
   General and administrative              1,985,265       1,838,074       1,945,361
                                        ------------    ------------    ------------
      Total operating expenses             6,268,010       5,591,156       4,737,959

Other income (expense)
   Interest expense                          (77,934)        (39,900)         (7,074)
   Other income, net                          77,457         118,598          65,019
                                        ------------    ------------    ------------
      Total other income (expense)              (477)         78,698          57,945

Income before income taxes
   and minority interest                   4,662,218       3,784,539       3,939,725
Income tax expense                          (952,018)     (1,492,636)     (1,539,265)
Minority interest in earnings
   of subsidiaries                           (20,655)       (216,136)     (1,082,362)
                                        ------------    ------------    ------------
Net income                                 3,689,545       2,075,767       1,318,098
                                        ------------    ------------    ------------

Financial Services
Revenues
   Interest on loans                       8,551,453      10,698,422      11,021,265
   Rental income                           2,727,023       1,183,891            --
   Gain on sales of leased properties        763,228            --              --
   Other income                              361,488         329,323         897,298
                                        ------------    ------------    ------------
      Total revenues                      12,403,192      12,211,636      11,918,563
                                        ------------    ------------    ------------

Expenses
   Interest expense                        6,969,619       7,673,884       5,649,910
   Other operating expenses                2,207,799       1,481,223       2,794,051
                                        ------------    ------------    ------------
      Total expenses                       9,177,418       9,155,107       8,443,961
                                        ------------    ------------    ------------

Net income                              $  3,225,774    $  3,056,529    $  3,474,602
                                        ------------    ------------    ------------



    The accompanying notes are an integral part of the financial statements.

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                                            For the Years Ended December 31,
                                            1999            1998           1997

Total Company
Income before income taxes and
minority interest
   Consumer products                    $  4,662,218    $  3,784,539    $  3,939,725
   Financial services                      3,225,774       3,056,529       3,474,602
                                        ------------    ------------    ------------
      Total company                        7,887,992       6,841,068       7,414,327
Income tax expense                          (952,018)     (1,492,636)     (1,539,265)
Minority interest in earnings of
   subsidiaries                              (20,655)       (216,136)     (1,082,362)
                                        ------------    ------------    ------------

Net income                                 6,915,319       5,132,296       4,792,700
Preferred stock dividends                 (1,438,992)     (1,362,659)     (1,286,320)
                                        ------------    ------------    ------------
Net income available to common
   shareholders                         $  5,476,327    $  3,769,637    $  3,506,380
                                        ============    ============    ============

Basic Earnings Per Share                $       1.50    $       1.02    $       0.95
                                        ============    ============    ============

Diluted Earnings Per Share              $       1.50    $       1.02    $       0.95
                                        ============    ============    ============

Segment Reconciliation

Consumer products
   Net income                           $  3,689,545    $  2,075,767    $  1,318,098
   Intersegment expenses                  (1,644,609)     (1,171,929)       (451,352)
                                        ------------    ------------    ------------
Total segment net income                   2,044,936         903,838         866,746

Financial services
   Net income                              3,225,774       3,056,529       3,474,602
   Intersegment income                     1,644,609       1,171,929         451,352
                                        ------------    ------------    ------------
Total segment net income                   4,870,383       4,228,458       3,925,954

Total company net income                $  6,915,319    $  5,132,296    $  4,792,700
                                        ============    ============    ============


    The accompanying notes are an integral part of the financial statements.

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                           Additional         Retained
                                              Common         Paid-In          Earnings       Treasury
                                               Stock         Capital          (Deficit)        Stock

BALANCE, December 31, 1996                 $    263,716   $ 19,498,326    $   (859,728)   $ (3,262,613)

Proceeds from exercise of stock options           3,053        333,621            --              --
Purchase of treasury stock                         --             --              --          (589,898)
Net income                                         --             --         4,792,700            --
Cash dividends on preferred stock                  --             --        (1,286,320)           --
Cash dividends on common stock                     --             --        (1,990,055)           --
Capitalization of InvestorsBancorp, Inc.           --       (6,160,000)           --              --
                                           ------------   ------------    ------------    ------------

BALANCE, December 31, 1997                 $    266,769   $ 13,671,947    $    656,597    $ (3,852,511)

Net income                                         --             --         5,132,296            --
Cash dividends on preferred stock                  --             --        (1,362,659)           --
Cash dividends on common stock                     --             --        (2,656,154)           --
                                           ------------   ------------    ------------    ------------

BALANCE, December 31, 1998                 $    266,769   $ 13,671,947    $  1,770,080    $ (3,852,511)

Purchase of treasury stock                         --             --              --          (780,647)
Net income                                         --             --         6,915,319            --
Cash dividends on preferred stock                  --             --        (1,438,992)           --
Cash dividends on common stock                     --             --        (3,067,561)           --
Stock dividend on common stock                   26,672      2,932,797      (2,960,229)           --
                                           ------------   ------------    ------------    ------------

BALANCE, December 31, 1999                 $    293,441   $ 16,604,744    $  1,218,617    $ (4,633,158)
                                           ============   ============    ============    ============





    The accompanying notes are an integral part of the financial statements.

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         For the Years Ended December 31,
                                                     1999              1998             1997
Consumer Products

Cash Flows from Operating Activities:

Net income                                          $ 3,689,545    $ 2,075,767    $ 1,318,098

Adjustments to reconcile net
 cash provided by operating activities:
   Depreciation and amortization                        471,041        353,453        252,463
   Allowance for doubtful accounts                       53,723       (193,239)       170,713
   Inventory reserve                                   (231,093)       259,049        207,612
   Change in minority interest in subsidiaries           20,656        216,136      1,082,362

Increase (decrease) in cash due to change in:
   Accounts receivable                                 (830,766)       (25,474)    (1,084,608)
   Inventory                                         (1,291,999)      (240,430)    (1,786,970)
   Other assets                                        (207,913)       (22,422)      (361,192)
   Accounts payable                                     139,631       (199,237)       382,272
   Other liabilities                                   (836,778)       895,680        372,695
                                                    -----------    -----------    -----------

Net Cash Provided by Operations                         976,047      3,119,283        553,445
                                                    -----------    -----------    -----------

Cash Flows from Investing Activities:
   Proceeds from sale of land                              --             --          129,675
   Purchase of fixed assets                            (671,991)    (1,294,689)      (685,682)
   Acquisition of minority interest in subsidiary          --       (2,500,000)          --
   Acquisition of royalty rights                           --       (2,500,000)          --
                                                    -----------    -----------    -----------

Net Cash Used in Investing                             (671,991)    (6,294,689)      (556,007)
                                                    -----------    -----------    -----------

Cash Flows from Financing Activities:
    Increase in short term borrowings                   200,000           --             --
   (Decrease) increase in other notes payable            (5,353)        12,343         (6,533)
                                                    -----------    -----------    -----------

Net Cash (Used) Provided by Financing                   194,647         12,343         (6,533)
                                                    -----------    -----------    -----------

Net intercompany transactions                        (2,176,889)     5,372,168       (654,841)

Net (decrease) increase in cash                      (1,678,186)     2,209,105       (663,936)

Cash, beginning of period                             2,209,105           --          663,936
                                                    -----------    -----------    -----------

Cash, end of period                                 $   530,919    $ 2,209,105    $      --
                                                    ===========    ===========    ===========

Supplemental Disclosure of Cas
 Flow Information:
   Taxes paid                                       $ 1,780,573    $   628,100    $ 1,179,023
   Interest paid                                    $    77,934    $    39,900    $     2,972


    The accompanying notes are an integral part of the financial statements.

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                   For the Years Ended December 31,
                                                 1999            1998             1997
Financial Services

Cash Flows from Operating Activities:

Net income                                   $  3,225,774    $  3,056,529    $  3,474,602

Adjustments to reconcile net cash
 provided by operating activities:
   Change in appreciation on investments           53,096          73,434         321,244
   Depreciation and amortization                  604,468         388,278         215,479
   Provision for loan loss reserve                150,000        (450,000)          6,335

Increase (decrease) in cash due
 to change in:
   Interest receivable                             47,075         200,060         488,513
   Other assets                                  (206,860)        282,439         329,744
   Other liabilities                             (138,185)        459,348        (392,824)
                                             ------------    ------------    ------------

Net Cash Provided by Operations                 3,735,368       4,010,088       4,443,093
                                             ------------    ------------    ------------

Cash Flows from Investing Activities:
   Loans made                                 (76,152,875)    (79,143,575)    (53,759,887)
   Principal collected on loans                78,533,163      93,795,013      43,821,836
   Loan and interest charge off                      --             1,869            --
   Loans purchased                                   --              --       (49,647,182)
   Cash paid for Bando McGlocklin
     Real Estate Investment
     Corporation's assets                            --       (19,095,424)           --
   Proceeds from sale of leased properties      6,999,387            --              --
   Premium expense - net                             --              --            59,230
   Purchase or construction of leased
      properties                               (9,727,128)     (2,855,729)       (399,844)
   Purchase of fixed assets                       (28,641)        (49,051)       (235,291)
                                             ------------    ------------    ------------

Net Cash Used in Investing                       (376,094)     (7,346,897)    (60,161,138)
                                             ------------    ------------    ------------


    The accompanying notes are an integral part of the financial statements.

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                            For the Years Ended December 31,
                                                           1999           1998             1997
Financial Services

Cash Flows from Financing Activities:
   Increase in short term borrowings                    15,129,851      26,017,349       1,041,578
   Proceeds from loan participations
      with repurchase options - net                    (13,157,183)    (23,369,049)     63,901,848
   Proceeds from SWIB note                                    --        10,000,000            --
   Repayment of SWIB notes                              (1,333,333)     (1,000,000)       (666,667)
   (Decrease) increase in other notes payable               (5,228)      1,508,752            --
   Capitalization and distribution of InvestorsBank           --              --        (6,160,000)
   Proceeds from exercise of stock options                    --              --           336,674
   Preferred stock dividends paid                       (1,438,992)     (1,362,659)     (1,286,320)
   Common stock dividends paid                          (3,067,561)     (2,656,154)     (1,990,055)
   Repurchase of common stock                             (781,407)           --          (589,898)
                                                      ------------    ------------    ------------

Net Cash (Used) Provided by Financing                   (4,653,853)      9,138,239      54,587,160
                                                      ------------    ------------    ------------

Net intercompany transactions                            2,176,889      (5,372,168)        654,841

Net increase (decrease) in cash                            882,310         429,262        (476,044)

Cash, beginning of period                                  626,838         197,576         673,620
                                                      ------------    ------------    ------------

Cash, end of period                                   $  1,509,148    $    626,838    $    197,576
                                                      ============    ============    ============

Supplemental Disclosure of Cash Flow Information:
   Interest paid                                      $  6,598,990    $  7,812,817    $  7,110,310



    The accompanying notes are an integral part of the financial statements.

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - Bando McGlocklin Capital Corporation (the "Company"), was incorporated in February, 1980, to provide long-term secured loans to small businesses. At present the Company consists of two business segments, the Financial Service Business and the Consumer Products Business.

The Financial Service Business segment consists of the Company and the wholly-owned subsidiary Bando McGlocklin Small Business Lending Corporation (BMSBLC). Both the Company and BMSBLC are operated as a real estate investment trust ("REIT") pursuant to the provisions of Section 856 of the Internal Revenue Code of 1986, as amended. The principal business of the segment is making loans and leasing buildings to small businesses. The segment also participates in loans with third party loan originators.

The Consumer Products Business segment consists of a 99% interest in Lee Middleton Original Dolls, Inc. ("Middleton Doll") and a 51% interest in License Products, Inc. ("License Products"). Middleton Doll is a manufacturer of collectible vinyl dolls and a distributor of vinyl play dolls and resin figures. License Products designs, develops and markets a line of quality, proprietary time pieces.

On September 3, 1997, the Company capitalized InvestorsBancorp, Inc., a bank holding company, for approximately $6.2 million and then distributed all of the outstanding shares of InvestorsBancorp, Inc. to the Company's shareholders. The Company and InvestorsBancorp, Inc., share common offices and personnel.

BASIS OF PRESENTATION - These financial statements are prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements as of December 31, 1999 and December 31, 1998 and for the years ended December 31, 1999, 1998, and 1997, include the accounts of the Company, BMSBLC, Middleton Doll and License Products. All significant intercompany accounts and transactions have been eliminated in consolidation.

COMPREHENSIVE INCOME - The Company adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" as of January 1, 1998. The Company does not have any components of comprehensive income.

SEGMENT INFORMATION - The Company adopted the Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" as of

January 1, 1998. Following the provisions of this Statement, the Company is reporting segment assets, liabilities, sales and operating income in the same format reviewed by the Company's management. As discussed in Nature of Business above, the Company has two reportable segments: Consumer Products (which includes Middleton Doll and License Products) and Financial Services (which includes the Company and BMSBLC). Segment information required to be disclosed under the Statement is included in the accompanying financial statements.

Intersegment charges are reflected in the segment reconciliation on the consolidated statements of operations and on the consolidated statements of cash flows. The statements for the year ended December 31, 1997, have been reclassified to conform to the current year presentation.

TREASURY STOCK - Preferred stock has been reduced by the cost of shares acquired for treasury stock. The common treasury stock is shown as a reduction in shareholders' equity at cost.

INVESTMENT VALUATION - The Company's investment swap contracts and stock investments are valued at current market value. Loans are stated at unpaid principal balance unless loss reserves are considered necessary. Land owned is stated at the lower of cost or net realizable value.

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

INVENTORY - Inventories of Middleton Doll and License Products are valued at the lower of cost or market. Middleton Doll and License Products utilize the average cost method to determine cost. The components of inventory are as follows:

                                   December 31, 1999    December 31, 1998
Raw materials, net of reserve
   of $235,568 and $466,661,
   respectively                         $2,157,740        $1,600,051
Work in process                             90,613           275,755
Finished goods                           2,536,292         1,356,646
Prepaid Inventory                             --              29,101
                                        ----------        ----------
   Total                                $4,784,645        $3,261,553
                                        ==========        ==========

FIXED ASSETS - Fixed assets primarily represent manufacturing property, plant and equipment of Middleton Doll and License Products. Fixed assets are stated at cost and are depreciated using straight-line methods for financial statement purposes and accelerated methods for income tax purposes. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are added to the plant and equipment accounts. The major classes of fixed assets are as follows:

                          Useful Lives     December 31, 1999        December 31, 1998
                        ----------------  ---------------------    ---------------------

Land                            -                    $ 283,817                $ 173,590
Building                    40 years                 1,649,276                1,579,838
Furniture & fixtures         7 years                   755,964                  727,323
Machinery & equipment       3-5 years                2,342,487                1,951,157
                                          ---------------------    ---------------------
   Total                                           $ 5,031,544              $ 4,431,908
                                          =====================    =====================


LEASED PROPERTIES - Depreciation is calculated using the straight-line method over 40 years for book purposes and 39 years for tax purposes. The costs of normal repairs and maintenance are charged to expense as incurred.

RECOGNITION OF INTEREST INCOME - Interest income is recorded on the accrual basis to the extent that management anticipates that such amounts will be collected. In all other cases, the unpaid interest is monitored and interest income is recorded only upon receipt.

PREMIUM (EXPENSE) INCOME - Premium (expense) income represents the differential at the time a portion of a loan is sold between the present value of excess servicing income on the sold portion and the retained loan discount, and subsequent to sale, amortization of the retained loan discount and excess servicing asset.

INCOME TAXES - Beginning January 1, 1997, the Company and its qualified REIT subsidiary, BMSBLC, qualified as real estate investment trusts under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders.

In order to qualify as a REIT under the Internal Revenue Code, the Company, together with its qualified REIT subsidiary, BMSBLC, among other requirements, must meet certain annual income and quarterly asset diversification tests including not holding the securities of any one issuer valued at more than 5% of total assets, and not holding more than 10% of the outstanding voting securities of any one issuer.

Middleton Doll and License Products file their own tax returns. Income taxes are calculated using the liability approach which generally requires that deferred income taxes be recognized when assets and liabilities have different values for financial statement and tax reporting purposes. Income tax expense in the accompanying financial statements is based on their operations prior to the elimination of approximately $1.64 million of interest and other expenses on transactions with the Company.

The Company's ordinary taxable income was reduced by $223,911 for the year ended December 31, 1997 due to a payment which was made during the fiscal year ended June 30, 1995 and was amortized through 1997. The payment was made to modify the terms of certain investment swap contracts.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Financial Accounting Standards Board Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments.

          Carrying Amounts Approximate Fair Values for the Following Instruments
             Cash
             Net loans
             Short-term borrowings
             Variable rate long-term notes payable

          Quoted Market Prices (where available,  or if not available,  based on
     quoted  market  prices  of   comparable   instruments   for  the  following
     instruments)
             Interest rate swaps
             Redeemable preferred stock

          Discounted Cash Flows (using interest rates currently being offered on instruments with similar terms and with similar credit quality)
             Fixed rate long-term debt

          Off-Balance-Sheet Instruments
             Letters of credit
             Lending commitments

          Since the majority of the Company's off-balance-sheet instruments consist of nonfee-producing, variable rate commitments, the Company has determined it does not have a distinguishable fair value.

NEW ACCOUNTING PRONOUNCEMENTS - In June, 1998, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended, establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal years beginning after June 15, 2000. The Company does not believe that this statement will have a material impact upon its financial statements.


NOTE 2.  INVESTORSBANCORP, INC.

InvestorsBancorp. Inc. is a bank holding company that was incorporated on June 12, 1996 and capitalized on September 3, 1997 primarily by the Company. The Company distributed all of its outstanding shares of InvestorsBancorp, Inc. to its shareholders on September 6, 1997 to shareholders of record on September 5, 1997.

InvestorsBank (the "Bank") is a Wisconsin chartered commercial bank with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank started providing a full range of commercial and consumer banking services on September 8, 1997.

All employees, except certain officers, ceased their employment with the Company on September 8, 1997 and became employees of the Bank. The officers of the Company became officers of both the Company and the Bank.

The Company and the Bank entered into a Management Services and Allocation of Expenses Agreement (the "Agreement") on September 2, 1997. The Agreement allows the employees of the Bank to provide loan management, leasing and accounting services to the Company for a fee, payable monthly. Management fee expense relating to the Agreement was $872,201 for the year ended December 31, 1999, $775,892 for the year ended December 31, 1998 and $229,285 for the period from September 3, 1997 to December 31, 1997. Overhead expenses and rent are also shared between the two entities in accordance with the Agreement.


NOTE 3   ACQUISITION OF MINORITY INTEREST

On April 30, 1998, the Company paid $5 million for an additional 49% interest of Middleton Doll and the right to produce certain dolls under a five year royalty agreement. $2.5 million was allocated to the acquisition of the minority interest based upon an appraisal of Middleton Doll. This exceeded the amount of the recorded minority interest by $619,751 and this difference has been recorded as goodwill in the accompanying financial statements and is being amortized over twenty years on a straight line basis.

The $2.5 million allocated to the right to produce certain dolls has been recorded as a prepaid royalty in the accompany financial statements and is being amortized on a straight line basis over the five year term of the royalty agreement.

NOTE 4.  CONCENTRATION OF CREDIT RISK

The Consumer Products Segment's customers are not concentrated in any specific geographic region. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company routinely assesses the financial strength of its customers, and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. For the year ended December 31, 1999 the Consumer Products Segment had one unrelated customer that accounted for approximately 13% of the Segment's sales and approximately 30% of the Segment's December 31, 1999 gross trade accounts receivable.


NOTE 5.  SIGNIFICANT SUPPLIER

Approximately 84% and 47% of Middleton Doll raw materials were acquired during 1999 and 1998, respectively, from a single supplier in Hong Kong. There has been no formal agreement between Middleton Doll and this supplier. As of December 31, 1999, Middleton Doll has entered into commitments to acquire approximately $1,743,000 of raw material from this supplier. After those goods are shipped, Middleton Doll will no longer buy raw materials from this supplier.

Effective January 1, 2000, Middleton Doll entered into a Shareholder and Loan Agreement with Middleton (HK) Limited, a Hong Kong corporation. Middleton (HK) is a management corporation which will provide Middleton Doll with all of its raw materials and finished goods from Asia. Middleton Doll has acquired a 51% equity ownership in this Hong Kong corporation and the owner of the remaining 49% is affiliated with the former supplier used by Middleton Doll. Through the Shareholder and Loan Agreement, Middleton Doll is committed to lending $306,000 as an investment loan which bears interest at the prime rate plus 1%, payable quarterly and has a maturity date of January 1, 2005. In addition to the investment loan Middleton Doll has also agreed to fund a revolving loan up to a maximum of $700,000 at an interest rate of the prime rate plus 1%. The revolving line also matures on January 1, 2005. The revolving loan is secured by assets of Middleton (HK) Limited.


NOTE 6.  LOANS

The Company's exposure to loss in the event of nonperformance by the borrower is represented by the outstanding principal amount of the loans. The Company's loan portfolio consists primarily of variable-rate loans with terms of five to fifteen years. Substantially all loans are fully secured by first or second mortgages on commercial real estate. Approximately 88% of the Company's loan portfolio at December 31, 1999 is comprised of loans to borrowers located within the State of Wisconsin. As of December 31, 1999, the Company has loans outstanding to its largest borrower totaling $14,116,064.

The Company routinely monitors its loan portfolio for evidence of loan impairment. A loan is considered impaired when, based on current information and events, it is probable that the

Company will be unable to collect all amounts due according to the contractual terms of the loan. Historically impairment has not been an indicator of loss. When a loan is deemed impaired, the Company computes the present value of the loan's future cash flows, discounted at the effective interest rate. The effective rate used is the contractual rate adjusted for any deferred fees, deferred costs, premiums or discounts existing at origination. If the present value is less than the carrying value of the loan, a valuation allowance is recorded. For collateral-dependent loans, the Company uses the fair value of the collateral, less estimated costs to sell, on a discounted basis, to measure impairment. As of December 31, 1999 and December 31, 1998 loans with balances aggregating $584,227 and $721,816, respectively, were considered impaired. At December 31, 1999 a loan loss reserve of $150,000 was established. At December 31, 1998, no loss reserve was recorded on impaired loans. The average impaired loan balance during the year ended December 31, 1999 was $634,334. The accrued interest on the impaired loans was $37,241 at December 31, 1999. Net of the loan loss reserve of $150,000 the remaining balances are expected to be fully collected.

Undisbursed loan commitments and lines of credit totaled $9,705,418 at December 31, 1999. There were no letters of credit outstanding as of December 31, 1999.


NOTE 7.  LOANS SOLD

The following table summarizes the outstanding balance of loans sold by the Company to third parties.

  Principal Balance Sold      Percentage   Principal Balance sold    Recourse
     at Date of Sale             Sold       at December 31, 1999     Provision

  During the year ended
   December 31, 1999
         $480,000                80%              $378,939             None

During the year ended
   June 30, 1995
        $2,837,677              75-80%            $224,348             None

The Company also sells loans with the option to repurchase them at a later date. During 1999, the Company sold $15,447,540 in loans to third parties with the option to repurchase them. As of December 31, 1999, the balance of loan participations with repurchase options was $32,724,235. Of this amount approximately $23.7 million is sold to a single non-related party. These loan participations mature as the corresponding notes mature with the maturities ranging from one to nine years as of December 31, 1999. As of December 31, 1998, the balance of loan participations with repurchase options was $45,881,418. During the year ended December 31, 1998, the Company resold with an option to repurchase, loans with unpaid principal balances totaling $5,331,814. These sales all have been accounted for as secured financing. Loan participations that mature are refinanced with new debt such as commercial paper and long-term debt (see Notes 11 and 12).

For the loans sold with no recourse, the Company is susceptible to loss on the loans up to the percentage of the retained interest to the extent the underlying collateral is insufficient in the event of nonperformance by the borrower. The Company's retained interest is subordinated to the portion sold. For the loans sold with full recourse, the Company is susceptible to loss equal to the total principal balance of the loan to the extent the underlying collateral is insufficient in the event of nonperformance. No associated loss reserve has been established as of December 31, 1999, for loans which have been sold.

Under the terms of the agreements, the Company retains servicing rights for the entire loan. As servicer and provider of recourse, certain agreements require the Company to comply with various covenants, including the maintenance of net worth. As of December 31, 1999, the Company was in compliance with these covenants.


NOTE 8.  LOAN BACKED CERTIFICATES

During the year ended June 30, 1996, the Company sold loans having a principal balance of $8,666,538 to a trust which issued two classes of certificates. The "A" Certificate in the amount of $7,453,223 was sold to a third party and the "B" Certificate in the amount of $1,213,315 was sold to the Company.

On May 1, 1997, the Company repurchased all of the loans sold to the trust. The unpaid principal balances for the A and B certificates were $8,097,561 and $1,497,499, respectively. As a result of these transactions, during the year ended December 31, 1997, the Company recognized $1,297 of premium expense and the excess servicing asset and retained loan discount related to the original sale were reduced by $202,437 and $201,140, respectively.


NOTE 9.  BUSINESS ACQUISITION

In July, 1998, BMSBLC acquired Bando McGlocklin Real Estate Investment Corporation ("BMREIC"), an independently owned real estate investment trust. This acquisition was accounted for as a purchase. Under the terms of the Plan of Merger, BMSBLC acquired leased properties and other assets with a fair value of approximately $19.6 million and assumed liabilities of approximately $13.8 million. Cash of approximately $5.1 million was paid to the shareholders of BMREIC. Of the liabilities assumed, $13.4 million were paid by BMSBLC at the date of the closing.

In addition, BMSBLC paid $555,379 to a related party to acquire the rights, title and interest under an Advisory Agreement between the related party and BMREIC. This purchase was made in connection with the acquisition of BMREIC described above and has been capitalized as part of the purchase price.

NOTE 10. LEASED PROPERTIES

The Company has $24 million in leased properties located in southeastern Wisconsin as of December 31, 1999 as compared to $22 million in leased properties as of December 31, 1998. This includes the $18.3 million of acquired properties described in Note 9. The Company has entered into construction contracts totaling $5,051,638 of which $1,727,553 is unfunded as of December 31, 1999.

The Company normally leases its properties pursuant to a lease agreement with initial lease terms, primarily ranging from five to fifteen years. The leases require the lessee to pay all operating expenses including utilities, insurance and taxes. The lease agreements, all of which are operating leases, expire at various dates through 2014 and provide the lessee with renewal and purchase options. Minimum future rental income, by year, from these leases based on the agreements in effect at December 31, 1999 is as follows:

                                       Projected
            Year                      Rental Income

            2000                        $ 3,345,430
            2001                          3,317,269
            2002                          3,357,301
            2003                          3,206,296
            2004                          2,885,783
        Future Years                     11,771,088
                                  ------------------
                                       $ 27,883,167
                                  ==================

The Company subleases half of its office space with InvestorsBank, a related party. Monthly rents are variable based on LIBOR interest rates and the rental agreement is for a ten year term. Rental income from the related party for the years ended December 31, 1999 and December 31, 1998 was $50,981 and $67,452, respectively.


NOTE 11. SHORT-TERM BORROWINGS

Commercial paper is issued for working capital purposes with maturities of up to 90 days. The average yield on commercial paper outstanding at December 31, 1999 was 6.49%.

On June 25, 1999, Lee Middleton Original Dolls, Inc. entered into a loan agreement with a bank providing for a line of credit of $2,700,000 at the prime rate. The note is a demand note and is due on April 30, 2000 with interest payable quarterly. At December 31, 1999, the outstanding principal balance was $200,000 and the interest rate was 8.5%.

BMSBLC has entered into an amended and restated loan agreement with five participating banks as of April 30, 1999. The agreement provides for a maximum principal of $70,000,000 less the outstanding principal amount of commercial paper and bears interest at the prime rate or at the 30, 60 or 90 day LIBOR plus one and three-eighths percent. Interest is payable monthly and the agreement expires on April 28, 2000. BMSBLC is also required to pay a commitment fee equal to one-half of one percent per year on the unused amount of the loan commitment. There was no outstanding principal balance at December 31, 1999.

On April 30, 1998, the Company entered into a credit agreement with one of its correspondent banks providing for a note of $5,000,000 bearing interest at the prime rate. The proceeds from this note were used for the purchase of the remaining 49% interest in Middleton Doll and the rights to produce certain dolls. The agreement expired on April 30, 1999 and was extended under the same terms until April 30, 2000. As of December 31, 1999, the outstanding principal balance was $5,000,000.


NOTE 12. LONG-TERM DEBT

On November 7, 1991, BMSBLC borrowed $10,000,000 from the State of Wisconsin Investment Board ("SWIB") pursuant to a term note which bears interest at a fixed rate of 9.05% per year through its maturity and is secured by specific loans. The note is payable in equal quarterly installments of $166,667 with a final payment of unpaid principal due on November 7, 2006. At December 31, 1999, the outstanding principal balance was $4,666,667.

On June 12, 1998, BMSBLC borrowed an additional $10,000,000 from the State of Wisconsin Investment Board ("SWIB") pursuant to a term note which bears interest at a fixed rate of 6.98% per year through its maturity and is secured by specific loans. The note is payable in equal quarterly installments of $166,667 with a final payment of unpaid principal due on June 1, 2013. At December 31, 1999, the outstanding principal balance was $9,000,000.

The SWIB agreements and the loan agreements described in Note 11 contain restrictions on BMSBLC's new indebtedness, acquisition of its common stock, return of capital dividends, past due loans, and realized losses on loans, and requires maintenance of collateral, minimum equity and loan to debt ratios. Under the most restrictive covenant, approximately $2 million of BMSBLC's capital is available for payment of dividends to BMCC. As of December 31, 1999, BMSBLC is in compliance with all such requirements.

On December 1, 1998, BMSBLC entered into a Loan and Trust Agreement with the City of Franklin, Wisconsin, which issued an industrial development revenue bond. The bond matures on December 1, 2018 with interest payable monthly to the trustee. The interest rate changes weekly based upon the remarketing agent's lowest rate to permit the sale of the bonds. As of December 31, 1999, the outstanding principal balance was $1,510,000 and the interest rate was 5.7%.

Future annual maturities of long-term debt as of December 31, 1999 are as follows:

           December 31, 2000                     $ 1,338,856
           December 31, 2001                       1,339,197
           December 31, 2002                       1,339,558
           December 31, 2003                       1,339,942
           December 31, 2004                       1,340,350
           Later Years                             8,552,525
                                             ----------------
                                                $ 15,250,428
                                             ================


NOTE 13. INTEREST RATE SWAPS

The Company enters into interest rate swap agreements primarily as a means of managing interest rate risk. To the extent that the Company's variable-rate loans are funded with fixed-rate debt, the Company is subject to interest rate risk. To reduce this risk, the Company enters into certain interest rate swaps designed to convert variable-rate loans into fixed-rate loans. Although these swaps reduce interest rate risk, the potential for profit or loss on interest rate swaps still exists depending upon fluctuations in interest rates. In addition, the Company enters into interest rate swaps in an attempt to further manage interest rate risk resulting from interest rate movements.

In accordance with applicable accounting principles, the Company's interest rate swap agreements are held for purposes other than trading and are further classified as either hedges or as investment contracts. Both hedges and investment contracts have the potential for profit and loss. Hedges are accounted for using the designation method which matches the swaps with the assets that are being hedged. When the designated asset matures or is sold, extinguished or terminated, the hedge would be reclassified as an investment. Accounting principles dictate that those contracts not meeting hedge criteria be classified as investments and marked-to-market with any associated unrealized gain or loss recorded in the statements of operations, whereas those contracts meeting hedge criteria are not to be classified as investments or marked-to-market.

At December 31, 1999 there were no swaps which were classified as investment contracts while at December 31, 1998 the market value of the investment contracts was $49,579. Unrealized losses were $49,579 and $73,434 for the years ended December 31, 1999 and December 31, 1998, respectively.

The average notional amount of investment swaps outstanding during the years ended December 31, 1999, 1998 and 1997 was $1,375,000, $2,750,000, and
$45,750,000, respectively.

The following table summarizes the interest rate swap agreements in effect at December 31, 1999, all of which are hedge swaps. No funds were borrowed or are to be repaid under these agreements.

                                                         Current Interest
                                                             Rates Paid
                                                                                    Original
                         Company        Bank           By             By             Notional        Expiration
Bank                     Payment       Payment       Company         Bank            Amount             Date

LaSalle Bank             Floating       Fixed         6.15250% (1)     6.340%        $ 5,400,000        03/21/01
   Chicago, IL
Firstar Bank             Floating       Fixed         6.19880% (1)     7.435%        $10,325,000 (2)    09/28/01
   Milwaukee, WI
Firstar Bank             Floating       Fixed         6.18125% (1)     5.725%        $16,908,000        06/30/03
   Milwaukee, WI
LaSalle Bank             Floating       Fixed         6.12000% (1)     7.600%        $ 5,000,000        03/10/05
   Chicago, IL
LaSalle Bank             Floating       Fixed         6.10125% (1)     6.660%        $ 5,250,000 (3)    05/23/05
   Chicago, IL
LaSalle Bank             Floating       Fixed         6.18125% (1)     6.500%        $ 5,000,000 (4)    09/29/05
   Chicago, IL
LaSalle Bank             Floating       Fixed         6.12125% (1)     7.090%        $12,500,000        09/05/06
   Chicago, IL
Firstar Bank             Floating       Fixed         6.12125% (1)     5.760%        $10,000,000 (5)    06/16/08
   Milwaukee, WI

(1) Adjusted every three months to the three-month LIBOR rate then in effect.
(2) The notional amount decreases by $166,667 each quarter and was $4,825,000 at
    December 31, 1999.
(3) The notional  amount  decreases by $100,000 each quarter and was  $3,450,000 at December 31, 1999.
(4) The notional  amount  decreases by $75,000  each quarter and was  $3,725,000 at December 31, 1999.
(5) The notional amount  decreases by $166,667  each quarter and was  $8,999,998 at December 31, 1999.


As a result of hedge arrangements, the Company recognized a $711,006, $519,795 and $1,193,877 reduction in interest expense for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, the Company recognized a $88,131, $93,201 and $353,962 reduction in interest expense for the years ended December 31, 1999, 1998 and 1997, respectively, as a result of investment swap contracts which have now expired.

The Company may be susceptible to risk with respect to interest rate swap agreements to the extent of nonperformance by the financial institutions participating in the interest rate swap agreements. However, the Company does not anticipate nonperformance by these institutions.

NOTE 14. MANDATORILY REDEEMABLE PREFERRED STOCK

On October 20, 1993, the Company issued 690,000 shares of Adjustable Rate Cumulative Preferred Stock, Series A, in a public offering at $25.00 per share less an underwriting discount of $1.0625 per share and other issuance costs amounting to $295,221. The preferred stock is redeemable, in whole or in part at the option of the Company, on any dividend payment date during the period from July 1, 2001 to June 30, 2003 and from July 1, 2006 to June 30, 2008 at $25 per share plus accrued and unpaid dividends. Any shares of preferred stock not redeemed prior to July 1, 2008 are subject to mandatory redemption on that date by the Company at a price of $25 plus accrued dividends. Dividends on the preferred stock were paid quarterly at the annual rate of 7.625% through the dividend period ending June 30, 1998. The dividend rate was adjusted to an annual rate of 8.53% for the dividend period commencing July 1, 1998 and ending June 30, 2003. The next adjustment will be effective for the five year period commencing July 1, 2003. As of December 31, 1997, the Company had repurchased 15,209 shares.

For the year ended December 31, 1998, the Company began presenting preferred stock dividends as a deduction from net income to arrive at net income available to common shareholders. In prior periods, the Company presented preferred stock dividends as part of the interest expense. Prior period consolidated statements of operations have been reclassified to conform to current period presentation.


NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at December 31, 1999 and 1998 are as follows:

                                                        1999                             1998
                                              Carrying       Estimated         Carrying       Estimated
                                               Amount        Fair Value         Amount       Fair Value
FINANCIAL ASSETS
   Cash                                    $   2,040,067   $   2,040,067    $   2,835,943   $   2,835,943
   Net loans                                 113,851,648     113,851,648      116,381,936     116,381,936

FINANCIAL LIABILITIES
   Short-term borrowings                      73,857,172      73,857,172       58,527,321      58,527,321
   Variable rate long-term debt               10,612,778      10,612,778       17,005,436      17,005,436
   Fixed rate long-term debt
      Practicable to estimate fair value      13,740,428      13,045,454       15,078,990      15,369,133
      Not practicable                         23,651,383            --         30,421,260            --
   Redeemable preferred stock                 16,908,025      11,640,145       16,908,025      15,604,542
   Interest rate swaps                              --          (548,067)            --         3,731,276


The estimated fair value of fee income on letters of credit at December 31, 1999 and 1998 was insignificant. Loan commitments on which the committed interest rate is less than the current market rate was also insignificant at December 31, 1999 and 1998.

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, fair values of the Company's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to repay in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by using interest rate swaps (see Note 13).


NOTE 16. OPERATING LEASES

The Company's Consumer Products Segment leases from third parties various buildings. The leases are classified as operating leases and the buildings are used as warehouses and outlet stores for the storage, distribution and sale of Lee Middleton Original Dolls merchandise as well as for a variety of equipment. Minimum future lease payments, by year, from these leases based on the agreements in effect at December 31, 1999 is as follows:

                                    Future Minimum
           Year                     Lease Payments
     -----------------           ---------------------

           2000                             $ 203,947
           2001                               107,941
           2002                                62,476
           2003                                54,816
           2004                                18,672
                                 ---------------------
                                            $ 447,852
                                 =====================


NOTE 17. TREASURY STOCK

During the quarter ended June 30, 1999, the Company purchased 17,500 shares of its common stock and through its subsidiary purchased an additional 48,890 shares of common stock in the open market at an average price of $11.76. It is the Company's intention to hold these shares as treasury stock.


NOTE 18. RETIREMENT PLANS

On September 8, 1997, the Company terminated its profit sharing plan and money purchase plan. The Company continues to have an employee benefit expense through the sharing of employees and expenses according to the Agreement (see Note 2).

As of July 1, 1998, the Company's subsidiary, Lee Middleton Original Dolls, Inc. has a qualified defined contribution plan for eligible employees. Employees can contribute between 1% and 15% of their base compensation to the plan. The Company's contribution to the plan is at the discretion of the Company's Board of Directors. No Company contributions were made to the plan during the years ended December 31, 1999 and December 31, 1998.

The Company provided an additional supplemental retirement benefit for an executive officer totaling $55,412, $38,098 and $38,347 for the years ended December 31, 1999, 1998 and 1997, respectively. In the prior periods this benefit was given to two executive officers. These payments were made at the sole discretion of the outside members of the Board of Directors.


NOTE 19. STOCK OPTION PLANS

The Company has three stock option plans, the 1990 Stock Option Plan, the 1993 Stock Option Plan and the 1997 Stock Option Plan (the "Plans"). In accordance with the Plans' provisions, the exercise prices for stock options may not be less than the fair market value of the optioned stock at the date of grant. The exercise price of all options granted was equal to the market value of the stock on the date of the grant. All of the options, except for the options granted under the 1997 Stock Option Plan, are "incentive stock options" as defined under
Section 422 of the Code. Options granted under the 1997 Stock Option Plan are considered "non-qualified stock options" as defined by the Internal Revenue Code. All options must be exercised within ten years of the date of grant.

Additional information relating to the Plans is shown below:

                                            For the year ended          For the year ended        For the year ended
                                             December 31, 1999           December 31, 1998         December 31, 1997
                                           Number        Average        Number     Average         Number      Average
                                             of          Option           of        Option           of         Option
                                          Options         Price        Options      Price         Options       Price
                                         -----------    ----------    ----------- -----------    -----------  -----------

Options outstanding at                      205,870        $11.23        205,870     $ 12.73        169,424      $ 10.45
   beginning of year
      Options granted                        -              -             -           -             189,450        12.90
      Options exercised                      -              -             -           -             (45,796)        7.35
      Options terminated unexercised         -              -             -           -            (107,208)       11.70
      Increase due to stock dividend         20,587 (1)     -             -           -              -            -
                                         -----------                  -----------                -----------
Options outstanding at end of year          226,457         10.21 (1)    205,870       11.23 (2)    205,870        12.73

Options available for grant at
   end of year                              172,601         -            173,188      -             173,188       -
                                         -----------                  -----------                -----------


Total reserved shares                       399,058         -            379,058      -             379,058       -

Options exercisable at end of year          216,953        $10.19        192,590     $ 11.25        187,950      $ 12.94


(1)      On February 22, 2000, the Board of Directors of the Company  approved a
         10% increase in outstanding options and a 10% downward adjustment of the exercise price on all options. This adjustment was to reflect the Company's 10% stock dividend as of December 31, 1999.




(2) On February 11, 1998, the Board of Directors of the Company approved a downward adjustment of $1.67 in the exercise prices of the 1997 Stock options that were granted on February 3, 1997 and June 25, 1997. The downward price adjustment was to reflect the Company's 1997 return of capital dividend.

                                       Outstanding Options      Exercisable Options
                                    Remaining
                                     Average         Average
    Exercise                           Life          Exercise                      Exercise
  Price Range         Shares         In Years         Price          Shares         Price

  $7.00-$8.00            12,012             0.9         $ 7.27          8,008         $ 7.27

  $9.50-$13.50          214,445             7.1        $ 10.37        208,945        $ 10.30
                    ------------   -------------    -----------    -----------    -----------

     Total              226,457             6.8        $ 10.21        216,953        $ 10.19

The Company has adopted the disclosure only option under the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The impact of the provision of this statement on proforma income and earnings per share is not material.


NOTE 20. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all dilutive potential common shares. A reconciliation of the income and shares issued in computing the basic and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997, are as follows:

                                                    For the years ended December 31,
                                                 1999              1998              1997

Net income available to
   common shareholders                         $ 5,476,327       $ 3,769,637       $ 3,506,380
                                             --------------    --------------   ---------------
Determination of shares:
   Weighted average common shares
   outstanding (basic)                           3,647,513         3,689,102         3,685,990
   Assumed conversion of stock options               2,536             2,468            11,597
                                             --------------    --------------   ---------------
   Weighted average common shares
   outstanding (diluted)                         3,650,049         3,691,570         3,697,587
                                             ==============    ==============   ===============

Basic earnings per share                            $ 1.50            $ 1.02            $ 0.95
Diluted earnings per share                          $ 1.50            $ 1.02            $ 0.95


NOTE 21. INCOME TAXES

Taxes on income consist of the following:

                                   For the years ended December 31,

                                1999             1998              1997
                            --------------   --------------    --------------
Current taxes
   Federal                      $ 913,418      $ 1,188,422       $ 1,311,497
   State                          138,600          234,404           227,126
                            --------------   --------------    --------------
                                1,052,018        1,422,826         1,538,623
                            --------------   --------------    --------------
Deferred taxes
   Federal                       (100,000)          53,000               642
   State                                -           16,810                 -
                            --------------   --------------    --------------
                                 (100,000)          69,810               642
                            --------------   --------------    --------------
Taxes on income                 $ 952,018      $ 1,492,636       $ 1,539,265
                            ==============   ==============    ==============

The Company and its subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders. The income tax expense recorded by the Company is attributable to the Consumers Products segment. Tax expense is calculated on net income before the elimination of intercompany expenses and, at the present time, is attributable only to Middleton Doll income as License Products has a net operating loss carryforward to offset its current net income. A reconciliation of Consumer Products income before taxes to income subject to taxes is as follows.

                                  1999             1998              1997
                             ---------------   --------------    --------------

Income before taxes             $ 4,662,218      $ 3,784,539       $ 3,939,725
Less intercompany
  eliminations                   (1,644,609)      (1,171,929)         (451,352)
Plus License Products
  loss not benefited                      -        1,062,752           567,700
                             ---------------   --------------    --------------
Income subject to taxes         $ 3,017,609      $ 3,675,362       $ 4,056,073
                             ===============   ==============    ==============

A reconciliation of the statutory Federal income tax rate and the effective rate as a percentage of income subject to taxes for Consumer Products is as follows.

                                        1999           1998           1997
                                    ------------   ------------   ------------

Federal statutory rate                    34.0%          34.0%          34.0%
State taxes                                4.6%           6.9%           5.4%
Other                                     -7.2%          -0.1%          -0.8%
                                    ------------   ------------   ------------
Effective rate                            31.4%          40.8%          38.6%
                                    ============   ============   ============

Temporary   differences  and  carryforwards   create  deferred  tax  assets  and
liabilities. The following table lists the items which affect the deferred tax calculation for the Company:

                                          For the years ended December 31,
                                          1999          1998          1997

Deferred tax assets:
   Accrued expenses and reserves          $ 231,900     $ 125,000    $ 195,100
   Net operating loss carryforwards       1,222,100     1,172,000      784,000
                                      --------------  ------------  -----------
                                          1,454,000     1,297,000      979,100
Valuation allowance                      (1,227,600)   (1,172,000)    (784,000)
                                      --------------  ------------  -----------
                                            226,400       125,000      195,100
Deferred tax liabilities:
   Depreciation and amortization             (6,400)       (5,000)      (5,290)
                                      --------------  ------------  -----------
Net deferred tax assets                   $ 220,000     $ 120,000    $ 189,810
                                      ==============  ============  ===========

The valuation allowance represents net operating loss carryforwards at License Products for which utilization is uncertain. The increase in the valuation allowance is a result of the increased deferred tax asset associated with the net operating loss carryforwards. A portion of the deferred income tax assets may be realized through carrybacks with the remainder dependent upon future income. Management believes that sufficient income will be earned in the future to realize the remaining net deferred income tax assets.


NOTE 22. DISTRIBUTIONS

For the years ended December 31, 1999, 1998, and 1997, the Company's Board of Directors has declared the following common stock distributions.

                                                                    For the years ended December 31,
                                                                 1999              1998             1997

Total common stock distributions                              $ 6,027,790       $ 2,397,916      $ 8,150,055

Common stock distributions per share (tax basis)
   Ordinary income                                                 $ 0.70            $ 0.65           $ 0.61
   Capital gains                                                   $ 0.14               $ -              $ -
   Return of capital                                                  $ -               $ -           $ 1.67
   Nontaxable                                                      $ 0.81               $ -              $ -
                                                            --------------    --------------   --------------

Total common stock distributions declared per share                $ 1.65            $ 0.65           $ 2.28
                                                            ==============    ==============   ==============

Distribution in cash                                               $ 0.84            $ 0.65           $ 0.61
Distribution in stock                                              $ 0.81               $ -           $ 1.67


NOTE 23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                      Quarters Ended (in thousands, except per share data)

                                                 3/31/1999         6/30/1999         9/30/1999         12/31/1999

Total revenues                                     $ 7,292           $ 7,054           $ 9,660           $ 11,864
Net operating income before
    income taxes and minority interest             $ 1,333           $ 1,228           $ 2,006            $ 3,321
Net income available to
   common shareholders                               $ 898             $ 900           $ 1,280            $ 2,398
Basic earnings per share                            $ 0.24            $ 0.25            $ 0.35             $ 0.66
Diluted earnings per share                          $ 0.24            $ 0.25            $ 0.35             $ 0.66

                                                 3/31/1998         6/30/1998         9/30/1998         12/31/1998

Total revenues                                     $ 6,357           $ 6,799           $ 8,844            $ 9,957
Net operating income before
    income taxes and minority interest               $ 705           $ 1,038           $ 1,768            $ 1,968
Net income available to
   common shareholders                               $ 456             $ 700           $ 1,321            $ 1,293
Basic earnings per share                            $ 0.12            $ 0.19            $ 0.36             $ 0.35
Diluted earnings per share                          $ 0.12            $ 0.19            $ 0.36             $ 0.35


NOTE 24. BANDO McGLOCKLIN CAPITAL CORPORATION (PARENT ONLY)

Pursuant to covenants contained in its debt agreements, BMSBLC is prohibited from declaring or paying any dividend on its common stock which would constitute a return-of-capital dividend for income tax purposes. The Company's balance sheet as of December 31, 1999 and December 31, 1998 and related statements of operations and cash flows for the years ended December 31, 1999, 1998 and 1997 on an unconsolidated basis are as follows:


                                    December 31, 1999   December 31, 1998
ASSETS
Loans                                    $  5,056,087    $  5,199,672
Investment in BMSBLC                       26,915,624      25,226,128
Investment in other subsidiaries            4,064,476       2,019,516
                                         ------------    ------------
   Total investments                       36,036,187      32,445,316
Other assets - net                            405,890       1,327,153
                                         ------------    ------------
   Total assets                          $ 36,442,077    $ 33,772,469
                                         ============    ============

LIABILITIES
Note payable                             $  5,000,000       5,000,000
Other liabilities                             455,640           8,159
                                         ------------    ------------
   Total liabilities                        5,455,640       5,008,159
Preferred stock                            16,908,025      16,908,025
SHAREHOLDERS' EQUITY
Common stock                                  293,441         266,769
Additional paid-in capital                 16,604,744      13,671,947
Retained earnings                           1,218,617       1,770,080
Treasury stock, at cost                    (4,038,390)     (3,852,511)
                                         ------------    ------------
   Total shareholders' equity              14,078,412      11,856,285
   Total liabilities, preferred stock,
      common stock and other
      shareholders' equity               $ 36,442,077    $ 33,772,469
                                         ============    ============

                                                    For the Years Ended
                                                       December 31,
                                               1999         1998         1997
Revenues
   Interest on loans                        $1,000,596   $  712,120   $  551,793
   Equity in income of BMSBLC                4,341,967    4,333,785    4,791,300
   Equity in income of other subsidiaries    2,065,616      901,856      798,482
   Other income                                103,963      194,400      881,967
                                            ----------   ----------   ----------
      Total revenues                         7,512,142    6,142,161    7,023,542
                                            ----------   ----------   ----------

Expenses
   Interest expense                            327,128      328,920      157,419
   Salaries and employee benefits                 --        118,917      916,574
   Other operating expenses                    249,960      553,009    1,156,849
                                            ----------   ----------   ----------
      Total expenses                           577,088    1,000,846    2,230,842
                                            ----------   ----------   ----------

Net income                                   6,935,054    5,141,315    4,792,700
Preferred stock dividends                    1,438,992    1,362,659    1,286,320
                                            ----------   ----------   ----------
Net income available for
   common shareholders                      $5,496,062   $3,778,656   $3,506,380
                                            ==========   ==========   ==========

                                                 For the Years Ended December 31,
                                                1999          1998           1997

Cash Flows from Operating Activities:

Net income                                  $ 6,915,319    $ 5,141,315    $ 4,792,700

Adjustments to reconcile net cash
 (used) provided by operating activities:
   Equity in subsidiaries' earnings          (6,386,927)    (5,226,622)    (5,693,211)
   Dividends from subsidiaries                2,652,471      5,344,251      2,846,038
   Other                                      1,373,454       (376,356)      (162,070)
                                            -----------    -----------    -----------

Net Cash (Used) Provided by Operations        4,554,317      4,882,588      1,783,457
                                            -----------    -----------    -----------

Cash Flows from Investing Activities:
   Loans made to related parties                   --       (5,000,000)          --
   Principal collected on loans                 143,585      1,401,572      6,226,917
   Proceeds from maturity of securities            --         (664,104)          --
   Other                                        (28,641)          --         (235,290)
                                            -----------    -----------    -----------

Net Cash (Used) Provided by Investing           114,944     (4,262,532)     5,991,627
                                            -----------    -----------    -----------

Cash Flows from Financing Activities:
   Proceeds from loan participations
      with repurchase options - net                --       (1,600,000)     1,600,000
   (Decrease) increase in other notes
      payable                                      --        5,000,000           --
   Capitalization and distribution
      of InvestorsBank                             --             --       (6,160,000)
   Preferred stock dividends paid            (1,438,992)    (1,362,659)    (1,286,320)
   Common stock dividends paid               (3,067,560)    (2,656,153)    (1,990,055)
   Repurchase of common stock                  (186,640)          --         (589,898)
   Other                                           --             --          336,674
                                            -----------    -----------    -----------

Net Cash (Used) Provided by Financing        (4,693,192)      (618,812)    (8,089,599)
                                            -----------    -----------    -----------

Net (decrease) increase in cash                 (23,931)         1,244       (314,515)

Cash, beginning of period                        28,454         27,210        341,725
                                            -----------    -----------    -----------

Cash, end of period                         $     4,523    $    28,454    $    27,210
                                            ===========    ===========    ===========


Schedule I
Condensed Financial Information of Registrant
(Refer to footnote 23 of the financial statements)

Schedule II
Valuation and Qualifying Accounts

Changes in the reserves deducted from assets in the consolidated balance sheet other than accumulated depreciation for the years ended December 31, 1999, December 31, 1998 and December 31, 1997 are as follows:

                                   Balance at      Charged                     Balance
                                   beginning         to                         at end
                                   of period       expense      Deductions     of period
Reserve for loan losses:
Year ended:
   December 31, 1999                $   --         150,000          --         $150,000
   December 31, 1998                $450,000          --        (450,000)      $   --
   December 31, 1997                $450,000         6,335        (6,335)      $450,000

Reserve for doubtful accounts:
Year ended:
   December 31, 1999                $ 75,557       234,400      (180,677)      $129,280
   December 31, 1998                $268,796        95,568      (288,807)      $ 75,557
   December 31, 1997                $ 98,083       202,379       (31,666)      $268,796

Inventory reserve:
Year ended:
   December 31, 1999                $466,661       129,421      (360,514)      $235,568
   December 31, 1998                $207,612       300,326       (41,277)      $466,661
   December 31, 1997                $   --         229,446       (21,834)      $207,612


Schedule IV
Mortgage Loans on Real Estate

                                                                                                                Principal
                                                                                                                  amount
                                                                                                 Carrying        of loans
                                                                                                  Amount        subject to
                                                                                   Face             of          delinquent
                                           Final      Periodic                    Amount         Mortgages      Principal
                             Interest     Maturity     Payment       Prior          of             as of            or
      Description              Rate         Date        Terms        Liens      Mortgages       12/31/1999       Interest   (1)
------------------------    -----------  ----------- ------------ ------------ -------------  ---------------- -----------------
Residential
   First Mortgage             10.625%    6/01/2027       N/A          N/A          N/A               $ 68,164

Commercial
   First Mortgage            7.0% to     1/1/00 to       N/A          N/A          N/A             90,843,905       309,383
                              12.50%     1/01/2015
   Second Mortgage           7.5% to     11/1/00 to      N/A          N/A          N/A              7,435,824        62,227
                              12.25%     9/01/2008
   Third Mortgage            7.5% to     11/1/00 to      N/A          N/A          N/A              2,146,857        65,049
                              12.25%     5/01/2009
   Construction              7.0% to     10/1/00 to      N/A          N/A          N/A              5,715,330
                              8.75%      6/01/2006                                                -----------
Total Commercial                                                                                  106,141,916

All others              (2)    N/A          N/A          N/A          N/A          N/A              7,791,568

Total loans             (3)                                                                     $ 114,001,648
                                                                                                 ============


(1)  Delinquent is defined as ninety days or more past due.
(2)  This category includes all non-mortgage loans on the balance sheet.
(3) No individual mortgage loan exceeded 3% of the total carrying value of mortgages.

Reconciliation of Loans on the Balance Sheet

                                             For the Years Ended December 31,
                                           1999                1998               1997

Loans on balance sheet,
   Beginning of period                  $116,381,936      $131,035,245      $ 71,456,347 (1)
   Additions during the period
      Loans made                          76,152,875        79,143,575        53,759,887
      Loans purchased                           --                --          49,647,182

   Deductions during period
      Principal collected on loans        78,533,163        93,795,015        43,821,836
      Principal charged off                     --               1,869             6,335
                                        ------------      ------------      ------------

Loans on balance sheet,
   end of period                        $114,001,648      $116,381,936      $131,035,245
                                        ============      ============      ============

(1) Loans on balance sheet include loan-backed certificates where applicable.


                                    Part III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  Not Applicable.

Item 10. Directors and Executive Officers of the Registrant

     Pursuant to Instruction G, the information required by this item (with respect to directors of the registrant) is incorporated herein by reference from the Company's definitive Proxy Statement involving the election of directors. The information with respect to executive officers of the Company has been included in Part I hereof. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the Company's year end.

Item 11. Executive Compensation

     Pursuant to Instruction G, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 2000 annual meeting of shareholders under the caption "Board of Directors - Director Compensation" and "Executive Compensation"; provided however, that the subsection entitled "Executive Compensation - Report on Executive Compensation" shall not be deemed to be incorporated herein by reference. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the Company's year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Pursuant to Instruction G, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 2000 annual meeting of shareholders under the caption "Principal Shareholders". The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the Company's year end.

Item 13. Certain Relationships and Related Transactions

     Pursuant to Instruction G, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 2000 annual meeting of shareholders under the caption "Related Party Transactions". The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the Company's year end.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     1.   Exhibits

          Reference is made to the separate exhibit index contained on page I-1 through I-2 hereof.

     2.   Financial Statements and Financial Statement Schedules

          Reference is made to the separate index in Item 8 of this Annual Report on Form 10-K with respect to the financial statements and schedules filed herewith.

     3.   Reports on Form 8-K

          None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2000.

                                     BANDO McGLOCKLIN CAPITAL CORPORATION

                                     By:  /s/ George R. Schonath
                                          George R. Schonath,
                                          President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2000.

          Signature                                          Title


/s/   George R. Schonath               President and Chief Executive Officer
George R. Schonath                     (Principal Financial Officer)


/s/   Susan J. Hauke                   Vice President Finance
Susan J. Hauke                         (Principal Accounting Officer)


/s/   Salvatore L. Bando               Director
Salvatore L. Bando


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

3.2 By-laws (incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q for the quarterly period ended March 31, 1997).

4.1 Instruments defining the Rights of Security Holders (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarterly period ended March 31, 1999).

4.2 Amended and Restated Credit Agreement dated April 30, 1999, by and among Bando McGlocklin Small Business Lending Corporation, Firstar Bank Milwaukee, N.A., as agent, and the Financial Institutions parties thereto (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended March 31, 1999).

4.3 Credit Agreement dated April 30, 1998, between Bando McGlocklin Captial Corporation and Firstar Bank Milwaukee, N.A., (incorporated by reference to Exhibit 4.5 to the Company's Form 10-Q for the quarterly period ended June 30, 1998).

4.4 First Amendment to Credit Agreement dated June 16, 1998, amends and supplements that certain Credit Agreement dated April 30, 1998, between Bando McGlocklin Capital Corporation and Firstar Bank Milwaukee, N.A., (incorporated by reference to Exhibit 4.6 to the Company's Form 10-Q for the quarterly period ended June 30, 1998).

4.5 Second Amendment to Credit Agreement dated April 30, 1999, amends and supplements that certain Credit Agreement dated April 30, 1998, between Bando McGlocklin Capital Corporation and Firstar Bank Milwaukee, N.A., (incorporated by reference to Exhibit 4.6 to the Company's Form 10-Q for the quarterly period ended June 30, 1999).

4.6 Loan Participation Certificate and Agreement dated May 1, 1997, by and between Bando McGlocklin Small Business Lending Corporation and Security Bank SSB (incorporated by reference to Exhibit 10 to the Company's Form 10-Q for the quarterly period ended June 30, 1997).

4.7 Master Note Purchase Agreement dated January 1, 1997, between the State of Wisconsin Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital Corporation (incorporated by reference to Exhibit 4.7 to the Company's Form 10-Q for the quarterly period ended March 31, 1997).

4.8 First Amendment to Master Note Purchase Agreement dated June 1, 1998, by and among the State of Wisconsin Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital Corporation (incorporated by reference to Exhibit 4.2 to the Company's Form 10-Q for the quarterly period ended June 30, 1998).

4.9 Third Amended and Restated Credit Agreement dated June 1, 1998, by and among State of Wisconsin Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital Corporation (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1998).

Exhibit No.                     Exhibit Description

4.10 Agreement and Plan of Merger dated April 1, 1998, by and among Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Real Estate Investment Corporation (incorporated by reference to
          Exhibit 2.1 to the Company's Form 10-Q for the quarterly period ended September 30, 1998).

4.11 Agreement between Schonath, Kestly, Bando & McGlocklin, Inc. and Bando McGlocklin Small Business Lending Corporation dated July 13, 1998 (incorporated by reference to Exhibit 2.2 to the Company's Form 10-Q for the quarterly period ended September 30, 1998).

10.1 Bando McGlocklin Capital Corporation 1990 Incentive Stock Option Plan (incorporated by reference to Exhibit 7.4 to the Company's Form N-5 Registration Statement, Registration No. 33-51406).

10.2 Bando McGlocklin Capital Corporation 1993 Incentive Stock Option Plan (incorporated by reference to Exhibit (i)(6) to the Company's Pre-Effective Amendment No. 1 to Form N-2 Registration Statement, Registration No. 33-66258).

10.3      Bando   McGlocklin   Capital   Corporation   1997  Stock  Option  Plan
          (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended March 31, 1997).

10.4 Management Services and Allocation of Expenses Agreement, dated September 2, 1997, by and between InvestorsBank and Bando McGlocklin Capital Corporation (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended December 31, 1997).

21        List of subsidiaries of Bando McGlocklin Capital Corporation.

27        Financial Data Schedule (with EDGAR filing only).