Form 10-Q
period 2000-03-31
BANDO MCGLOCKLIN CAPITAL CORP
filed 2000-05-12
CIK 723209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000
                                                --------------

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                         Commission file number: 0-22663


                      BANDO McGLOCKLIN CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)


               Wisconsin                          39-1364345
      ----------------------------            -------------------
      (State or other jurisdiction             (I.R.S. Employer
           of incorporation)                  Identification No.)

         W239 N1700 Busse Road
          Waukesha, Wisconsin                      53188-1160
----------------------------------------           ----------
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

               Yes  X               No
                   ---                 ---

On May 12, 2000, there were 3,841,789 shares outstanding of the Registrant's common stock, 6-2/3 cents par value.

                      BANDO McGLOCKLIN CAPITAL CORPORATION

                                 FORM 10-Q INDEX


PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 2000
          (Unaudited) and December 31, 1999 ...................................3

          Consolidated Statements of Operations - For the Three
          Months Ended March 31, 2000 and 1999 (Unaudited) ....................5

          Consolidated Statements of Cash Flows - For the Three
          Months Ended March 31, 2000 and 1999 (Unaudited) ....................7

          Notes to the Consolidated Financial Statements (Unaudited) ..........8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ................................11


PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings ..........................................15

          Item 2. Changes in Securities ......................................15

          Item 3. Defaults Upon Senior Securities ............................15

          Item 4. Submission of Matters to a Vote of Security Holders ........15

          Item 5. Other Information ..........................................15

          Item 6. Exhibits and Reports on Form 8-K ...........................15

          Signatures .........................................................16

          Exhibit Index ......................................................17

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                       March 31,    December 31,
                                                         2000           1999
                                                     ------------   ------------

ASSETS
Consumer Products
Cash                                                 $    812,114      $ 530,919
Accounts receivable, net of allowance of
  $121,758 and $129,280 as of March 31, 2000
  and December 31, 1999, respectively                   2,834,710      2,954,428
Inventory                                               5,628,264      4,784,645
Prepaid inventory                                         710,019        872,531
Other prepaid expenses                                    395,484        407,361
                                                     ------------   ------------
    Total current assets                               10,380,591      9,549,884
                                                     ------------   ------------
Fixed assets, net of accumulated depreciation
  of $1,519,911 and $1,408,103 as of March 31,
  2000 and December 31, 1999, respectively              2,925,270      2,880,881
Loans                                                     621,968        621,968
Prepaid royalties                                       1,541,666      1,666,667
Prepaid expenses and other assets                         288,926        288,926
Goodwill, net of accumulated amortization
  of $59,386 and $51,640 as of March 31,
  2000 and December 31, 1999, respectively                560,367        568,113
                                                     ------------   ------------
    Total Consumer Products assets                     16,318,788     15,576,439
                                                     ------------   ------------

Financial Services
Cash                                                      358,030      1,509,148
Interest receivable                                       727,245        597,705
Rent receivable                                           114,401        125,436
Other current assets                                       60,140         78,788
                                                     ------------   ------------
    Total current assets                                1,259,816      2,311,077
                                                     ------------   ------------
Loans, net of allowance for doubtful accounts
  of $150,000 as of March 31, 2000 and
  December 31, 1999, respectively                     112,887,292    113,229,680
Leased properties:
  Buildings, net of accumulated depreciation
    of $677,022 and $536,684 as of March 31,
    2000 and December 31, 1999, respectively           22,867,715     17,897,897
  Land                                                  3,377,609      2,848,326
  Construction in progress                              4,504,602      3,324,085
                                                     ------------   ------------
    Total leased properties                            30,749,926     24,070,308

Fixed assets, net of accumulated depreciation
  of $453,653 and $429,167 as of March 31,
  2000 and December 31, 1999, respectively                290,073        313,393
Other assets, net                                         745,520        564,627
                                                     ------------   ------------
    Total Financial Services assets                   145,932,627    140,489,085
                                                     ------------   ------------

    Total Assets                                     $162,251,415   $156,065,524
                                                     ============   ============

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                                                     March 31,     December 31,
                                                       2000            1999
                                                   ------------    ------------

LIABILITIES, MINORITY INTEREST,
PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Consumer Products

Short-term borrowings                              $    500,000    $    200,000
Accounts payable                                        608,218         888,469
Accrued salaries                                        467,845         355,075
Accrued corporate taxes                                 244,326         431,309
Accrued liabilities                                     419,999         336,029
                                                   ------------    ------------
    Total current liabilities                         2,240,388       2,210,882
Long-term debt                                          322,507          29,926
                                                   ------------    ------------
   Total Consumer Products liabilities                2,562,895       2,240,808

Financial Services

Commercial paper                                     57,766,820      68,657,172
Notes payable to banks                                7,500,000       5,000,000
                                                   ------------    ------------
  Short-term borrowings                              65,266,820      73,657,172
Accrued liabilities                                   1,269,729       1,760,157
                                                   ------------    ------------
    Total current liabilities                        66,536,549      75,417,329

State of Wisconsin Investment
  Board notes payble                                 13,333,333      13,666,667
Loan participations with repurchase options          39,402,824      32,724,235
Other long-term debt                                 10,317,398       1,583,761
                                                   ------------    ------------
    Total Financial Services liabilities            129,590,104     123,391,992
                                                   ------------    ------------

Minority interest in subsidiaries                        78,185          41,055
Redeemable Preferred stock, 1 cent par value,
  3,000,000 shares authorized, 674,791 shares
  issued and  outstanding  after deducting
  15,209 shares in treasury as of March 31,
  2000 and December 31, 1999                         16,869,775      16,908,025

Shareholders' Equity

Common stock, 6 2/3 cents par value,
  15,000,000 shares authorized, 4,401,599
  shares issued and outstanding as of
  March 31, 2000 and December 31, 1999,
  respectively, before deducting shares
  in treasury                                           293,441         293,441
Additional paid-in capital                           16,604,744      16,604,744
Retained earnings                                     1,612,307       1,218,617
Treasury stock, at cost (522,710 shares
  and 416,710 shares as of March 31, 2000
  and December 31, 1999, respectively)               (5,360,036)     (4,633,158)
                                                   ------------    ------------
   Total Shareholders' Equity                        13,150,456      13,483,644
                                                   ------------    ------------

   Total Liabilities, Minority Interest,
   Preferred Stock and Shareholders' Equity        $162,251,415    $156,065,524
                                                   ============    ============

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       For the Three Months
                                                          Ended March 31,

                                                       2000            1999
                                                   ------------    ------------
Consumer Products
Net sales                                          $  6,580,718    $  4,218,825
Cost of sales                                         3,336,188       2,133,059
                                                   ------------    ------------
Gross profit                                          3,244,530       2,085,766

Operating expenses
  Sales and marketing                                 1,104,400         909,665
  New product development                               154,911         142,598
  General and administrative                            791,324         506,595
                                                   ------------    ------------
      Total operating expenses                        2,050,635       1,558,858

Other income (expense)
   Interest expense                                     (16,039)         (4,131)
   Other income, net                                     58,362          32,702
                                                   ------------    ------------
      Total other income                                 42,323          28,571

Income before income taxes
  and minority interest                               1,236,218         555,479
Income tax expense                                     (294,207)        (74,174)
Minority interest in earnings
  of subsidiaries                                       (30,816)           (720)
                                                   ------------    ------------
Net income                                              911,195         480,585
                                                   ------------    ------------

Financial Services
Revenues
  Interest on loans                                   2,457,524       2,279,589
  Rental income                                         684,661         633,820
  Other income                                           33,310         159,983
                                                   ------------    ------------
      Total revenues                                  3,175,495       3,073,392
                                                   ------------    ------------

Expenses
  Interest expense                                    2,189,630       1,769,540
  Other operating expenses                              526,851         526,589
                                                   ------------    ------------
      Total expenses                                  2,716,481       2,296,129
                                                   ------------    ------------

Net income                                         $    459,014       $ 777,263
                                                   ------------    ------------

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
                                   (Unaudited)

                                                       For the Three Months
                                                          Ended March 31,

                                                       2000            1999
                                                   ------------    ------------
Total Company

Income before income taxes and
minority interest
  Consumer products                                $  1,236,218    $    555,479
  Financial services                                    459,014         777,263
                                                   ------------    ------------
    Total company                                     1,695,232       1,332,742
Income tax expense                                     (294,207)        (74,174)
Minority interest in earnings of
  subsidiaries                                          (30,816)           (720)
                                                   ------------    ------------

Net income                                            1,370,209       1,257,848
Preferred stock dividends                              (321,498)       (359,748)
                                                   ------------    ------------
Net income available to common
  shareholders                                     $  1,048,711    $    898,100
                                                   ============    ============

Basic Earnings Per Share                           $       0.27    $       0.22
                                                   ============    ============

Diluted Earnings Per Share                         $       0.27    $       0.22
                                                   ============    ============


Segment Reconciliation

Consumer products
  Net income                                       $    911,195    $    480,585
  Intersegment expenses                                (418,193)       (409,292)
                                                   ------------    ------------
Total segment net income                                493,002          71,293

Financial services
  Net income                                            459,014         777,263
  Intersegment income                                   418,193         409,292
                                                   ------------    ------------
Total segment net income                                877,207       1,186,555

Total company net income                           $  1,370,209    $  1,257,848
                                                   ============    ============

                                   BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

                                                       For the Three Months             For the Three Months
                                                       Ended March 31, 2000             Ended March 31, 1999
                                                       --------------------             --------------------
                                                     Consumer        Financial        Consumer        Financial
                                                     Products        Services         Products        Services
                                                   ------------    -------------    ------------    -------------
Cash Flows from Operating Activities:
Net income                                         $   911,195     $    459,014     $   480,585     $    777,263
Adjustments to reconcile net cash
   provided by operating activities:
   Depreciation and amortization                       119,554          164,824         100,653          142,306
   Allowance for doubtful accounts                      (7,522)               -          26,061                -
   Provision for inventory reserve                      25,014                -        (242,027)               -
   Change in appreciation on investments                     -           (5,172)              -           36,203
   Change in minority interest in subsidiaries          37,130                -             721                -
Increase (decrease) in cash due to change in:
   Accounts receivable                                 127,240                -         895,477                -
   Inventory                                        (1,578,652)               -        (770,412)               -
   Interest receivable                                       -         (129,540)                         (84,501)
   Other assets                                      1,009,409         (146,038)        165,048          (83,361)
   Accounts payable                                   (280,251)               -        (195,934)               -
   Other liabilities                                     9,757         (490,428)       (905,123)       2,988,422
                                                   -----------     ------------     -----------     ------------
Net Cash (Used) Provided by Operations                 372,874         (147,340)       (444,951)       3,776,332
                                                   -----------     ------------     -----------     ------------
Cash Flows from Investing Activities:
   Loans made                                                -      (29,158,724)              -      (15,074,609)
   Principal collected on loans                              -       29,501,112               -       19,130,975
   Proceeds from sale of leased properties                   -                -               -          917,150
   Purchase or construction of leased properties             -       (6,819,956)                      (1,162,825)
   Purchase of fixed assets                           (156,197)          (1,166)       (253,779)         (12,910)
                                                   -----------     ------------     -----------     ------------
Net Cash (Used) Provided by Investing                 (156,197)      (6,478,734)       (253,779)       3,797,781
                                                   -----------     ------------     -----------     ------------
Cash Flows from Financing Activities:
   Increase (decrease) in short term borrowings        594,000       (8,390,352)              -       (2,035,416)
   Proceeds from loan participations with
      repurchase options - net                               -       15,413,589               -       (4,868,783)
   Repayment of SWIB notes                                   -         (333,334)                        (333,333)
   (Decrease) in other notes payable                    (1,419)          (1,363)         (1,260)          (1,310)
   Preferred stock dividends paid                            -         (359,748)              -         (359,748)
   Common stock dividends paid                               -         (655,021)              -         (664,038)
   Repurchase of common stock                                -         (726,878)              -                -
                                                   -----------     ------------     -----------     ------------
Net Cash (Used) Provided by Financing                  592,581        4,946,893          (1,260)      (8,262,628)
                                                   -----------     ------------     -----------     ------------
Net intercompany transactions                         (528,063)         528,063        (471,312)         471,312
Net (decrease) increase in cash                        281,195       (1,151,118)     (1,171,302)        (217,203)
Cash, beginning of period                              530,919        1,509,148       2,209,105          626,838
                                                   -----------     ------------     -----------     ------------
Cash, end of period                                $   812,114     $    358,030     $ 1,037,803     $    409,635
                                                   ===========     ============     ===========     ============


              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  NATURE OF BUSINESS

The consolidated financial statements of Bando McGlocklin Capital Corporation (the "Company") include two segments of business; financial services and consumer products. The consolidated financial statements as of and for the periods presented include the accounts of the Company and Bando McGlocklin Small Business Lending Corporation ("BMSBLC") as financial services companies and Lee Middleton Original Dolls, Inc. ("Middleton Doll"), License Products, Inc. ("License Products") and Middleton (HK) Limited ("Middleton (HK)") as consumer product companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

Effective January 1, 2000, Middleton Doll acquired a 51% equity ownership in Middleton (HK), a Hong Kong corporation. Middleton (HK) is a management corporation which provides Middleton Doll with all of its raw materials and finished goods from Asia.


NOTE 2.  BASIS OF PRESENTATION

The  accompanying   unaudited  financial  statements  of  the  Company  and  its majority-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the other information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the period ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 3.  INVENTORY

Inventories of Middleton Doll and License Products are valued at the lower of cost or market. Middleton Doll and License Products utilize the average cost method to determine cost. The components of inventory are as follows:

                                           March 31, 2000      December 31, 1999
                                           --------------      -----------------

Raw materials, net of reserve
  of $260,582 and $235,568,
  respectively                              $  2,283,162          $ 2,157,740
Work in process                                  410,791               90,613
Finished goods                                 2,934,311            2,536,292
                                            ------------          -----------
   Total                                     $ 5,628,264          $ 4,784,645
                                            ============          ===========


NOTE 4.  LONG-TERM DEBT

On March 23, 2000, BMSBLC entered into a Loan and Trust Agreement with one of its correspondent banks for issuance of industrial revenue bonds. The bonds have varying maturities from 2004 through 2015 with interest payments and principal reductions payable monthly to the trustee. The interest rate changes weekly based upon the remarketing agent's lowest rate to permit the sale of the bonds. As of March 31, 2000, the outstanding principal balance was $8,735,000 and the interest rate was 4.1%. The principal balance is included in other long-term debt on the balance sheet.


NOTE 5.  INCOME TAXES

The Company and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders.

Middleton Doll and License Products file their own tax returns. Income tax provision in the accompanying financial statements is based on their operations prior to the elimination of approximately $400,000 of interest and other expenses on transactions with the Company.


NOTE 6.  TREASURY STOCK

During first quarter 2000 the Company purchased 106,000 shares of its common stock in the open market at an average price of $7.49. It is the Company's intention to hold these shares as treasury stock.

NOTE 7.  EARNINGS PER SHARE

See Exhibit 11 for the computation of the net income per common share. The March 31, 1999 per share amount has been restate for the 10% stock dividend as the December 31, 1999 record date.


NOTE 8.  COMMITMENTS

Undisbursed construction loan commitments and lines of credit totaled $8,536,973 at March 31, 2000.


NOTE 9.  SUBSEQUENT EVENTS

As of April 28, 2000, BMSBLC entered into an amended and restated loan agreement with five participating banks. The loan agreement increased the existing facility from a maximum of $70,000,000 to $75,000,000 less the outstanding principal amount of commercial paper and industrial revenue bonds (see Note 4). The facility will continue to bear interest at the prime rate or at the 30, 60, or 90 day LIBOR rate plus one and three-eighths percent. Interest is payable monthly and the loan agreement expires on June 30, 2000.

On April 28, 2000, BMCC entered into an amended credit agreement with one of its correspondent banks providing for an increase of the existing $5,000,000 note to a revolving note of $7,500,000 bearing interest at the prime rate. The additional $2,500,000 is being loaned to InvestorsBancorp, Inc. through a 10 year, fixed rate promissory note. Interest is payable quarterly and the credit agreement expires on June 30, 2000.

It is expected that both of these agreements will be extended for an additional year at the renewal date of June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Amounts presented as of March 31, 2000 and December 31, 1999, and for the three months ended March 31, 2000 and March 31, 1999 include the consolidation of two segments. The financial services segment includes Bando McGlocklin Capital Corporation (the "Company") and Bando McGlocklin Small Business Lending Corporation ("BMSBLC"), a 100% owned subsidiary of the Company. The consumer products segment includes Lee Middleton Original Dolls, Inc. ("Middleton Doll"), a 99% owned subsidiary of the Company, License Products, Inc. ("License Products"), a 51% owned subsidiary of the Company and Middleton (HK) Limited ("Middleton (HK)"), a 51% owned subsidiary of the Company.

Results of Operations

For the three months ended March 31, 2000 and March 31, 1999

The Company's total net income after income taxes and minority interest for the quarter ended March 31, 2000 equaled $1.05 million or $0.27 per share (diluted) as compared to $0.9 million or $0.22 per share (diluted) for the quarter ended March 31, 1999, a 17% increase in net income. The March 31, 1999 per share amount has been restated for the 10% stock dividend as of the December 31, 1999 record date.

Consumer Products

Net income from consumer products after income taxes and minority interest for the quarter ended March 31, 2000 was $0.91 million compared to $0.48 million for the quarter ended March 31, 1999, a 90% increase.

Net sales from consumer products for the quarter ended March 31, 2000 increased 56% to $6.58 million from $4.22 million in the corresponding prior year period. This increase was due to increased sales of $1.78 million at Middleton Doll and $0.58 million at License Products. The majority of the sales increase at Middleton Doll was attributable to the introduction of Small Wonder, the new smaller play doll and a 21% increase in sales of My Own Baby, the original play doll, through its expanding national distribution. Small Wonder's sales for the first quarter were $1.2 million. Cost of sales also increased 56% to $3.34 million for the quarter ended March 31, 2000 from $2.13 million for the prior year quarter. Gross profit margin remained unchanged at 49% for the quarters ended March 31, 2000 and 1999.

Total operating expenses of consumer products for the quarter ended March 31, 2000 were $2.05 million compared to $1.56 million for the quarter ended March 31, 1999, a 31% increase. Middleton Doll's total operating expenses increased $0.46 million due to related expenses stemming from the continued growth of the company. License Products' operating expense increased $0.03 million due to its growth in sales. Sales and marketing expense and new product development increased $0.21 million to $1.26 million for the quarter ended March 31, 2000 compared to $1.05 million for the quarter ended March 31, 1999. The large increase in sales and marketing expense was due to Middleton Doll using a TV advertising campaign for the new Small Wonder play doll. In addition, royalties increased 45% due to the increase in sales volume and catalog costs were higher because Middleton Doll introduced more dolls in 2000 compared to 1999. General and administrative expenses increased $0.28 million over the same period a year ago. Middleton Doll reclassified offsite warehouse expenses from cost of goods sold to general and administrative expenses in 2000. This reclassification of $0.14 million is the result of the warehouse now being used only as a distribution center. During the first quarter of 2000 Middleton Doll had additional personnel expenses of $0.07 million and $0.07 million in other expenses due to growth.

Other income increased to $0.04 million from $0.03 million when compared to the same period a year ago. The minority interest in earnings of subsidiaries increased $0.03 million when comparing the quarter ended March 31, 2000 to the corresponding prior year period due to the acquisition by Middleton Doll of a 51% interest in Middleton (HK) on January 1, 2000. Middleton (HK) had net income of $0.05 million for the quarter ended March 31,2000. Consumer products recorded an income tax expense of $0.29 million for the quarter ended March 31, 2000 as compared to $0.07 million for the quarter ended March 31, 1999, an increase of $0.22 million due to the increase in Middleton Doll's income. The income tax expense is attributable only to Middleton Doll's income since License Products has a net operating loss carryforward to offset its current net income and Middleton (HK)'s earnings are currently being retained in Hong Kong.

Financial Services

Net income from financial services for the quarter ended March 31, 2000 was $0.46 million compared to $0.78 million for the quarter ended March 31, 1999, a 41% decrease.

Total revenues were $3.18 million for the quarter ended March 31, 2000 compared to $3.07 million for the quarter ended March 31, 1999, a 4% increase. Interest on loans increased 8% to $2.46 million for the quarter ended March 31, 2000 from $2.28 million for the comparative quarter. Average loans under management decreased $1.19 million from the first quarter of 2000 compared to the first quarter of 1999 due to normal market competition. However, the average prime rate went up from 7.75% in first quarter 1999 to 8.69% in first quarter 2000.

BMSBLC purchased two leased properties during first quarter 2000. At March 31, 2000, the Company had $26.25 million in leased properties net of construction in progress compared to $20.89 million as of March 31, 1999. Rental income only increased $0.05 million to $0.68 million for the quarter ended March 31, 2000. Due to the timing of the purchase of these new properties, the rental income stream did not start until later in the quarter.

Other income decreased $0.13 million to $0.03 million when comparing March 31, 2000 to March 31, 1999. In the first quarter of 1999 BMSBLC sold two properties for a gain of $0.11 million which was included in other income.

Interest expense increased 24% to $2.19 million for the quarter ended March 31, 2000 as compared to $1.77 million for the quarter ended March 31, 1999. The average debt balance increased $6.98 million in the first quarter of 2000 compared to the first quarter of 1999. In addition, due to the increase in the average prime rate noted above the company's cost of funds increased. During first quarter 1999 the company reduced its interest expense by $0.05 million as a result of an investment swap that matured in June 1999.
The Company has not entered into any new investment swaps.

Operating expenses were the same at $0.53 million for the quarter ended March 31, 2000 and for the quarter ended March 31, 1999.

Overall net income decreased when comparing the first quarter of 2000 to the first quarter of 1999. Interest rate increases for short-term borrowing at the end of 1999 increased the Company's cost of funds at the beginning of 2000. Also, the net interest margin on the portfolio decreased during the first quarter of 2000 due to the rise in long-term borrowing rates.

Liquidity and Capital

Consumer Products

Total assets of consumer products were $16.22 million as of March 31, 2000 and $15.58 million as of December 31, 1999, a 4.1% increase.

Cash increased to $0.81 million at March 31, 2000 from $0.53 million at December 31, 1999.

Accounts receivable, net of the allowance, decreased to $2.83 million at March 31, 2000 from $2.95 million at December 31, 1999. A decrease of $0.20 million is attributable to Middleton Doll, and an increase of $0.08 million is attributable to License Products. Typically both companies are seasonal with higher sales in the third and fourth quarters, which corresponds with a large decrease in the accounts receivable balance in the first quarter of the following year. However, both companies continued to have high sales in the first quarter of 2000 which resulted in only a 4% decrease in the accounts receivable balances at March 31, 2000.

Inventory was $5.63 million at March 31, 2000 compared to $4.78 million at December 31, 1999. Middleton Doll's inventory increased $1.05 million due to new doll lines that were introduced in the first quarter of 2000 while License Products' inventory decreased $0.20 million. Usually the inventory level of Middleton Doll would be very low at December 31 since it would have just finished shipping for the Christmas season.

Fixed assets increased by $0.04 million and other assets and prepaid expenses decreased by $0.41 million.

Middleton Doll increased its short-term borrowings by $0.30 million on a line of credit with a bank during the three months ended March 31, 2000 to fund working capital needs. Middleton (HK) Limited increased its long-term debt by $0.29 million also to fund working capital needs.

Accounts payable decreased by $0.28 million as of March 31, 2000 compared to December 31, 1999. Middleton Doll's accounts payable decreased $0.25 million while License Products' accounts payable decreased $0.03 million. Other liabilities decreased by $0.09 million.

Financial Services

Total assets of financial services were $145.93 million as of March 31, 2000 and $140.49 million as of December 31, 1999, a 3.9% increase.

Cash decreased to $0.36 million at March 31, 2000 from $1.51 million at December 31, 1999.

Interest receivable increased to $0.73 million from $0.60 million. Fixed assets and other assets including prepaid amounts increased in the aggregate by $0.13 million.

Total loans decreased by $0.34 million or 0.3% to $112.89 million at March 31, 2000 from $113.23 million at December 31, 1999 due to normal market competition. The Company expects to replace these loans. Leased properties under management increased $6.68 million due to the purchase of two properties and the construction in progress on two properties.

The financial services' total consolidated indebtedness at March 31, 2000 increased $6.69 million. As of March 31, 2000, financial services had $63.05 million outstanding in long-term debt and $65.27 million outstanding in short-term borrowings compared to $47.97 million outstanding in long-term debt and $73.66 million outstanding in short-term borrowings as of December 31, 1999. During the first quarter of 2000 BMSBLC entered into a long-term debt agreement for $8.74 million which refinanced BMSBLC's short-term borrowings.

The entire short-term borrowings have a stated maturity of April 30, 2000. As of April 28, 2000 the maturity has been extended to June 30, 2000. However, it is the intention of all parties to renew all loan agreements at June 30, 2000 for a twelve month period.

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

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                           BANDO McGLOCKLIN CAPITAL CORPORATION
                                           (Registrant)


Date:  May 12, 2000                        /s/ George R. Schonath
                                           ----------------------
                                           George R. Schonath
                                           President and Chief Executive Officer


Date:  May 12, 2000                        /s/ Susan J. Hauke
                                           ------------------
                                           Susan J. Hauke
                                           Vice President Finance

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                  EXHIBIT INDEX


Exhibit Number                            Exhibit
--------------                            -------

     4.1 Trust Indenture between Bando McGlocklin Small Business Lending Corporation and Firstar Bank, National Association, as trustee, dated March 1, 2000.

    11              Statement Regarding Computation of Per Share Earnings

    27              Financial Data Schedule (EDGAR version only)