Form 10-Q
period 2000-06-30
BANDO MCGLOCKLIN CAPITAL CORP
filed 2000-08-14
CIK 723209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000
                                                -------------

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                         Commission file number: 0-22663


                      BANDO McGLOCKLIN CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)


                  Wisconsin                                     39-1364345
                  ---------                                     ----------
(State or other jurisdiction of incorporation)               (I.R.S. Employer
                                                            Identification No.)

            W239 N1700 Busse Road
             Waukesha, Wisconsin                                53188-1160
            ---------------------                               ----------
   (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (262) 523-4300
                                                           --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X               No
                           -----                -----

On August 14, 2000, there were 3,814,489 shares outstanding of the Registrant's common stock, 6-2/3 cents par value.

                      BANDO McGLOCKLIN CAPITAL CORPORATION

                                 FORM 10-Q INDEX


PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2000
         (Unaudited) and December  31,  1999 ................................. 3

         Consolidated Statements of Operations - For the Three and
         Six Months Ended June 30, 2000 and 1999  (Unaudited) ................ 5

         Consolidated Statements of Cash Flows - For the Six Months
         Ended June 30, 2000 and 1999  (Unaudited) ........................... 7

         Notes to the Consolidated Financial Statements (Unaudited) .......... 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ................................ 11

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings .......................................... 17

         Item 2. Changes in Securities ...................................... 17

         Item 3. Defaults Upon Senior Securities ............................ 17

         Item 4. Submission of Matters to a Vote of Security Holders ........ 17

         Item 5 Other Information ........................................... 17

         Item 6. Exhibits and Reports on Form 8-K ........................... 18

         Signatures ......................................................... 19

         Exhibit Index ...................................................... 20

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                     June 30,       December 31,
                                                       2000             1999
                                                     --------       ------------

ASSETS
Consumer Products
Cash                                              $     859,466    $     530,919
Accounts receivable, net of allowance of
 $117,615 and $129,280 as of June 30, 2000
 and December 31, 1999, respectively                  1,897,850        2,954,428
Inventory                                             7,025,299        4,784,645
Prepaid inventory                                       758,043          872,531
Prepaid corporate taxes                                 357,886                -
Other prepaid expenses                                  473,317          407,361
                                                  -------------    -------------
  Total current assets                               11,371,861        9,549,884
Fixed assets, net of accumulated depreciation
 of $1,629,652 and $1,408,103 as of June 30,
 2000 and December 31, 1999, respectively             3,102,199        2,880,881
Loans                                                   621,968          621,968
Prepaid expenses and other assets                       288,926          288,926
Licensing Agreement                                   1,416,666        1,666,667
Goodwill, net of accumulated amortization of
 $67,132 and $51,640 as of June 30, 2000
 and December 31, 1999, respectively                    552,621          568,113
                                                  -------------    -------------
  Total Consumer Products assets                     17,354,241       15,576,439
                                                  -------------    -------------

Financial Services
Cash                                                  2,816,938        1,509,148
Interest receivable                                     728,722          597,705
Rent receivable                                         183,831          125,436
Loans, net of allowance for doubtful accounts
 of $150,000 as of June 30, 2000 and
 December 31, 1999, respectively                    111,781,971      113,229,680
Leased properties:
  Buildings, net of accumulated depreciation
   of $856,105 and $536,684 as of June 30,
   2000 and December 31, 1999, respectively          29,290,774       17,897,897
  Land                                                4,225,409        2,848,326
  Construction in progress                              108,517        3,324,085
                                                  -------------    -------------
    Total leased properties                          33,624,700       24,070,308
Fixed assets, net of accumulated depreciation
 of $477,232 and $429,167 as of June 30,
 2000 and December 31, 1999, respectively               274,300          313,393
Other assets, net                                       904,699          643,415
                                                  -------------    -------------
   Total Financial Services assets                  150,315,161      140,489,085
                                                  -------------    -------------

   Total Assets                                   $ 167,669,402    $ 156,065,524
                                                  =============    =============

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                                                    June 30,       December 31,
                                                      2000             2000
                                                    --------       ------------
LIABILITIES, MINORITY INTEREST,
PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Consumer Products
Short-term borrowings                            $   1,455,000    $     200,000
Accounts payable                                       815,965          888,469
Accrued salaries                                       441,610          355,075
Accrued corporate taxes                                      -          431,309
Accrued liabilities                                    601,146          336,029
                                                 -------------    -------------
  Total current liabilities                          3,313,721        2,210,882
Long-term debt                                         321,018           29,926
                                                 -------------    -------------
  Total Consumer Products liabilities                3,634,739        2,240,808
                                                 -------------    -------------

Financial Services
Commercial paper                                    62,632,625       68,657,172
Notes payable to banks                               7,759,637        5,000,000
                                                 -------------    -------------
  Short-term borrowings                             70,392,262       73,657,172
State of Wisconsin Investment Board
 notes payble                                       13,000,000       13,666,667
Loan participations with repurchase options         39,216,706       32,724,235
Other long-term debt                                10,181,015        1,583,761
Accrued liabilities                                  1,665,599        1,760,157
                                                 -------------    -------------
  Total Financial Services liabilities             134,455,582      123,391,992
                                                 -------------    -------------

Minority interest in subsidiaries                       52,214           41,055
Redeemable Preferred stock, 1 cent par
 value, 3,000,000 shares authorized, 690,000
 shares issued and outstanding as of June 30,
 2000 and December 31, 1999, respectively,
 before deducting shares in treasury                17,250,000       17,250,000
Treasury stock, at cost (15,809 shares and
 15,209 shares as of June 30, 2000 and
 December 31, 1999, respectively)                     (395,225)        (341,975)

Shareholders' Equity
Common stock, 6 2/3 cents par value,
 15,000,000 shares authorized, 4,401,599
 shares issued and outstanding as of June 30,
 2000 and December 31, 1999, respectively,
 before deducting shares in treasury                   293,441          293,441
Additional paid-in capital                          16,604,744       16,604,744
Retained earnings                                    1,660,448        1,218,617
Treasury stock, at cost (577,510 shares and
 416,710 shares as of June 30, 2000 and
 December 31, 1999, respectively)                   (5,886,541)      (4,633,158)
                                                 -------------    -------------
   Total Shareholders' Equity                       12,672,092       13,483,644
                                                 -------------    -------------

   Total Liabilities, Minority Interest,
   Preferred Stock and Shareholders' Equity      $ 167,669,402    $ 156,065,524
                                                 =============    =============

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 For the Three Months      For the Six Months
                                     Ended June 30,          Ended June 30,

                                   2000        1999        2000         1999
                                ----------  ----------  -----------  ----------
Consumer Products
Net sales                       $5,087,582  $3,927,575  $11,668,300  $8,146,400
Cost of sales                    2,693,633   2,263,654    6,029,821   4,396,713
                                ----------  ----------  -----------  ----------
Gross profit                     2,393,949   1,663,921    5,638,479   3,749,687

Operating expenses
  Sales and marketing            1,089,562     686,469    2,193,962   1,596,134
  New product development          161,666     153,943      316,577     296,541
  General and administrative       882,369     559,915    1,673,693   1,066,510
                                ----------  ----------  -----------  ----------
    Total operating expenses     2,133,597   1,400,327    4,184,232   2,959,185

Other income (expense)
  Interest expense                 (27,651)     (3,764)     (43,690)     (7,895)
  Other income, net                 30,026      46,801       88,388      79,503
                                ----------  ----------  -----------  ----------
    Total other income               2,375      43,037       44,698      71,608

Income before income taxes
 and minority interest             262,727     306,631    1,498,945     862,110
Income tax benefit (expense)       133,166      30,937     (161,041)    (43,237)
Minority interest in
 earnings of subsidiaries           25,972         884       (4,844)        164
                                ----------  ----------  -----------  ----------
Net income                         421,865     338,452    1,333,060     819,037
                                ----------  ----------  -----------  ----------

Financial Services
Revenues
  Interest on loans              2,606,494   2,159,021    5,064,018   4,438,610
  Rental income                  1,052,989     704,714    1,737,650   1,338,534
  Gain on sales of
   leased property                       -     128,611            -     239,568
  Other income                      38,995     134,080       72,305     183,106
                                ----------  ----------  -----------  ----------
    Total revenues               3,698,478   3,126,426    6,873,973   6,199,818
                                ----------  ----------  -----------  ----------

Expenses
  Interest expense               2,477,904   1,690,504    4,667,534   3,460,044
  Depreciation expense on
     leased properties             179,083     123,632      319,421     241,670
  Other operating expenses         434,583     390,563      821,096     799,114
                                ----------  ----------  -----------  ----------
    Total expenses               3,091,570   2,204,699    5,808,051   4,500,828
                                ----------  ----------  -----------  ----------

Net income                      $  606,908  $  921,727  $ 1,065,922  $1,698,990
                                ----------  ----------  -----------  ----------

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
                                   (Unaudited)

                                For the Three Months      For the Six Months
                                   Ended June 30,           Ended June 30,

                                 2000         1999         2000         1999
                              ----------   ----------   -----------  ----------
Total Company

Income before income taxes
 and minority interest
  Consumer products           $  262,727   $  306,631   $1,498,945   $  862,110
  Financial services             606,908      921,727    1,065,922    1,698,990
                              ----------   ----------   ----------   ----------
     Total company               869,635    1,228,358    2,564,867    2,561,100
Income tax benefit (expense)     133,166       30,937     (161,041)     (43,237)
Minority interest in
 earnings of subsidiaries         25,972          884       (4,844)         164
                              ----------   ----------   ----------   ----------

Net income                     1,028,773    1,260,179    2,398,982    2,518,027
Preferred stock dividends       (354,519)    (359,748)    (676,017)    (719,496)
                              ----------   ----------   ----------   ----------
Net income available to
 common shareholders          $  674,254   $  900,431   $1,722,965   $1,798,531
                              ==========   ==========   ==========   ==========

Basic Earnings Per Share          $ 0.18       $ 0.22*      $ 0.44       $ 0.45*
                              ==========   ==========   ==========   ==========

Diluted Earnings Per Share        $ 0.18       $ 0.22*      $ 0.44       $ 0.45*
                              ==========   ==========   ==========   ==========

* Restated for 10% stock dividend as of the December 31, 1999 record date.

Segment Reconciliation

Consumer products
  Net income                  $  421,865   $  338,452   $1,333,060   $  819,037
  Interest expense to parent    (312,737)    (298,197)    (606,296)    (593,465)
  Management fees to parent     (122,546)    (126,042)    (247,180)    (240,066)
                              ----------   ----------   ----------   ----------
Total segment net income         (13,418)     (85,787)     479,584      (14,494)

Financial services
  Net income                     606,908      921,727    1,065,922    1,698,990
  Interest income
   from subsidiary               312,737      298,197      606,296      593,465
  Management fees
   from subsidiary               122,546      126,042      247,180      240,066
                              ----------   ----------   ----------   ----------
Total segment net income       1,042,191    1,345,966    1,919,398    2,532,521

Total company net income      $1,028,773   $1,260,179   $2,398,982   $2,518,027
                              ==========   ==========   ==========   ==========

                          BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                      For the Six Months           For the Six Months
                                                      Ended June 30, 2000          Ended June 30, 1999
                                                      -------------------          -------------------
                                                    Consumer      Financial      Consumer      Financial
                                                    Products      Services       Products      Services
                                                    --------      ---------      --------      ---------
Cash Flows from Operating Activities:
Net income                                        $ 1,333,060   $  1,065,922   $   819,037   $  1,698,990
Adjustments to reconcile net cash
 provided by operating activities:
   Depreciation and amortization                      237,041        367,486       226,479        290,919
   Allowance for doubtful accounts                    (11,665)             -        28,330              -
   Provision for inventory reserve                     25,827              -      (264,040)             -
   Change in appreciation on investments                    -         (5,172)            -         47,407
   Change in minority interest in subsidiaries         11,159              -          (163)             -
Increase (decrease) in cash due to change in:
   Accounts receivable                              1,068,243              -       787,380              -
   Inventory                                       (3,024,524)             -    (1,834,266)             -
   Interest receivable                                      -       (131,017)                      59,076
   Other assets                                     1,056,576       (314,507)      (36,392)       (63,807)
   Accounts payable                                   (72,504)             -      (322,039)             -
   Other liabilities                                 (437,543)       (94,558)   (1,050,133)      (685,927)
                                                  -----------   ------------   -----------   ------------
Net Cash (Used) Provided by Operations                185,670        888,154    (1,645,807)     1,346,658
                                                  -----------   ------------   -----------   ------------
Cash Flows from Investing Activities:
   Loans made                                               -    (24,506,198)            -    (22,115,218)
   Principal collected on loans                             -     25,953,907             -     37,200,905
   Proceeds from sale of leased properties                  -              -             -      2,601,063
   Purchase or construction of leased properties            -     (9,873,813)                  (5,814,212)
   Purchase of fixed assets                          (442,867)        (8,972)     (472,467)       (20,580)
                                                  -----------   ------------   -----------   ------------
Net Cash (Used) Provided by Investing                (442,867)    (8,435,076)     (472,467)    11,851,958
                                                  -----------   ------------   -----------   ------------
Cash Flows from Financing Activities:
   Increase (decrease) in short term borrowings     1,549,000     (3,264,910)    1,600,000     (1,983,669)
   Proceeds from loan participations with
    repurchase options - net                                -     15,092,471             -     (9,467,902)
   Repayment of SWIB notes                                  -       (666,667)                    (666,667)
   (Decrease) in other notes payable                   (2,908)        (2,746)       (2,711)        (2,594)
   Preferred stock dividends paid                           -       (729,267)            -       (719,496)
   Common stock dividends paid                              -     (1,281,134)            -     (1,322,793)
   Repurchase of common stock                               -     (1,253,383)            -       (780,647)
                                                  -----------   ------------   -----------   ------------
Net Cash (Used) Provided by Financing               1,546,092      7,894,364     1,597,289    (14,943,768)
                                                  -----------   ------------   -----------   ------------
Net intercompany transactions                        (960,348)       960,348    (1,567,936)     1,567,936
Net (decrease) increase in cash                       328,547      1,307,790    (2,088,921)      (177,216)
Cash, beginning of period                             530,919      1,509,148     2,209,105        626,838
                                                  -----------   ------------   -----------   ------------
Cash, end of period                               $   859,466   $  2,816,938   $   120,184   $    449,622
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

The balance sheet for consumer products is classified due to its normal business cycle being less than twelve months. Financial services' balance sheet is not classified as its normal business cycle is greater than twelve months.

The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the period ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 3.  INVENTORY

Inventories of Middleton Doll and License Products are valued at the lower of cost or market. Middleton Doll and License Products utilize the average cost method to determine cost. The components of inventory are as follows:

                                                 June 30,        December 31,
                                                   2000              1999
                                                 --------        ------------

Raw materials, net of reserve of
 $261,395 and $235,568, respectively            $2,839,820        $2,157,740
Work in process                                    266,130            90,613
Finished goods                                   3,919,349         2,536,292
                                                ----------        ----------
  Total                                         $7,025,299        $4,784,645
                                                ==========        ==========


NOTE 4.  LONG-TERM DEBT

On March 23, 2000, BMSBLC entered into a Loan and Trust Agreement with one of its correspondent banks for issuance of industrial revenue bonds. The bonds have varying maturities from 2004 through 2015 with interest payments and principal reductions payable monthly to the trustee. The interest rate changes weekly based upon the remarketing agent's lowest rate to permit the sale of the bonds. As of June 30, 2000, the outstanding principal balance was $8,600,000 and the interest rate was 4.85%. The principal balance is included in other long-term debt on the balance sheet.

As of April 28, 2000, BMSBLC entered into an amendment to its amended and restated loan agreement with five participating banks. The loan agreement increased the existing facility from a maximum of $70,000,000 to $75,000,000 less the outstanding principal amount of commercial paper and industrial revenue bonds (see Note 4). The facility will continue to bear interest at the prime rate or at the 30, 60, or 90 day LIBOR rate plus one and three-eighths percent. Interest is payable monthly and the loan agreement expires on June 30, 2000. On June 30, 2000, the parties entered into an additional amendment extending the maturity date to June 30, 2001.

On April 28, 2000, BMCC entered into an amended credit agreement with one of its correspondent banks providing for an increase of the existing $5,000,000 note to a revolving note of $7,500,000 bearing interest at the prime rate. The additional $2,500,000 is being loaned to InvestorsBancorp, Inc. through a 10 year, fixed rate promissory note. Interest is payable quarterly and the credit agreement expires on June 30, 2000. On June 30, 2000, the parties entered into an additional amendment extending the maturity date to June 30, 2001.

NOTE 5.  INCOME TAXES

The Company and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders.

Middleton Doll and License Products file their own tax returns. Income tax provision in the accompanying financial statements is based on their operations prior to the elimination of approximately $0.85 million of interest and other expenses on transactions with the Company. In addition, $0.30 million of income earned by License Products is offset by net operating loss carry forwards.


NOTE 6.  TREASURY STOCK

During the first six months of 2000 the Company purchased 160,800 shares of its common stock in the open market at an average price of $7.79. It is the Company's intention to hold these shares as treasury stock.

The Company also purchased 600 shares of its preferred stock in the open market at an average price of $16.81. The Company intends to hold these shares as treasury stock.


NOTE 7.  EARNINGS PER SHARE

See Exhibit 11 for the computation of the net income per common share. The June 30, 1999 per share amount has been restated for the 10% stock dividend as of the December 31, 1999 record date.


NOTE 8.  COMMITMENTS

Undisbursed construction loan commitments and lines of credit totaled $5,817,139 at June 30, 2000.


NOTE 9.           SUBSEQUENT EVENTS

Subsequent to the quarter ending June 30, 2000 License Products determined that a portion of its inventory was obsolete due to the breakdown of negotiations in July 2000 with various third parties. The effect of this was to reduce July 2000 income from operations by approximately $300,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Amounts presented as of June 30, 2000 and December 31, 1999, and for the three months and the six months ended June 30, 2000 and June 30, 1999 include the consolidation of two segments. The financial services segment includes Bando McGlocklin Capital Corporation (the "Company") and Bando McGlocklin Small Business Lending Corporation ("BMSBLC"), a 100% owned subsidiary of the Company. The consumer products segment includes Lee Middleton Original Dolls, Inc. ("Middleton Doll"), a 99% owned subsidiary of the Company, License Products, Inc. ("License Products"), a 51% owned subsidiary of the Company and Middleton
(HK) Limited ("Middleton (HK)"), a 51% owned subsidiary of the Company.

Results of Operations

For the three months ended June 30, 2000 and June 30, 1999

The Company's total net income after income taxes and minority interest for the quarter ended June 30, 2000 equaled $0.67 million or $0.18 per share (diluted) as compared to $0.90 million or $0.22 per share (diluted) for the quarter ended June 30, 1999, a 26% decrease in net income. The June 30, 1999 per share amount has been restated for the 10% stock dividend as of the December 31, 1999 record date.

Consumer Products

Net income from consumer products after income taxes and minority interest for the quarter ended June 30, 2000 was $0.42 million compared to $0.34 million for the quarter ended June 30, 1999, a 24% increase. After giving effect to interest and management fees paid to the Company, the consumer products segment lost $13,000 and $86,000 for the quarters ended June 30, 2000 and June 30, 1999, respectively.

Net sales from consumer products for the quarter ended June 30, 2000 increased 30% to $5.09 million from $3.93 million in the corresponding prior year period. This increase was due to increased sales of $0.54 million at Middleton Doll and $0.62 million at License Products. The majority of the sales increase at Middleton Doll was attributable to the introduction of Small Wonder, the new smaller play doll. Small Wonder's sales for the second quarter were $0.67 million. Cost of sales also increased 19% to $2.69 million for the quarter ended June 30, 2000 from $2.26 million for the prior year quarter. Gross profit margin increased to 47% at June 30, 2000 from 42% at June 30, 1999. During 1999 gross profit was lower than normal due to higher factory overhead costs and lower sales.

Total operating expenses of consumer products for the quarter ended June 30, 2000 were $2.13 million compared to $1.40 million for the quarter ended June 30, 1999, a 52% increase. Middleton Doll's total operating expenses increased $0.74 million due to related expenses stemming from the continued growth of the company while License Products' operating expenses decreased $0.01 million. Sales and marketing expense and new product development increased $0.41 million to $1.25 million for the quarter ended June 30, 2000 compared to $0.84 million for the quarter ended June 30, 1999. The increase in sales and marketing expense was due to Middleton Doll increasing advertising with new larger retailers and due to new point-of-purchase displays for J.C. Penney catalog centers. In addition, to increase distribution, a new dealer campaign was started. General and administrative expenses increased $0.32 million over the same period a year ago. Middleton Doll reclassified offsite warehouse expenses from cost of goods sold to general and administrative expenses in 2000. This reclassification of $0.16 million is the result of the warehouse now being used only as a distribution center. Also included in the $0.16 million expenses was the relocation costs of moving the distribution center to a suburb of Columbus, Ohio during second quarter. During the second quarter of 2000 Middleton Doll had additional personnel expenses of $0.10 million and $0.06 million in other expenses due to growth. License Products reduced their general and administrative costs by $0.3 million.

Other income decreased $0.04 million when compared to the same period a year ago primarily due to increases in interest expense. The minority interest in earnings of subsidiaries decreased for the quarter ended June 30, 2000 due to a net loss of $0.05 million at Middleton (HK). On January 1, 2000 Middleton Doll acquired a 51% interest in Middleton (HK). Consumer products recorded an income tax benefit of $0.13 million for the quarter ended June 30, 2000 as compared to $0.03 million for the quarter ended June 30, 1999, an increase of $0.10 million due to the decrease in Middleton Doll's income on an unconsolidated basis. Income tax expense is attributable only to Middleton Doll's income since License Products has a net operating loss carryforward to offset its current net income and Middleton (HK)'s earnings are currently being retained in Hong Kong.

Financial Services

Net income from financial services for the quarter ended June 30, 2000 was $0.61 million compared to $0.92 million for the quarter ended June 30, 1999, a 34% decrease. After giving effect to interest and management fees paid to the Company by Middleton Doll, net income was $1.04 million and $1.35 million for the three month periods ended June 30, 2000 and June 30, 1999, respectively, a decline of 23%.

Total revenues were $3.70 million for the quarter ended June 30, 2000 compared to $3.13 million for the quarter ended June 30, 1999, an 18% increase. Interest on loans increased 21% to $2.61 million for the quarter ended June 30, 2000 from $2.16 million for the comparative quarter. Average loans under management increased $4.23 million when comparing the second quarter of 2000 to the second quarter of 1999. The average prime rate increased from 7.75% in the second quarter of 1999 to 9.25% in second quarter of 2000.

BMSBLC purchased one leased property during the second quarter of 2000 and completed construction on three additional leased properties. At June 30, 2000, the Company had $33.62 million in leased properties compared to $24.98 million as of June 30, 1999. Rental income increased $0.35 million to $1.05 million for the quarter ended June 30, 2000.

In the second quarter of 1999 BMSBLC sold two properties for a gain of $0.13 million. No properties were sold during 2000. Other income decreased $0.01 million when comparing the three months ended June 30, 2000 to June 30, 1999 due to prepayment penalties which were received in 1999 and not in 2000.

Interest expense increased 47% to $2.48 million for the quarter ended June 30, 2000 as compared to $1.69 million for the quarter ended June 30, 1999. The average debt balance increased $19.33 million in the second quarter of 2000 compared to the second quarter of 1999. The increase in debt is the result of the purchase of additional leased properties, the increase in loan growth and the increase in treasury stock. In addition, due to the increase in the average prime rate noted above the company's cost of funds increased. During the second quarter of 1999 the company reduced its interest expense by $0.04 million as a result of an investment swap that matured in June 1999. The Company has not entered into any new investment swaps.

Due to the increase in leased properties, depreciation expense was $0.06 million higher when comparing the second quarter of 2000 to the second quarter of 1999. Other operating expenses increased $0.04 million for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 due to management fees to InvestorsBank increasing due to the increase in leased properties and higher loan balances.

Overall net income decreased when comparing the second quarter of 2000 to the second quarter of 1999 partially due to higher interest rates. The financial services segment had an increase in operating expenses as a result of the purchase of additional leased properties in 2000 and a decrease in other income due to the nonrecurring income in 1999 from prepayment penalties and the sale of leased properties.

For the six months ended June 30, 2000 and June 30, 1999

The Company's total net income after income taxes and minority interest for the six months ended June 30, 2000 equaled $1.72 million or $0.44 per share (diluted) as compared to $1.80 million or $0.45 per share (diluted) for the six months ended June 30, 1999, a 4% decrease in net income. The June 30, 1999 per share amount has been restated for the 10% stock dividend as of the December 31, 1999 record date.

Consumer Products

Net income from consumer products after income taxes and minority interest for the six months ended June 30, 2000 was $1.33 million compared to $0.82 million for the six months ended June 30, 1999, a 62% increase. After giving effect to interest and management fees paid to the Company, the net income was $0.48 million for the six months ended June 30, 2000 compared to a loss of $14,000 for the same period in 1999.

Net sales from consumer products for the six months ended June 30, 2000 increased 43% to $11.67 million from $8.15 million in the corresponding prior year period. This increase was due to increased sales of $2.33 million at Middleton Doll and $1.19 million at License Products. The majority of the sales increase at Middleton Doll was attributable to the introduction of Small Wonder, the new smaller play doll. Small Wonder's sales for the first six months were $2.0 million. Cost of sales also increased 37% to $6.03 million for the six months ended June 30, 2000 from $4.40 million for the prior year's six months. Gross profit margin was 48% for the six months ended June 30, 2000 and was 46% for the six months ended June 30, 1999. During 1999 gross profit was lower than normal due to higher factory overhead costs and lower sales.

Total operating expenses of consumer products for the six months ended June 30, 2000 were $4.18 million compared to $2.96 million for the six months ended June 30, 1999, a 41% increase. Middleton Doll's total operating expenses increased $1.22 million due to related expenses stemming from the continued growth of the company. Sales and marketing expense and new product development increased $0.62 million to $2.51 million for the six months ended June 30, 2000 compared to $1.89 million for the six months ended June 30, 1999. The increase in sales and marketing expense was due to Middleton Doll increasing advertising with new retailers and due to new point-of-purchase displays for J.C. Penney catalog centers. In addition, to increase distribution, a new dealer campaign was started. Catalog costs were also higher because Middleton Doll introduced more dolls in 2000 than in 1999. In addition, royalties increased 33% due to the increase in sales volume. General and administrative expenses increased $0.61 million over the same period a year ago. Middleton Doll reclassified offsite warehouse expenses from cost of goods sold to general and administrative expenses in 2000. This reclassification of $0.30 million is the result of the warehouse now being used only as a distribution center. During the first six months of 2000 Middleton Doll had additional personnel expenses of $0.18 million and $0.13 million in other expenses due to growth.

Other income decreased to $0.04 million from $0.07 million when compared to the same period a year ago primarily due to increases in interest expense. The minority interest in earnings of subsidiaries decreased for the six months ended June 30, 2000 due to a net loss of $0.04 million at Middleton (HK). On January 1, 2000 Middleton Doll acquired a 51% interest in Middleton (HK). Consumer products recorded an income tax expense of $0.16 million for the six months ended June 30, 2000 as compared to $0.04 million for the six months ended June 30, 1999, an increase of $0.12 million due to the increase in Middleton Doll's income. The income tax expense is attributable only to Middleton Doll's income since License Products has a net operating loss carryforward to offset its current net income and Middleton (HK)'s earnings are currently being retained in Hong Kong.

Financial Services

Net income from financial services for the six months ended June 30, 2000 was $1.07 million compared to $1.70 million for the six months ended June 30, 1999, a 37% decrease. After giving effect to interest and management fees paid to the Company by Middleton Doll, net income was $1.92 million and $2.53 million for the six month periods ended June 30, 2000 and June 30, 1999, respectively, a decline of 24%.

Total revenues were $6.87 million for the six months ended June 30, 2000 compared to $6.20 million for the six months ended June 30, 1999, an 11% increase. Interest on loans increased 14% to $5.06 million for the six months ended June 30, 2000 from $4.44 million for the comparative quarter. Average loans under management increased $1.76 million for the first six months of 2000 compared to the first six months of 1999. The average prime rate also increased from 7.75% for the first six months of 1999 to 8.97% for the first six months of 2000.

BMSBLC purchased three leased properties during the first six months of 2000 and completed construction on three additional properties. At June 30, 2000, the Company had $33.62 million in leased properties compared to $24.07 million as of December 31, 1999. Rental income increased $0.40 million to $1.74 million for the six months ended June 30, 2000 compared to $1.34 million for the six months ended June 30, 1999.

In the second half of 1999 BMSBLC sold four properties for a gain of $0.24 million. No properties were sold during 2000. Other income decreased $0.11 million when comparing the six months ended June 30, 2000 to June 30, 1999 due to prepayment penalties and fees which were received in 1999 and not in 2000.

Interest expense increased 35% to $4.67 million for the six months ended June 30, 2000 as compared to $3.46 million for the six months ended June 30, 1999. The average debt balance increased $12.95 million in the first six months of 2000 compared to the first six months of 1999. Also the company's cost of funds increased due to the increase in interest rates, as noted above. During first quarter 1999 the company reduced its interest expense by $0.09 million as a result of an investment swap that matured in June 1999. The Company has not entered into any new investment swaps.

Due to the increase in leased properties, depreciation expense increased 33% to $0.32 million for the first half of 2000 compared to $0.24 million for the first half of 1999. Other operating expenses increased 2.5% to $0.82 million for the six months ended June 30, 2000 as compared to $0.80 million for the six months ended June 30, 1999 due to an increase in management fees to InvestorsBank.

Overall net income decreased when comparing the first six months of 2000 to the first six months of 1999. Interest rate increases for short-term borrowing at the end of 1999 increased the Company's cost of funds at the beginning of 2000. Also, the net interest margin on the portfolio decreased during the first half of 2000 due to the rise in long-term borrowing rates. In the second quarter overall net income decreased due to the increase in operating expenses in 2000 and the additional income in 1999 from prepayment penalties and the sale of leased properties.


Liquidity and Capital

Consumer Products

Total assets of consumer products were $17.35 million as of June 30, 2000 and $15.58 million as of December 31, 1999, an 11% increase.

Cash increased to $0.86 million at June 30, 2000 from $0.53 million at December 31, 1999.

Accounts receivable, net of the allowance, decreased to $1.90 million at June 30, 2000 from $2.95 million at December 31, 1999. A decrease of $1.17 million is attributable to Middleton Doll, and an increase of $0.12 million is attributable to License Products. Typically both companies are seasonal with higher sales in the third and fourth quarters, which results in a decrease in the accounts receivable balance in the following year.

Inventory was $7.02 million at June 30, 2000 compared to $4.78 million at December 31, 1999. Middleton Doll's inventory increased $2.13 million due to new doll lines while License Products' inventory increased $0.11 million. The increase in inventories is necessary to meet the expected increase in third and fourth quarter sales.
Fixed assets increased by $0.22 million and other assets and prepaid expenses decreased by $0.04 million.

Middleton Doll increased its short-term borrowings by $1.26 million on a line of credit with a bank during the six months ended June 30, 2000 to fund working capital needs. Middleton (HK) Limited increased its long-term debt by $0.29 million also to fund working capital needs. Both companies are increasing their inventory levels for an expected increase in sales during the third and fourth quarters of 2000.

Accounts payable decreased by $0.07 million as of June 30, 2000 compared to December 31, 1999. Middleton Doll's accounts payable remained the same while License Products' accounts payable decreased $0.07 million. Other liabilities decreased by $0.08 million.

Financial Services

Total assets of financial services were $150.32 million as of June 30, 2000 and $140.49 million as of December 31, 1999, a 7% increase.

Cash increased to $2.82 million at June 30, 2000 from $1.51 million at December 31, 1999.

Interest receivable increased to $0.73 million from $0.60 million. Fixed assets and other assets including prepaid amounts increased in the aggregate by $0.28 million.

Total loans decreased by $1.45 million or 1.3% to $111.78 million at June 30, 2000 from $113.23 million at December 31, 1999 due to normal market competition. Leased properties under management increased $9.55 million due to the purchase of three properties and the completion of construction in progress on three properties.

The financial services' total consolidated indebtedness at June 30, 2000 increased $11.16 million as a result of the increase in leased properties, treasury stock and cash. As of June 30, 2000, financial services had $62.40 million outstanding in long-term debt and $70.39 million outstanding in short-term borrowings compared to $47.97 million outstanding in long-term debt and $73.66 million outstanding in short-term borrowings as of December 31, 1999. During the first quarter of 2000 BMSBLC entered into a long-term debt agreement for $8.74 million which refinanced BMSBLC's short-term borrowings.

The entire short-term borrowings have a stated maturity of June 30, 2000. As of that date the maturities were extended to June 30, 2001.

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

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 3, 2000, the annual meeting of shareholders was held. At the meeting, Robert A. Cooper and David A. Geraldson were elected by the holders of Preferred Stock, voting as a separate class, to serve as Directors of the Company until the next annual meeting of shareholders. Peter A. Fischer and Salvatore L. Bando were elected by the holders of the Preferred Stock and the Common Stock, voting together, to serve as Directors of the Company until the next annual meeting of shareholders. The Common Stock and Preferred Stock shareholders also ratified the appointment of BDO Seidman, LLP as the Company's independent public accountants for the year ending December 31, 2000.

          There were 3,971,889 issued and outstanding shares of Common Stock outstanding and 674,791 issued and outstanding shares of Preferred Stock at the time of the annual meeting. The voting on each item presented at the annual meeting was as follows:

                                                            For        Withheld
                                                            ---        --------
          Election of Director
             Preferred Stock votes:
             Robert A. Cooper                             651,878       11,230
             David A. Geraldson                           651,578       11,530

             Preferred and Common Stock votes:
             Peter A. Fischer                           4,221,920        38,437
             Salvatore L. Bando                         4,212,269        48,088


                                       For       Against    Abstain      Total
                                       ---       -------    -------      -----
          Ratification of
           Accountants              4,210,909     20,685     28,763    4,260,357

Item 5.   OTHER INFORMATION

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)    List of Exhibits

          The Exhibits to this Quarterly Report on Form 10-Q are identified on the Exhibit Index hereto.

   (b)    Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                           BANDO McGLOCKLIN CAPITAL CORPORATION
                                           (Registrant)


Date:    August 14, 2000                   /s/ George R. Schonath
                                           ----------------------
                                           George R. Schonath
                                           President and Chief Executive Officer


Date:    August 14, 2000                   /s/ Susan J. Hauke
                                           ------------------
                                           Susan J. Hauke
                                           Vice President Finance

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                  EXHIBIT INDEX


Exhibit
Number      Exhibit

  4.1 Third Amendment to Credit Agreement between Bando McGlocklin Capital Corporation and Firstar Bank, dated April 28, 2000.

  4.2 Fourth Amendment to Credit Agreement between Bando McGlocklin Capital Corporation and Firstar Bank, dated June 30, 2000.

  4.3 Second Amendment to Amended and Restated Credit Agreement between Bando McGlocklin Small Business Lending Corporation and Firstar Bank, as agent for the Lenders, dated April 28, 2000.

  4.4 Third Amendment to Amended and Restated Credit Agreement between Bando McGlocklin Small Business Lending Corporation and Firstar Bank, as agent for the Lenders, dated June 30, 2000.

 11         Statement Regarding Computation of Per Share Earnings

 27         Financial Data Schedule (EDGAR version only)