Form 10-Q
period 2000-09-30
BANDO MCGLOCKLIN CAPITAL CORP
filed 2000-11-14
CIK 723209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000
                                                ------------------

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                         Commission file number: 0-22663


                      BANDO McGLOCKLIN CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)


              Wisconsin                                  39-1364345
              ---------                                  ----------
    (State or other jurisdiction
          of incorporation)                 (I.R.S. Employer Identification No.)

         W239 N1700 Busse Road
         Waukesha, Wisconsin                             53188-1160
         -------------------                             ----------
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

On November 14, 2000, there were 3,727,589 shares outstanding of the Registrant's common stock, 6-2/3 cents par value.

                      BANDO McGLOCKLIN CAPITAL CORPORATION

                                 FORM 10-Q INDEX


PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30,
         2000 (Unaudited) and December 31, 1999 .............................  3

         Consolidated Statements of Operations - For the
         Three and Nine Months Ended September 30, 2000
         and 1999 (Unaudited) ...............................................  5

         Consolidated Statements of Cash Flows - For the Nine
         Months Ended September 30, 2000 and 1999 (Unaudited) ...............  7

         Notes to the Consolidated Financial Statements (Unaudited) .........  8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ................................ 11

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ......................................... 18

         Item 2.  Changes in Securities ..................................... 18

         Item 3.  Defaults Upon Senior Securities ........................... 18

         Item 4.  Submission of Matters to a Vote of Security Holders ....... 18

         Item 5   Other Information ......................................... 18

         Item 6.  Exhibits and Reports on Form 8-K .......................... 18

         Signatures ......................................................... 19

         Exhibit Index ...................................................... 20

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                   September 30,    December 31,
                                                       2000             1999
                                                   -------------    ------------

ASSETS
Consumer Products
Cash                                                $    691,409    $    530,919
Accounts receivable, net of allowance of
 $182,889 and $129,280 as of September 30,
 2000 and December 31, 1999, respectively              3,887,638       2,954,428
Inventory                                              7,485,552       4,784,645
Prepaid inventory                                        195,769         872,531
Prepaid corporate taxes                                  236,988               -
Other prepaid expenses                                   179,416         407,361
                                                    ------------    ------------
   Total current assets                               12,676,772       9,549,884
Fixed assets, net of accumulated
 depreciation of $1,779,512 and $1,408,103
 as of September 30, 2000 and December 31,
 1999, respectively                                    3,225,746       2,880,881
Loans                                                    621,968         621,968
Prepaid expenses and other assets                        525,914         288,926
Licensing Agreement                                    1,291,666       1,666,667
Goodwill, net of accumulated amortization
 of $74,878 and $51,640 as of June 30,
 2000 and December 31, 1999, respectively                544,875         568,113
                                                    ------------    ------------
   Total Consumer Products assets                     18,886,941      15,576,439
                                                    ------------    ------------

Financial Services
Cash                                                     718,052       1,509,148
Interest receivable                                      781,384         597,705
Rent receivable                                          256,476         125,436
Loans, net of allowance for doubtful
 accounts of $150,000 as of September 30,
 2000 and December 31, 1999, respectively            107,810,650     113,229,680
Leased properties:
  Buildings, net of accumulated depreciation
   of $1,026,737 and $536,684 as of
   September 30, 2000 and December 31, 1999,
   respectively                                       31,668,511      17,897,897
  Land                                                 4,834,436       2,848,326
  Construction in progress                               108,517       3,324,085
                                                    ------------    ------------
   Total leased properties                            36,611,464      24,070,308
Fixed assets, net of accumulated
 depreciation of $499,619 and $429,167 as
 of September 30, 2000 and December 31, 1999,
 respectively                                            251,913         313,393
Other assets, net                                      1,355,000         643,415
                                                    ------------    ------------
   Total Financial Services assets                   147,784,939     140,489,085
                                                    ------------    ------------

   Total Assets                                     $166,671,880    $156,065,524
                                                    ============    ============

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                                                  September 30,    December 31,
                                                      2000             1999
                                                  -------------    ------------

LIABILITIES, MINORITY INTEREST,
PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Consumer Products
Short-term borrowings                              $  1,955,000    $    200,000
Accounts payable                                      1,420,752         888,469
Accrued salaries                                        322,273         355,075
Accrued corporate taxes                                       -         431,309
Accrued liabilities                                     623,953         336,029
                                                   ------------    ------------
   Total current liabilities                          4,321,978       2,210,882
Long-term debt                                          319,455          29,926
                                                   ------------    ------------
   Total Consumer Products liabilities                4,641,433       2,240,808
                                                   ------------    ------------

Financial Services
Commercial paper                                     62,691,156      68,657,172
Notes payable to banks                                8,157,575       5,000,000
                                                   ------------    ------------
   Short-term borrowings                             70,848,731      73,657,172
State of Wisconsin Investment Board notes payble     12,666,667      13,666,667
Loan participations with repurchase options          33,870,252      32,724,235
Other long-term debt                                 13,849,623       1,583,761
Accrued liabilities                                   1,650,509       1,760,157
                                                   ------------    ------------
   Total Financial Services liabilities             132,885,782     123,391,992
                                                   ------------    ------------

Minority interest in subsidiaries                        53,822          41,055
Redeemable Preferred stock, 1 cent par value,
 3,000,000 shares authorized, 690,000 shares
 issued and outstanding as of September 30,
 2000 and December 31, 1999 respectively,
 before deducting shares in treasury                 17,250,000      17,250,000
Treasury stock, at cost (15,809 shares and
 15,209 shares as of September 30, 2000 and
 December 31, 1999, respectively)                      (395,225)       (341,975)

Shareholders' Equity
Common stock, 6 2/3 cents par value,
 15,000,000 shares authorized, 4,401,599
 shares issued and outstanding as of
 September 30, 2000 and December 31, 1999
 respectively, before deducting shares in
 treasury                                               293,441         293,441
Additional paid-in capital                           16,604,744      16,604,744
Retained earnings                                     1,702,955       1,218,617
Treasury stock, at cost (631,510 shares and
 416,710 shares as of September 30, 2000 and
 December 31, 1999, respectively)                    (6,365,072)     (4,633,158)
                                                   ------------    ------------
   Total Shareholders' Equity                        12,236,068      13,483,644
                                                   ------------    ------------

   Total Liabilities, Minority Interest,
   Preferred Stock and Shareholders' Equity        $166,671,880    $156,065,524
                                                   ============    ============

                    BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)

                                          For the Three Months         For the Nine Months
                                          Ended September 30,          Ended September 30,

                                           2000          1999           2000          1999
                                        ----------    ----------    -----------    -----------
Consumer Products
Net sales                               $7,553,151    $6,849,590    $19,221,451    $14,995,990
Cost of sales                            4,037,254     3,733,899     10,067,075      8,130,612
                                        ----------    ----------    -----------    -----------
Gross profit                             3,515,897     3,115,691      9,154,376      6,865,378

Operating expenses
  Sales and marketing                    1,300,494     1,001,311      3,494,456      2,597,445
  New product development                  182,564       182,236        499,141        478,777
  General and administrative             1,119,630       499,118      2,793,323      1,565,628
                                        ----------    ----------    -----------    -----------
   Total operating expenses              2,602,688     1,682,665      6,786,920      4,641,850

Other income (expense)
  Interest expense                         (54,147)      (52,037)       (97,837)       (54,564)
  Other income, net                         15,550         4,355        103,938         78,490
                                        ----------    ----------    -----------    -----------
   Total other income (expense)            (38,597)      (47,682)         6,101         23,926

Income before income taxes
 and minority interest                     874,612     1,385,344      2,373,557      2,247,454
Income tax expense                        (279,145)     (360,913)      (440,186)      (404,150)
Minority interest in earnings
 of subsidiaries                            (1,607)       (6,269)        (6,451)        (6,105)
                                        ----------    ----------    -----------    -----------
Net income                                 593,860     1,018,162      1,926,920      1,837,199
                                        ----------    ----------    -----------    -----------

Financial Services
Revenues
  Interest on loans                      2,589,329     2,038,930      7,653,347      6,477,540
  Rental income                          1,017,439       733,968      2,755,089      2,072,502
  Gain on sales of leased property          36,471             -         36,471        239,568
  Other income                              46,597        37,113        118,902        220,219
                                        ----------    ----------    -----------    -----------
   Total revenues                        3,689,836     2,810,011     10,563,809      9,009,829
                                        ----------    ----------    -----------    -----------

Expenses
  Interest expense                       2,622,316     1,682,604      7,289,850      5,142,648
  Depreciation expense on
   leased properties                       197,072       134,955        516,493        376,625
  Other operating expenses                 437,736       371,990      1,258,832      1,171,104
                                        ----------    ----------    -----------    -----------
   Total expenses                        3,257,124     2,189,549      9,065,175      6,690,377
                                        ----------    ----------    -----------    -----------

Net income                              $  432,712    $  620,462    $ 1,498,634    $ 2,319,452
                                        ==========    ==========    ===========    ===========

                    BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
                                         (Unaudited)

                                          For the Three Months          For the Nine Months
                                          Ended September 30,           Ended September 30,

                                           2000          1999           2000          1999
                                        ----------    ----------    -----------    -----------
Total Company

Income before income taxes and
minority interest
   Consumer products                    $   874,612   $ 1,385,344   $ 2,373,557    $ 2,247,454
   Financial services                       432,712       620,462     1,498,634      2,319,452
                                        -----------   -----------   -----------    -----------
      Total company                       1,307,324     2,005,806     3,872,191      4,566,906
Income tax expense                         (279,145)     (360,913)     (440,186)      (404,150)
Minority interest in earnings of
   subsidiaries                              (1,607)       (6,269)       (6,451)        (6,105)
                                        -----------   -----------   -----------    -----------

Net income                                1,026,572     1,638,624     3,425,554      4,156,651
Preferred stock dividends                  (359,749)     (359,748)   (1,035,766)    (1,079,244)
                                        -----------   -----------   -----------    -----------
Net income available to common
 shareholders                           $   666,823   $ 1,278,876   $ 2,389,788    $ 3,077,407
                                        ===========   ===========   ===========    ===========

Basic Earnings Per Share                     $ 0.18        $ 0.32*       $ 0.62         $ 0.77
                                        ===========   ===========   ===========    ===========

Diluted Earnings Per Share                   $ 0.18        $ 0.32*       $ 0.62         $ 0.76
                                        ===========   ===========   ===========    ===========

* Restated for 10% stock dividend as of the December 31, 1999 record date.

Segment Reconciliation

Consumer products
  Net income                            $   593,860   $ 1,018,162   $ 1,926,920    $ 1,837,199
  Interest expense to parent               (308,655)     (303,016)     (914,951)      (896,481)
  Management fees to parent                (126,105)      (90,135)     (373,285)      (330,201)
                                        -----------   -----------   -----------    -----------
Total segment net income                    159,100       625,011       638,684        610,517

Financial services
  Net income                                432,712       620,462     1,498,634      2,319,452
  Interest income from subsidiary           308,655       303,016       914,951        896,481
  Management fees from subsidiary           126,105        90,135       373,285        330,201
                                        -----------   -----------   -----------    -----------
Total segment net income                    867,472     1,013,613     2,786,870      3,546,134

Total company net income                $ 1,026,572   $ 1,638,624   $ 3,425,554    $ 4,156,651
                                        ===========   ===========   ===========    ===========

                        BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)


                                              For the Nine Months              For the Nine Months
                                            Ended September 30, 2000         Ended September 30, 1999
                                           Consumer         Financial       Consumer         Financial
                                           Products         Services        Products         Services
                                          -----------     ------------     -----------     ------------
Cash Flows from Operating Activities:
Net income                                $ 1,926,920     $  1,498,634     $ 1,837,199     $  2,319,452
Adjustments to reconcile net cash
  provided by operating activities:
  Depreciation and amortization               394,647          586,945         344,088          451,243
  Allowance for doubtful accounts              53,609                -               -                -
  Provision for inventory reserve              86,592                -               -                -
  Change in appreciation on
   investments                                      -          (17,688)              -           54,337
  Change in minority interest in
   subsidiaries                                12,767                -           6,105                -
Increase (decrease) in cash due
 to change in:
  Accounts receivable                        (986,819)               -        (396,281)               -
  Inventory                                (2,983,268)               -      (1,984,728)               -
  Interest receivable                               -         (183,679)                         101,621
  Other assets                              1,001,501         (824,937)        329,182          (76,394)
  Accounts payable                            532,283                -        (264,985)               -
  Other liabilities                          (176,187)        (109,648)       (746,230)        (306,281)
                                          -----------     ------------     -----------     ------------
Net Cash (Used) Provided by Operations       (137,955)         949,627        (875,650)       2,543,978
                                          -----------     ------------     -----------     ------------
Cash Flows from Investing Activities:
   Loans made                                       -      (32,762,171)              -      (30,439,209)
   Principal collected on loans                     -       38,181,201               -       49,427,430
   Proceeds from sale of leased
    properties                                      -          555,722               -        2,601,063
   Purchase or construction of
    leased properties                               -      (13,613,371)                      (8,484,122)
   Purchase of fixed assets                  (716,274)          (8,972)       (579,506)         (23,252)
                                          -----------     ------------     -----------     ------------
Net Cash (Used) Provided by Investing        (716,274)      (7,647,591)       (579,506)      13,081,910
                                          -----------     ------------     -----------     ------------
Cash Flows from Financing Activities:
   Increase (decrease) in short
    term borrowings                         2,049,000       (2,808,441)      1,606,863         (729,186)
   Proceeds from loan participations
     with repurchase options - net                          13,416,017               -      (11,132,541)
   Repayment of SWIB notes                          -       (1,000,000)                      (1,000,000)
   (Decrease) in other notes payable           (4,471)          (4,138)         (4,001)          (3,901)
   Preferred stock dividends paid                   -       (1,089,016)              -       (1,079,244)
   Common stock dividends paid                      -       (1,905,450)              -       (1,974,880)
   Repurchase of common stock                       -       (1,731,914)              -         (780,647)
                                          -----------     ------------     -----------     ------------
Net Cash Provided (Used) by Financing       2,044,529        4,877,058       1,602,862      (16,700,399)
                                          -----------     ------------     -----------     ------------
Net intercompany transactions              (1,029,810)       1,029,810      (1,860,654)       1,860,654
Net increase (decrease) in cash               160,490         (791,096)     (1,712,948)         786,143
Cash, beginning of period                     530,919        1,509,148       2,209,105          626,838
                                          -----------     ------------     -----------     ------------
Cash, end of period                       $   691,409     $    718,052     $   496,157     $  1,412,981
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

The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the period ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 3.  INVENTORY

Inventories of Middleton Doll and License Products are valued at the lower of cost or market. Middleton Doll and License Products utilize the average cost method to determine cost. The components of inventory are as follows:

                                          September 30,     December 31,
                                              2000              1999
                                          -------------     ------------
     Raw materials, net of reserve
      of $322,160 and $235,568,
      respectively                         $ 3,374,775       $ 2,157,740
     Work in process                           451,330            90,613
     Finished goods                          3,659,447         2,536,292
                                           -----------       -----------
         Total                             $ 7,485,552       $ 4,784,645
                                           ===========       ===========


NOTE 4.  LONG-TERM DEBT

On March 23, 2000, BMSBLC entered into a Loan and Trust Agreement with one of its correspondent banks for issuance of industrial revenue bonds. The bonds have varying maturities from 2004 through 2015 with interest payments and principal reductions payable monthly to the trustee. The interest rate changes weekly based upon the remarketing agent's lowest rate to permit the sale of the bonds. As of September 30, 2000, the outstanding principal balance was $8,470,000 and the interest rate was 5.6%. The principal balance is included in other long-term debt on the balance sheet.

As of June 30, 2000, BMSBLC entered into an amendment to its amended and restated loan agreement with five participating banks. The loan agreement provides for a maximum principal of $75,000,000 less the outstanding principal amount of commercial paper and industrial revenue bonds. The facility bears interest at the prime rate or at the 30, 60, or 90 day LIBOR rate plus one and three-eighths percent. Interest is payable monthly and the loan agreement expires on June 30, 2001.

On June 30, 2000, BMCC entered into an amended credit agreement with one of its correspondent banks providing for a note of $8,500,000 bearing interest at the prime rate. Interest is payable quarterly and the credit agreement expires on June 30, 2001. As of September 30, 2000, the outstanding principal balance was $7,950,000.

On September 15, 2000, BMSBLC entered into a Letter of Credit Agreement with one of its correspondent banks for issuance of industrial revenue bonds. The bonds mature in 2012 with quarterly interest payments and a yearly principal reduction payable to the trustee. The interest rate changes quarterly based upon the remarketing agent's lowest rate to permit the sale of the bonds. As of September 30, 2000, the outstanding principal balance was $3,800,000 and the interest rate was 4.55%. The principal balance is included in other long term debt on the balance sheet.

NOTE 5.  INCOME TAXES

The Company and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders.

Middleton Doll and License Products file their own tax returns. Income tax provision in the accompanying financial statements is based on their operations prior to the elimination of approximately $1.29 million of interest and other expenses on transactions with the Company. In addition, $0.05 million of income earned by License Products is offset by net operating loss carryforwards.


NOTE 6.  TREASURY STOCK

During the first nine months of 2000 the Company purchased 214,800 shares of its common stock in the open market at an average price of $8.06. It is the Company's intention to hold these shares as treasury stock.

The Company also purchased 600 shares of its preferred stock in the open market at an average price of $16.81. The Company intends to hold these shares as treasury stock.


NOTE 7.  EARNINGS PER SHARE

See Exhibit 11 for the computation of the net income per common share. The September 30, 1999 per share amount has been restated for the 10% stock dividend as of the December 31, 1999 record date.


NOTE 8.  COMMITMENTS

Undisbursed construction loan commitments and lines of credit totaled $5,724,434 at September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Amounts presented as of September 30, 2000 and December 31, 1999, and for the three months and the nine months ended September 30, 2000 and September 30, 1999 include the consolidation of two segments. The financial services segment includes Bando McGlocklin Capital Corporation (the "Company") and Bando McGlocklin Small Business Lending Corporation ("BMSBLC"), a 100% owned subsidiary of the Company. The consumer products segment includes Lee Middleton Original Dolls, Inc. ("Middleton Doll"), a 99% owned subsidiary of the Company, License Products, Inc. ("License Products"), a 51% owned subsidiary of the Company and Middleton (HK) Limited ("Middleton (HK)"), a 51% owned subsidiary of the Company.

Results of Operations

For the three months ended September 30, 2000 and September 30, 1999

The Company's total net income available to common shareholders for the quarter ended September 30, 2000 equaled $0.67 million or $0.18 per share (diluted) as compared to $1.28 million or $0.32 per share (diluted) for the quarter ended September 30, 1999, a 48% decrease in net income. The September 30, 1999 per share amount has been restated for the 10% stock dividend as of the December 31, 1999 record date.

Consumer Products

Net income from consumer products after income taxes and minority interest for the quarter ended September 30, 2000 was $0.59 million compared to $1.02 million for the quarter ended September 30, 1999, a 42% decrease. After giving effect to interest and management fees paid to the Company, the consumer products segment income was $0.16 million and $0.63 million for the quarters ended September 30, 2000 and September 30, 1999, respectively.

Net sales from consumer products for the quarter ended September 30, 2000 increased 10% to $7.55 million from $6.85 million in the corresponding prior year period. This increase was due to increased sales of $0.69 million at Middleton Doll and $0.01 million at License Products. Middleton Doll's new line of Small Wonder dolls, the new smaller play doll, accounted for an increase in sales of $1.29 million in the third quarter of 2000. This was offset by a decline of $0.60 million in the other doll lines during the quarter. Cost of sales also increased 8% to $4.04 million for the quarter ended September 30, 2000 from $3.73 million for the prior year quarter. Gross profit margin increased to 47% at September 30, 2000 from 45% at September 30, 1999. The increase in gross profit margin was primarily attributable to the improved pricing structure on the collectible doll lines which accounted for 21% of sales for the quarter ended September 30, 2000.

Total operating expenses of consumer products for the quarter ended September 30, 2000 were $2.60 million compared to $1.68 million for the quarter ended September 30, 1999, a 55%
increase. Middleton Doll's total operating expenses increased $0.87 million due to related expenses stemming from the continued growth of the company while License Products' operating expenses increased $0.05 million. Sales and marketing expense and new product development increased $0.30 million to $1.48 million for the quarter ended September 30, 2000 compared to $1.18 million for the quarter ended September 30, 1999. New marketing and sales promotions related to the introduction of the Small Wonder doll accounted for $0.13 million of the increase. Dealer advertising programs accounted for an additional $0.10 million of the increase with additional sales staffing and the opening of a New York showroom accounting for the balance of the increase. General and administrative expenses increased $0.62 million over the same period a year ago. Middleton Doll reclassified offsite warehouse expenses from cost of goods sold to general and administrative expenses in 2000. This reclassification of $0.24 million is the result of the warehouse being relocated to Columbus, Ohio, and being used only as a distribution center. Personnel expenses increased $0.17 million during the quarter due to growth and due to the staffing of the new distribution center. Nonrecurring expenses of $0.17 million were due to the relocation of the sales and marketing offices to a suburb of Columbus, Ohio, during the third quarter. Other third quarter expenses increased $0.02 million. General and administrative costs at License Products increased by $0.02 million.

Other income decreased $0.01 million when compared to the same period a year ago primarily due to increases in interest expense. The minority interest in earnings of subsidiaries decreased for the quarter ended September 30, 2000 due to a net loss at License Products. Consumer products recorded an income tax expense of $0.28 million for the quarter ended September 30, 2000 as compared to $0.36 million for the quarter ended September 30, 1999, a decrease of $0.08 million due to the decrease in Middleton Doll's income on an unconsolidated basis. Income tax expense is attributable only to Middleton Doll's income since License Products has a net loss for the quarter and Middleton (HK)'s earnings are currently being retained in Hong Kong.


Financial Services

Net income from financial services for the quarter ended September 30, 2000 was $0.43 million compared to $0.62 million for the quarter ended September 30, 1999, a 31% decrease. After giving effect to interest and management fees paid to the Company by Middleton Doll, net income was $0.87 million and $1.01 million for the three month periods ended September 30, 2000 and September 30, 1999, respectively, a decline of 14%.

Total revenues were $3.69 million for the quarter ended September 30, 2000 compared to $2.81 million for the quarter ended September 30, 1999, a 31% increase. Interest on loans increased 27% to $2.59 million for the quarter ended September 30, 2000 from $2.04 million for the comparative quarter. Average loans under management increased $8.21 million when comparing the third quarter of 2000 to the third quarter of 1999. The average prime rate increased from 8.10% in the third quarter of 1999 to 9.50% in third quarter of 2000.

BMSBLC purchased three leased properties and sold one leased property during the third quarter of 2000. Rental income increased $0.28 million to $1.02 million for the quarter ended

September 30, 2000 and the Company owned $36.61 million in leased properties at September 30, 2000.

In the third quarter of 2000 BMSBLC sold one property for a gain of $0.04 million. No properties were sold during the third quarter of 1999. Other income increased $0.01 million when comparing the three months ended September 30, 2000 to September 30, 1999 due to an increase in interest income on short-term investments.

Interest expense increased 56% to $2.62 million for the quarter ended September 30, 2000 as compared to $1.68 million for the quarter ended September 30, 1999. The average debt balance increased $22.03 million in the third quarter of 2000 compared to the third quarter of 1999. The increase in debt is the result of the purchase of additional leased properties and the funding of an increase in treasury stock. In addition, due to the increase in the average prime rate noted above the company's cost of funds increased and the interest rate spread narrowed on debt swap agreements. During the third quarter of 2000 debt swap agreements contributed $0.06 million of expense while during the third quarter of 1999 debt swap agreements contributed $0.18 million of income. Net interest margin decreased to 2.89% for the quarter ended September 30, 2000 compared to 3.50% for the quarter ended September 30, 1999.

Due to the increase in leased properties, depreciation expense was $0.06 million higher when comparing the third quarter of 2000 to the third quarter of 1999. Other operating expenses increased $0.07 million for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999. Management fees to InvestorsBank increased $0.03 million due to the increase in leased properties and higher loan balances. Legal fees and leased property expenses increased $0.02 million each.

Overall net income decreased when comparing the third quarter of 2000 to the third quarter of 1999 for both the consumer products and the financial services segments. The consumer products segment's net income decreased due to an increase in operating expenses. These expenses were incurred in order to meet increased product demand and to provide a framework for future growth. The financial services segment's net income decreased due to the narrowing of interest rate spreads during the quarter.


For the nine months ended September 30, 2000 and September 30, 1999

The Company's total net income available to common shareholders for the nine months ended September 30, 2000 equaled $2.39 million or $0.62 per share (diluted) as compared to $3.08 million or $0.76 per share (diluted) for the nine months ended September 30, 1999, a 22% decrease in net income. The September 30, 1999 per share amount has been restated for the 10% stock dividend as of the December 31, 1999 record date.

Consumer Products

Net income from consumer products after income taxes and minority interest for the nine months ended September 30, 2000 was $1.93 million compared to $1.84 million for the nine months ended September 30, 1999, a 5% increase. After giving effect to interest and management fees paid to the Company, the net income was $0.64 million for the nine months ended September 30, 2000 compared to $0.61 million for the same period in 1999.

Net sales from consumer products for the nine months ended September 30, 2000 increased 28% to $19.22 million from $15.0 million in the corresponding prior year period. This increase was due to increased sales of $3.01 million at Middleton Doll and $1.21 million at License Products. Middleton Doll's new line of Small Wonder dolls, the new smaller play doll, accounted for an increase in sales of $3.26 million for the nine months ended September 30, 2000. This was offset by a decline of $0.25 million in the other doll lines during the same period. Cost of sales also increased 24% to $10.07 million for the nine months ended September 30, 2000 from $8.13 million for the prior year's nine months. Gross profit margin was 48% for the nine months ended September 30, 2000 and was 46% for the nine months ended September 30, 1999. The increase in gross profit margin was primarily attributable to the improved pricing structure on the collectible doll lines which accounted for 58% of sales for the nine months ended September 30, 2000.

Total operating expenses of consumer products for the nine months ended September 30, 2000 were $6.79 million compared to $4.64 million for the nine months ended September 30, 1999, a 46% increase. Middleton Doll's total operating expenses increased $2.08 million due to related expenses stemming from the continued growth of the company. Sales and marketing expense and new product development increased $0.92 million to $3.99 million for the nine months ended September 30, 2000 compared to $3.07 million for the nine months ended September 30, 1999. The increase in sales and marketing expense was primarily related to the introduction of the Small Wonder doll in 2000. Additional expenses were due to dealer advertising programs, the opening of a New York showroom and additional sales staff. Royalties increased 24% due to the increase in sales volume. General and administrative expenses increased $1.23 million over the same period a year ago. Middleton Doll reclassified offsite warehouse expenses from cost of goods sold to general and administrative expenses in 2000. This reclassification of $0.54 million is the result of the warehouse being relocated to Columbus, Ohio, and being used only as a distribution center. Personnel expenses increased during the quarter due to growth and due to the staffing of the new distribution center. Nonrecurring expenses of $0.29 million were due to the relocation of the sales and marketing offices to a suburb of Columbus, Ohio, during the third quarter and to the establishment of the new distribution center during the second quarter.

Other income decreased $0.02 million when compared to the same period a year ago primarily due to increases in interest expense. The minority interest in earnings of subsidiaries remained constant for both periods. Consumer products recorded an income tax expense of $0.44 million for the nine months ended September 30, 2000 as compared to $0.40 million for the nine months ended September 30, 1999, an increase of $0.04 million due to the increase in Middleton Doll's income. The income tax expense is attributable only to Middleton Doll's income since License Products has a net operating loss carryforward to offset its current net income and Middleton (HK)'s earnings are currently being retained in Hong Kong.

Financial Services

Net income from financial services for the nine months ended September 30, 2000 was $1.50 million compared to $2.32 million for the nine months ended September 30, 1999, a 35% decrease. After giving effect to interest and management fees paid to the Company by Middleton Doll, net income was $2.79 million and $3.55 million for the nine month periods ended September 30, 2000 and June 30, 1999, respectively, a decline of 21%.

Total revenues were $10.56 million for the nine months ended September 30, 2000 compared to $9.01 million for the nine months ended June 30, 1999, a 17% increase. Interest on loans increased 18% to $7.65 million for the nine months ended September 30, 2000 from $6.48 million for the comparative quarter. Average loans under management increased $3.96 million for the first nine months of 2000 compared to the first nine months of 1999. The average prime rate also increased from 7.87% for the first nine months of 1999 to 9.15% for the first nine months of 2000.

BMSBLC purchased six leased properties during the first nine months of 2000 and completed construction on three additional properties. At September 30, 2000, the Company had $36.61 million in leased properties compared to $24.07 million as of December 31, 1999. Rental income increased $0.69 million to $2.76 million for the nine months ended September 30, 2000 compared to $2.07 million for the nine months ended September 30, 1999.

In the first nine months of 2000 BMSBLC sold one property for a gain of $0.04 million. During the same period in 1999 BMSBLC sold four properties for a gain of $0.24 million. Other income decreased $0.10 million when comparing the nine months ended September 30, 2000 to September 30, 1999 due to prepayment penalties which were received in 1999 and not in 2000.

Interest expense increased 42% to $7.29 million for the nine months ended September 30, 2000 as compared to $5.14 million for the nine months ended September 30, 1999. The average debt balance increased $15.49 million in the first nine months of 2000 compared to the first nine months of 1999. The increase in debt is the result of the purchase of additional leased properties and the funding of an increase in treasury stock. In addition, due to the increase in the average prime rate noted above the company's cost of funds increased and the interest rate spread narrowed on debt swap agreements. During the nine months ended September 30, 2000 debt swap agreements contributed $0.01 million of expense while during the nine months ended September 30, 1999 debt swap agreements contributed $0.67 million of income. Net interest margin decreased to 3.06% for the nine months ended September 30, 2000 compared to 3.50% for the nine months ended September 30, 1999.

Due to the increase in leased properties, depreciation expense increased 37% to $0.52 million for the first nine months of 2000 compared to $0.38 million for the first nine months of 1999. Other operating expenses increased 8% to $1.26 million for the nine months ended September 30, 2000 as compared to $1.17 million for the nine months ended September 30, 1999. Management fees to InvestorsBank increased $0.07 million due to the increase in leased properties and higher loan balances. Legal fees increased $0.02 million and leased property expenses increased $0.05 million during the period. Changes in the value of investments caused a net decrease in expense of $0.07 million between the two periods.

Overall net income decreased when comparing the first nine months of 2000 to the first nine months of 1999. Interest rate increases were the primary cause of the decrease. Short-term borrowing at the end of 1999 increased the Company's cost of funds at the beginning of 2000, and the net interest margin on the portfolio decreased during the second and third quarters of 2000.


Liquidity and Capital

Consumer Products

Total assets of consumer products were $18.89 million as of September 30, 2000 and $15.58 million as of December 31, 1999, a 21% increase.

Cash increased to $0.69 million at September 30, 2000 from $0.53 million at December 31, 1999.

Accounts receivable, net of the allowance, increased to $3.89 million at September 30, 2000 from $2.95 million at December 31, 1999. An increase of $0.78 million is attributable to Middleton Doll, and an increase of $0.16 million is attributable to License Products. Typically both companies are seasonal with higher sales in the third and fourth quarters, which results in an increase in the accounts receivable balances during those periods.

Inventory was $7.49 million at September 30, 2000 compared to $4.78 million at December 31, 1999. Middleton Doll's inventory increased $2.55 million due to new doll lines while License Products' inventory increased $0.16 million. The increase in inventories was necessary to meet the expected increase in fourth quarter sales.

Fixed assets increased by $0.34 million and other assets and prepaid expenses decreased by $0.84 million due mainly to a decrease in prepaid inventory items and due to the amortization of the licensing agreement.

Middleton Doll increased its short-term borrowings by $1.76 million on a line of credit with a bank during the nine months ended September 30, 2000 to fund working capital needs. Middleton (HK) Limited increased its long-term debt by $0.29 million also to fund working capital needs. Both companies have increasing accounts receivable and inventory levels due to increased sales during 2000.

Accounts payable increased by $0.53 million as of September 30, 2000 compared to December 31, 1999. Middleton Doll's accounts payable increased by $0.61 million while License Products' accounts payable decreased $0.08 million. Other liabilities decreased by $0.18 million.

Financial Services

Total assets of financial services were $147.78 million as of September 30, 2000 and $140.49 million as of December 31, 1999, a 5% increase.

Cash decreased to $0.72 million at September 30, 2000 from $1.51 million at December 31, 1999.

Interest and rent receivable increased to $1.04 million from $0.72 million. Fixed assets and other assets including prepaid amounts increased in the aggregate by $0.65 million.

Total loans decreased by $5.42 million or 4.8% to $107.81 million at September 30, 2000 from $113.23 million at December 31, 1999 due to normal market competition. Leased properties under management increased $12.54 million due to the purchase of six properties and the completion of construction in progress on three properties.

The financial services' total consolidated indebtedness at September 30, 2000 increased $9.61 million as a result of the increase in leased properties and the funding of an increase in treasury stock. As of September 30, 2000, financial services had $60.39 million outstanding in long-term debt and $70.85 million outstanding in short-term borrowings compared to $47.97 million outstanding in long-term debt and $73.66 million outstanding in short-term borrowings as of December 31, 1999. During the first quarter of 2000 BMSBLC entered into a long-term debt agreement for $8.74 million which refinanced BMSBLC's short-term borrowings.

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

              (b)  Reports on Form 8-K

                   A report on Form 8-K was filed by the Company dated September 22, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                           BANDO McGLOCKLIN CAPITAL CORPORATION
                                           (Registrant)


Date:    November 14, 2000                 /s/ George R. Schonath
                                           ----------------------
                                           George R. Schonath
                                           President and Chief Executive Officer


Date:    November 14, 2000                 /s/ Susan J. Hauke
                                           ------------------
                                           Susan J. Hauke
                                           Vice President Finance

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