Form 10-K405
period 2000-12-31
BANDO MCGLOCKLIN CAPITAL CORP
filed 2001-03-30
CIK 723209

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the year ended December 31, 2000;

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
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
         of incorporation)

        W239 N1700 Busse Road
         Waukesha, Wisconsin                             53188-1160
        ---------------------                            ----------
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (262) 523-4300
--------------------------------------------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

            Title of Class                             Title of Class
  Common Stock, 6-2/3 cents Par Value          Preferred Stock, $0.01 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at March 15, 2001 was $20,442,476.

     The number of shares of common stock outstanding at March 15, 2001 was 3,727,589.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Bando McGlocklin Capital Corporation Proxy Statement for the 2001 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant's year, and upon such filing, to be incorporated by reference into
Part III).

                      BANDO McGLOCKLIN CAPITAL CORPORATION

                       Index to Annual Report on Form 10-K
                      For the Year Ended December 31, 2000


PART  I ...................................................................... 2

   Item 1.   Description  of  Business ....................................... 2

   Item 2.   Properties ...................................................... 7

   Item 3.   Legal  Proceedings .............................................. 7

   Item 4.   Submission of Matters to a Vote of Security Holders ............. 7

PART II ...................................................................... 7

   Item 5.   Market for Common Equity and Related Stockholder Matters ........ 7

   Item 6.   Selected Financial Data (In thousands, except per share data) ... 8

   Item 7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations (for the years ended December 31,
             2000,  1999 and 1998) ........................................... 9

   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ......16

   Item 8.   Financial Statement and Supplementary Data ......................18

PART  III ....................................................................55

   Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure .............................55

   Item 10.  Directors and Executive Officers of the Registrant ..............55

   Item 11.  Executive  Compensation .........................................55

   Item 12.  Security Ownership of Certain Beneficial Owners and
             Management ......................................................55

   Item 13.  Certain Relationships and Related Transactions ..................56

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K ........................................................56



                                       (i)

                                     Part I

Item 1.   Description of Business

                                  Introduction

     Bando McGlocklin Capital Corporation (the "Company") was incorporated in February, 1980 to provide long-term secured loans to small businesses. At present the Company consists of two business segments, the Financial Services Business and the Consumer Products Business.

     The Financial Services Business segment consists of the Company and the wholly-owned subsidiary Bando McGlocklin Small Business Lending Corporation (BMSBLC). Both the Company and BMSBLC are operated as a real estate investment trust ("REIT") pursuant to the provisions of Section 856 of the Internal Revenue Code of 1986, as amended. The principal business of the segment is making loans and leasing buildings to small businesses. The segment also participates in loans with third party loan originators.

     The Consumer Products Business segment consists of a 99% equity interest in Lee Middleton Original Dolls, Inc. ("Middleton Doll"), represented by 100% of the outstanding non-voting common stock of Lee Middleton, a 51% interest in Middleton (HK) Limited and a 51% interest in License Products, Inc. ("License Products"), which are held by Middleton Doll. Middleton Doll is a manufacturer of vinyl collectible dolls and a distributor of vinyl play dolls and resin figures. Middleton (HK) Limited is a Hong Kong corporation that provides Middleton Doll will all of its raw material and finished goods from Asia. License Products designs, develops and markets a line of quality, proprietary time pieces. George R. Schonath, President and Chief Operating Officer, owns 100% of the voting common stock of Middleton Doll, representing 1% of its total equity. As a REIT, the Company was prohibited from owning more than 10% of the voting common stock of any corporation that was not a REIT except for a so-called "Taxable Real Estate Investment Trust Subsidiary" ("TRS") under the Internal Revenue Code of 1986, as amended. Middleton Doll, Middleton (HK) Limited and License Products all became TRS's as of January 1, 2001.

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

     The Company's loan and leased property portfolio is managed by the Bank for an annual fee, payable monthly, equal to 25 basis points of the total dollar amount of loans under management and 6% of the rents from leased properties. Overhead expenses and rent are also shared by the Bank and the Company, as well as certain expenses of employees providing accounting, reporting and related services to the Company.

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

     At December 31, 2000 the Company owned 24 buildings and had entered into long-term lease agreements for all properties. During the year the Company sold two properties, purchased six new properties and finished construction on two additional properties. The

Company anticipates that it will continue to construct or purchase additional industrial or commercial properties to lease.

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

     Employees

     On December 31, 2000, the Company employed only its President and Senior Vice President. All other duties are performed by Bank employees pursuant to the Management Agreement.

                           Consumer Products Business

     Lee Middleton Original Dolls, Inc.

     Lee Middleton Original Dolls, Inc., headquartered in Westerville, Ohio with the manufacturing facility located in Belpre, Ohio, is a 99% owned subsidiary of the Company, with the President of the Company owning the remaining 1%. Middleton Doll is a manufacturer of artist designed vinyl collectible dolls and a distributor of vinyl play dolls and resin figures. Middleton Doll uses a multi-step process to manufacture its vinyl dolls that includes (1) rotational molding to create body parts for dolls, (2) painting, eyeing and wigging each doll, and (3) dressing the dolls in custom designed clothes.

     Although it has two retail locations, Middleton Doll does not primarily sell directly to consumers. The core of its business is the distribution of its collectible doll lines through a network of over 2,000 independent, specialty retail stores. Additional distribution has been acquired through national retailers such as JCPenney, Toys-R-Us, Spiegel, FAO Schwartz and others. In 2000 a new play doll line targeted at a competitive price for the toy market and imported from China increased distribution to more national retailers such as K-B Toys, Arnes,

Bradlees and Boscov's. In addition to traditional retail outlets, Middleton's products are sold on TV through the Home Shopping Network and on the Internet through electronic retailers such as TRU@amazon.com, KBKids.com and others.

     Middleton Doll sells its products throughout the United States. Distribution is also slowly expanding into Canada, Japan and other foreign markets. Competition is with various other doll manufacturers including Madam Alexander, Ashton-Drake and European manufacturers such as Gotz and Zapf. Middleton Doll's strategy for future growth is to expand its product lines and to increase distribution into the mass market.

     On January 1, 2000 Middleton Doll acquired a 51% equity ownership position in a new Hong Kong corporation, Middleton (HK) Limited, which supplies Middleton Doll with raw materials and finished goods from Asia. The owner of the remaining 49% is affiliated with a former supplier used by Middleton Doll. Also during 2000 Middleton Doll moved its warehouse and distribution center from Belpre, Ohio to Columbus, Ohio to better serve its major customers. In September 2000, Middleton Doll also moved its sales and marketing staff to a new company headquarters in Westerville, Ohio, a suburb of Columbus.


     License Products, Inc.

     License Products is a 51% owned subsidiary of Middleton Doll. License Products, located in Hartland, Wisconsin, designs, develops and markets a line of quality, proprietary time pieces. The products of the Company are distributed nationwide through major retail account channels.

     Employees

     The Consumer Products Business employs approximately 170 persons.

     Seasonality

     The Consumer Products Business tends to be seasonal with the strongest months being September, October and November.

     Large Customers

     One customer, JCPenney, accounted for approximately 13% of the Consumer Products Business' total revenues for 2000.

     Backlog

     The backlog of the Consumer Products Business was approximately $860,000 as of December 31, 2000, all of which should be filled during 2001.

                      Revenues of Principal Product Groups

     The following table sets forth (in thousands of dollars), for each of the last three years, revenues attributable to the Company's principal product groups:

                                12/31/00        12/31/99        12/31/98
                                --------        --------        --------
Revenues
  Loan Portfolio                $ 10,185        $  8,552        $ 10,698
  Real Estate Portfolio            3,801           3,490           1,184
  Dolls                           25,468          21,140          17,807
  Time Pieces                      3,603           2,326           1,939
  Other                              406             439             447
                                --------        --------        --------
    Total                       $ 43,463        $ 35,947        $ 32,075


                               Segment Information

     Financial information concerning the Company's business segments is incorporated by reference from the consolidated financial statements on pages 21 to 24 herein.

                               Executive Officers

     George R. Schonath, 60, has served as Chief Executive Officer of the Company since 1983 and as President since July, 1997. Mr. Schonath has also served as President and Chief Executive Officer of InvestorsBancorp, Inc. and the Bank since they were established in 1997. Until July, 1997, he served as a director (since 1980) and Chairman of the Board (since 1983) of the Company.

     Jon McGlocklin, 57, has served as a Senior Vice President of the Company since July, 1997. Mr. McGlocklin has served as a director of InvestorsBancorp, Inc. since 1997. Until February 2001 Mr. McGlocklin had also served as Senior Vice President of InvestorsBancorp, Inc. and Senior Vice President of the Bank since they were established in 1997. He has also served as President of Healy Manufacturing, Inc., Menomonee Falls, Wisconsin, since 1997, and as an announcer for the Milwaukee Bucks, an NBA basketball team, since 1976. Until July, 1997, he served as a director (since 1980) and President (since 1991) of the Company.

     Susan J. Hauke, 35, has been the Company's Vice President - Finance, Secretary and Treasurer since 1997. In 1997, Ms. Hauke was also appointed Controller, Vice President - Finance and Secretary of InvestorsBancorp, Inc. and Controller, Vice President-Finance, and Treasurer of the Bank. From 1991 until 1997, Ms. Hauke served as Controller for the Company and was a senior accountant at PricewaterhouseCoopers LLP before joining the Company.

     Scott J. Russell, 41, has been a Senior Vice President of the Company since 1997 and InvestorsBancorp, Inc. since February, 1998 and a Senior Vice President and Lending Officer of the Bank since 1997. From 1994 until 1997, Mr. Russell served as a Vice President of the Company and was a corporate banker with the Bank of Tokyo, Chicago, Illinois, prior to joining the Company.

Item 2.   Properties

     The Company owns an approximately 16,000 square foot building located at W239 N1700 Busse Road, Pewaukee, Wisconsin, and leases approximately 11,200 square feet of the building. The Bank leases approximately 4,750 square feet under a ten year lease and approximately 6,450 square feet is leased to two other lessees under a one year lease. The monthly rent received from all tenants is variable based upon LIBOR interest rates.

     Middleton Doll owns an approximately 51,000 square foot building that serves as its manufacturing facility located at 1301 Washington Boulevard, Belpre, Ohio. The one-story building contains retail and warehouse space. During 1997 Middleton Doll increased the manufacturing facility by 15,000 square feet to its existing size. During 1999, an additional leased retail outlet store was opened in West Virginia. A new 44,100 square foot facility in Columbus, Ohio was leased beginning in June of 2000 which is used for distribution and to store raw materials and finished goods. In September 2000 Middleton Doll entered into a five year office lease for 18,800 square feet in Westerville, Ohio, which is the company's new headquarters.

     Beginning in July, 2000 License Products leased approximately 21,000 square feet in a multi-tenant building owned by the Company and located at 1050 Walnut Ridge Drive, Hartland, Wisconsin at a monthly rental rate of $9,100 for a term of one year.

Item 3.   Legal Proceedings

     As of the date of this filing, neither the Company nor any of its subsidiaries is a party to any legal proceedings, the adverse outcome of which, in management's opinion, would have a material effect on the Company's results of operations or financial position.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.


                                     Part II

Item 5.   Market for Common Equity and Related Shareholder Matters

     The common stock of the Company is traded on the Nasdaq Stock Market under the symbol BMCC. The table below represents the high and low sales price for the Company's common stock as reported on the Nasdaq Stock Market and the cash dividends paid per share for 2000 and 1999:

                                        Common Stock              Cash Dividends
                                   High             Low             Per Share

     2000
     ----
First Quarter                    $  8.750         $ 6.750             $ 0.18
Second Quarter                   $ 10.750         $ 7.531             $ 0.18
Third Quarter                    $  9.750         $ 8.375             $ 0.18
Fourth Quarter                   $  9.000         $ 6.500             $ 0.18

     1999
     ----
First Quarter                    $ 13.000         $ 9.000             $ 0.18
Second Quarter                   $ 13.500         $ 9.500             $ 0.18
Third Quarter                    $ 12.875         $ 8.000             $ 0.18
Fourth Quarter                   $ 10.438         $ 7.273             $ 0.18


     As of March 15, 2001, there were approximately 1,050 shareholders of record of the Company's common stock.


Item 6.   Selected Financial Data (In thousands, except per share data)

     The following table sets forth certain Selected Consolidated Financial Data for the periods and as of the dates indicated:

                                                                                                            For the
                                                        For the years ended                Six months      year ended
                                                            December 31,                     ended          June 30,
(In thousands, except per                                   ------------                   ----------      ----------
share data)                          2000        1999           1998           1997        12/31/1996        1996
                                     ----        ----           ----           ----        ----------        ----

Total revenues                    $ 43,463    $ 35,947       $ 32,075       $ 30,984       $ 10,940      $ 10,617
Net income available to
   common shareholders               4,264       5,476          3,770          3,506          1,142         3,130
Total assets                       168,214     156,066        154,424        140,337         79,519        85,379(1)
Long-term debt                      51,368      48,005         62,506         75,273         12,045        23,604(1)
Total liabilities                  138,068     125,633        125,639        111,002         46,370        50,285(1)
Redeemable preferred stock          16,855      16,908         16,908         16,908         16,908        16,908(1)
Diluted earnings per share           $1.11       $1.36(2)       $0.93(2)       $0.86(2)       $0.28(2)      $0.75(2)
Cash dividends declared per
   common share                      $0.65       $0.76(2)       $0.59(2)       $0.55(2)       $0.90(2)      $0.87(2)


(1)    Unaudited
(2)    Restated for 10% stock dividend as of December 31, 1999 record date.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Amounts presented as of December 31, 2000, 1999 and 1998 include the consolidation of two segments. The financial services segment includes Bando McGlocklin Capital Corporation ("BMCC" or the "Company") and Bando McGlocklin Small Business Lending Corporation ("BMSBLC"), a 100% owned subsidiary of the Company. The consumer products segment includes Lee Middleton Original Dolls, Inc. ("Middleton Doll"), a 99% owned subsidiary of the Company, Middleton (HK) Limited, a 51% owned subsidiary of Middleton Doll and License Products, Inc. ("License Products"), a 51% owned subsidiary of Middleton Doll. Effective January 1, 2000 Middleton Doll acquired a 51% equity ownership in Middleton (HK) Limited, a Hong Kong Corporation.

Results of Operations

For the years ended December 31, 2000 and December 31, 1999

     The Company's total net income available for common shareholders for the year ended December 31, 2000 equaled $4.26 million or $1.11 per share (diluted) as compared to $5.48 million or $1.36 per share (diluted and restated for the 10% stock dividend as of December 31, 1999 record date) for the year ended December 31, 1999, a 22% decrease.


Consumer Products

     Net income from consumer products after income taxes and minority interest for the year ended December 31, 2000 was $3.84 million compared to $3.69 million for the year ended December 31, 1999, a 4% increase.

     Net sales from consumer products for the year ended December 31, 2000 increased 24% to $29.07 million compared to $23.47 million for the year ended December 31, 1999. This was due to increased sales of $4.32 million at Middleton Doll and $1.28 million at License Products. Cost of sales increased 19% to $14.88 million for the year ended December 31, 2000 compared to $12.54 million for the year ended December 31, 1999 as a result of the increase in sales. Middleton Doll's cost of sales increased to $12.33 million from $10.91 million, a 13% increase. License Products' cost of sales increased to $2.55 million from $1.63 million, a 56% increase. Gross profit margin increased to 49% from 47% in the prior year. Middleton Doll's gross profit margin increased to 52% from 51% while License Products' decreased from 30% to 29% during 2000. The changes in gross profit margin are due to shifts in the product mix.

     Total operating expenses of consumer products for the year ended December 31, 2000 were $9.37 million compared to $6.27 million for the year ended December 31, 1999, a 49% increase. Sales and marketing expense increased 30% to $4.76 million with Middleton Doll's expense increasing $1.03 million and License Products' increasing $0.06 million. New marketing and sales promotion expenses related to the introduction of the Small Wonder doll accounted for $0.40 million of the increase. Dealer advertising programs accounted for an additional $0.36 million of the increase. Additional sales staffing accounted for $0.17 million and the opening of a New York showroom accounted for the balance of Middleton Doll's increase. New product development increased $0.05 million at Middleton Doll and increased $0.03 million at License Products. General and administrative expenses were $3.92 million for the year ended December 31, 2000 compared to $1.99 million for the year ended December 31, 1999. General and administrative expenses of Middleton Doll increased $1.94 million. Middleton Doll reclassified offsite warehouse expenses from cost of goods sold to general and administrative expenses in 2000. This reclassification of $0.98 million is the result of the warehouse being relocated to Columbus, Ohio, and being used only as a distribution center. In 1999 Middleton Doll had $0.35 million in outside warehouse expense in cost of goods sold. Nonrecurring expenses of $0.31 million were also due to the relocation of the sales and marketing offices to a suburb of Columbus, Ohio during the year. Personnel expenses increased $0.38 million during the year due to growth and due to the staffing of the new distribution center. Other expenses increased by $0.27 million. License Products' general and administrative expenses decreased slightly.

     Other income increased $0.08 million when compared to the same period a year ago due to an increase in interest income. The minority interest in earnings of subsidiaries decreased the consolidated net income of consumer products by $0.11 million for the year ended December 31, 2000 compared to $0.02 million for the year ended December 31, 1999. This increase is due to the profitability of Middleton (HK) Limited during 2000. The consumer products' consolidated net income was reduced by income tax expense of $0.94 million and $0.95 million for the years ended December 31, 2000 and 1999, respectively. The income tax expense is attributable only to Middleton Doll's income since License Products has a net operating loss carryforward to offset its current net income. Middleton Doll's tax expense is calculated on net income before the elimination of intercompany expenses which were $1.75 million as of December 31, 2000.


Financial Services

     Net income from financial services for the year ended December 31, 2000 was $1.82 million compared to $3.23 million for the year ended December 31, 1999, a 44% decrease.

     Total revenues were $14.16 million for the year ended December 31, 2000 compared to $12.40 million for the year ended December 31, 1999, a 14% increase. Interest on loans increased 19% to $10.18 million for the year ended December 31, 2000 compared to $8.55 million for the year ended December 31, 1999. The large increase in interest on loans was primarily due to the increase of the prime rate. The average prime rate was 9.24% for the year ended December 31, 2000 compared to 8.00% for the year ended December 31, 1999 and average loans under management increased $4.4 million from a year ago.

     Rental income increased $1.04 million or 38% to $3.76 million for the year ended December 31, 2000 due to an increase in ownership of commercial rental properties. At December 31, 2000 the Company had $35.42 million in leased properties, net of accumulated depreciation, compared to $24.07 million at December 31, 1999. Two properties were sold during 2000 resulting in a gain of $0.04 million. During 1999 the Company sold eight leased properties which resulted in a gain of $0.76 million. Other income decreased $0.18 million to $0.18 million for the year ended December 31, 2000 from $0.36 million for the year ended December 31, 1999 due to a decrease in fee income from prepayment penalties and commitment fees.

     Interest expense increased 42% to $9.93 million from $6.97 million for the year ended December 31, 2000 as compared with the year ended December 31, 1999 primarily due to higher rates for the Company's cost of funds. The average debt balance for the year ended in 2000 increased 15%, or $16.72 million, when compared to the year ended in 1999.

     Depreciation on leased properties increased $0.21 million. Management fee expense increased $0.14 million due to the increase in rental income and due to salary increases. Other operating expenses decreased to $0.69 million for the year ended December 31, 2000 compared to $0.83 million for the year ended December 31, 1999. This decrease was due to no change in the loan loss provision during 2000 compared to a $150,000 increase in the provision during 1999.

     The Company and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders. Tax basis income for Financial Services (before the preferred stock dividend) was $3.62 million or $0.94 per share (diluted) for the year ended December 31, 2000. Book income for Financial Services (before the preferred stock dividend) was $1.82 million or $0.47 per share (diluted) due to the elimination of intercompany revenue and expenses from the consumer products segment and normal book/tax adjustments. For the year ended December 31, 1999, tax basis income for Financial Services (before the preferred stock dividend) was $5.09 million or $1.26 per share (diluted and restated for 10% stock dividend as of December 31, 1999 record date) and its book income (before the preferred stock dividend) was $3.23 million or $0.80 per share (diluted and restated for 10% stock dividend as of December 31, 1999 record date) due to the elimination of intercompany revenue and expenses from the consumer products segment and normal book/tax adjustments.


For the twelve months ended December 31, 1999 and 1998

     The Company's total net income available for common shareholders for the year ended December 31, 1999 equaled $5.48 million or $1.36 per share (diluted and restated for 10% stock dividend as of December 31, 1999 record date) as compared to $3.77 million or $0.93 per share (diluted and restated for 10% stock dividend as of December 31, 1999 record date) for the year ended December 31, 1998, a 45% increase.

Consumer Products

     Net income from consumer products after income taxes and minority interest for the year ended December 31, 1999 was $3.69 million compared to $2.08 million for the year ended December 31, 1998, a 77% increase.

     Net sales from consumer products for the year ended December 31, 1999 increased 19% to $23.47 million compared to $19.75 million for the year ended December 31, 1998. This was due to increased sales of $3.33 million at Middleton Doll and $0.39 million at License Products. Cost of sales increased 20% to $12.54 million for the year ended December 31, 1999 compared to $10.45 million for the year ended December 31, 1998 as a result of the increase in sales. Middleton Doll's cost of sales increased to $10.91 million from $8.72 million, a 25% increase. License Products' cost of sales decreased to $1.63 million from $1.73 million, a 6% decrease. In total, gross profit margin remained the same at 47% for both years. In 1999, Middleton Doll's gross profit margin decreased from 51% to 48% while License Products' increased from 11% to 30%. The decrease in gross profit margin at Middleton Doll was due to increased sales made to high volume retailers which are sold at slightly lower margins.

     Total operating expenses of consumer products for the year ended December 31, 1999 were $6.27 million compared to $5.59 million for the year ended December 31, 1998, a 12% increase. Sales and marketing expense increased 14% to $3.67 million. Middleton Doll's expense increased $0.80 million due to hiring additional sales personnel and due to an increase in advertising for new high volume retailers. License Products' sales and marketing expense decreased $0.33 million. New product development expense increased $0.14 million at Middleton Doll and decreased $0.07 million at License Products. General and administrative expenses were $1.99 million for the year ended December 31, 1999 compared to $1.84 million for the year ended December 31, 1998. General and administrative expenses of Middleton Doll increased $0.37 million due to additional staffing requirements, related benefit costs and legal expenses. License Products' operating expenses decreased $0.22 million as a result of a cost cutting program.

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

     Total revenues were $12.40 million for the year ended December 31, 1999 compared to $12.21 million for the year ended December 31, 1998, a 2% increase. Interest on loans decreased 20% to $8.55 million for the year ended December 31, 1999 compared to $10.70 million for the year ended December 31, 1998 Average loans under management decreased $16 million from a year ago due to normal market competition and an unanticipated sale of a customer's business. In addition the average prime rate was 8.00% for the year ended December 31, 1999 compared to 8.36% for the year ended December 31, 1998.

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

     The Company and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders. Tax basis income for Financial Services (before the preferred stock dividend) was $5.09 million or $1.26 per share (diluted and restated for 10% stock dividend as of December 31, 1999 record date) for the year ended December 31, 1999. Book income for Financial Services (before the preferred stock dividend) was $3.23 million or $0.80 per share (diluted and restated for 10% stock dividend as of December 31, 1999 record date) due to the elimination of intercompany revenue and expenses from the consumer products segment and normal book/tax adjustments. For the year ended December 31, 1998, tax basis income for Financial Services (before the preferred stock dividend) was $3.74 million or $0.92 per share (diluted and restated for 10% stock dividend as of December 31, 1999 record date) and its book income (before the preferred stock dividend) was $3.06 million or $0.75 per share (diluted and restated for 10% stock dividend as of December 31, 1999 record date) due to the elimination of intercompany revenue and expenses from the consumer products segment and normal book/tax adjustments.


Liquidity and Capital

Consumer Products

     Total assets of consumer products were $18.72 million as of December 31, 2000 and $15.58 million as of December 31, 1999, a 20% increase.

     Cash increased to $0.63 million at December 31, 2000 from $0.53 million at December 31, 1999.

     Accounts receivable, net of the allowance, increased to $3.89 million at December 31, 2000 from $2.95 million at December 31, 1999. An increase of $0.15 million is attributable to License Products and an increase of $0.79 million to Middleton Doll's receivables. Both companies have seasonal sales which result in higher receivable balances at the end of the year.

     Inventory was $6.44 million at December 31, 2000 compared to $4.78 million at December 31, 1999. Middleton Doll's inventory increased $1.35 million due to new product lines and License Products' inventory increased $0.31 million.

     Fixed assets, net of accumulated depreciation, increased by $0.55 million as of December 31, 2000 compared to December 31, 1999. Other assets and prepaid expenses decreased $0.11 million during the same period.

     Goodwill was recorded when the Company purchased the remaining interest in the stock from the estate of Lee Middleton, the founder of Middleton Doll, on April 30, 1998. The purchase price exceeded book value by $0.62 million which is being amortized over 20 years. As of December 31, 2000 the balance of the goodwill, net of accumulated amortization, is $0.54 million.

     Middleton Doll increased its short-term borrowings by $0.98 million based on a line of credit with a bank during the year ended December 31, 2000. The line of credit had an availability of $1.2 million as of December 31, 2000.

     Accounts payable and other liabilities increased by $0.26 million as of December 31, 2000 compared to December 31, 1999.


Financial Services

     Total assets of financial services were $149.50 million as of December 31, 2000 and $140.49 million as of December 31, 1999.

     Cash decreased to $0.09 million at December 31, 2000 from $1.51 million at December 31, 1999.

     Interest and rent receivable increased to $1.07 million as of December 31, 2000 from $0.72 million at December 31, 1999. Fixed assets and other assets including prepaid amounts increased by $0.69 million.

     Total loans on the balance sheet decreased by $1.96 million or 2% to $111.27 million at December 31, 2000 from $113.23 million at December 31, 1999 due to normal market competition. During 1999 the allowance for doubtful accounts was increased from zero to $150,000 due to an analysis of impaired loans. The balance remained unchanged for 2000. Leased properties increased to $35.42 million as of December 31, 2000 compared to $24.07 million as of December 31, 1999. During the year the Company sold two properties, purchased six new properties and finished construction on two additional properties.

     The financial services' total consolidated indebtedness at December 31, 2000 increased $11.17 million. As of December 31, 2000, financial services had $51.37 million outstanding in long-term debt and $81.43 million outstanding in short-term borrowings compared to $47.97 million outstanding in long-term debt and $73.66 million outstanding in short-term borrowings as of December 31, 1999.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended, establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal years beginning after June 15, 2000. Since the effective date, this statement has not had and the Company does not believe that this statement will have a material impact on the financial statements.


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

     At December 31, 2000 and at December 31, 1999 there were no swaps which were classified as investment contracts. Unrealized losses were $49,579 and $73,434 for the years ended December 31, 1999 and December 31, 1998, respectively. The average notional amount of investment swaps outstanding during the years ended December 31, 1999 and 1998 was $1,375,000 and $2,750,000,
respectively. Based on quoted market valuations, the estimated market value of the hedge swaps at December 31, 2000 and December 31, 1999 was approximately $0.95 million and ($0.5) million, respectively.

     The following table summarizes the interest rate swap agreements in effect at December 31, 2000, all of which are hedge swaps. No funds were borrowed or are to be repaid under these agreements.

                                         Current Interest
                                            Rates Paid

                                                                       Original
                    Company      Bank         By            By         Notional        Expiration
Bank                Payment     Payment     Company        Bank         Amount            Date
----                -------     -------     -------        ----        --------        ----------

LaSalle Bank        Floating     Fixed     6.52000%(1)    6.340%    $  5,400,000        03/21/01
 Chicago, IL
Firstar Bank        Floating     Fixed     6.44031%(1)    7.435%    $ 10,325,000(2)     09/28/01
 Milwaukee, WI
Firstar Bank        Floating     Fixed     6.43813%(1)    5.725%    $ 16,908,000        06/30/03
 Milwaukee, WI
LaSalle Bank        Floating     Fixed     6.57750%(1)    7.600%    $  5,000,000        03/10/05
 Chicago, IL
LaSalle Bank        Floating     Fixed     6.75063%(1)    6.660%    $  5,250,000(3)     05/23/05
 Chicago, IL
LaSalle Bank        Floating     Fixed     6.43813%(1)    6.500%    $  5,000,000(4)     09/29/05
 Chicago, IL
LaSalle Bank        Floating     Fixed     6.12125%(1)    7.090%    $ 12,500,000        09/05/06
 Chicago, IL
Firstar Bank        Floating     Fixed     6.58000%(1)    5.760%    $ 10,000,000(5)     06/16/08
 Milwaukee, WI


(1)  Adjusted every three months to the three-month LIBOR rate then in effect.
(2)  The notional amount decreases by $166,667 each quarter and was $4,158,333 at December 31, 2000.
(3)  The notional amount decreases by $100,000 each quarter and was $3,050,000 at December 31, 2000.
(4)  The notional amount decreases by $75,000 each quarter and was $3,425,000 at December 31, 2000.
(5)  The notional amount decreases by $166,667 each quarter and was $8,333,330 at December 31, 2000.


     As a result of hedge arrangements, the Company recognized a $49,734 increase in interest expense for the year ended December 31, 2000 and a $711,006 and a $519,795 reduction in interest expense for the years ended December 31, 1999 and 1998. In addition, the Company recognized a $88,131 and $93,201 reduction in interest expense for the years ended December 31, 1999 and 1998 as a result of investment swap contracts which have now expired.

     The Company may be susceptible to risk with respect to interest rate swap agreements to the extent of nonperformance by the financial institutions participating in the interest rate swap agreements. However, the Company does not anticipate nonperformance by these institutions.

Item 8.   Financial Statement and Supplementary Data


                      Bando McGlocklin Capital Corporation

                        Consolidated Financial Statements

                                    Contents


Report of Virchow, Krause & Company, LLP, Independent Auditors ...............19

Report of BDO Seidman, LLP, Independent Auditors .............................20

Consolidated Balance Sheets as of December 31, 2000, 1999 and 1998 ...........21

Consolidated Statements of Operations
  For the years ended December 31, 2000, 1999 and 1998 .......................23

Consolidated Statement of Changes in Shareholders' Equity ....................25

Consolidated Statements of Cash Flows
  For the years ended December 31, 2000, 1999 and 1998 .......................26

Notes to Consolidated Financial Statements ...................................29


                          Financial Statement Schedules


     Schedule I    Condensed Financial Information of Registrant .............52

     Schedule II   Valuation and Qualifying Accounts .........................52

     Schedule IV   Mortgage Loans on Real Estate .............................53

To the Shareholders and Board of Directors of Bando McGlocklin Capital
Corporation:

We have audited the accompanying consolidated balance sheet of Bando McGlocklin Capital Corporation as of December 31, 2000 and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 2000, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bando McGlocklin Capital Corporation at December 31, 2000 and the results of its operations and its cash flows for the year ended December 31, 2000, in conformity with auditing standards generally accepted in the United States of America.



/s/ Virchow, Krause & Company, LLP

Virchow, Krause & Company, LLP
Milwaukee, Wisconsin
January 26, 2001

To the Shareholders and Board of Directors of Bando McGlocklin Capital
Corporation:

We have audited the accompanying consolidated balance sheet of Bando McGlocklin Capital Corporation as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ending December 31, 1999 and 1998. We have also audited the financial statement schedules listed in Item 8 as of and for the years ending December 31, 1999 and 1998. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bando McGlocklin Capital Corporation as of December 31, 1999 and the results of its operations and its cash flows for the years ending December 31, 1999 and 1998 in conformity with auditing standards generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules present fairly, in all material respects, the information set forth therein as of and for the years ending December 31, 1999 and 1998.


/s/ BDO Seidman, LLP

BDO Seidman, LLP
Milwaukee, Wisconsin
February 14, 2000

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                    December 31,    December 31,
                                                        2000            1999
                                                    ------------    ------------

ASSETS
Consumer Products
Cash                                                $    628,418    $    530,919
Accounts receivable, net of allowance of
 $120,639 and $129,280 as of December 31,
 2000 and December 31, 1999, respectively              3,886,502       2,954,428
Inventory                                              6,444,038       4,784,645
Prepaid inventory                                        662,036         872,531
Prepaid corporate taxes                                  315,035               -
Other prepaid expenses                                   225,183         407,361
                                                    ------------    ------------
   Total current assets                               12,161,212       9,549,884
Fixed assets, net of accumulated depreciation
 of $1,990,879 and $1,408,103 as of December
 31, 2000 and December 31, 1999, respectively          3,434,808       2,880,881
Loans                                                    621,968         621,968
Prepaid expenses and other assets                        796,219         288,926
Licensing Agreement                                    1,166,666       1,666,667
Goodwill, net of accumulated amortization of
 $82,624 and $51,640 as of December 31, 2000
 and December 31, 1999, respectively                     537,129         568,113
                                                    ------------    ------------
   Total Consumer Products assets                     18,718,002      15,576,439
                                                    ------------    ------------

Financial Services
Cash                                                      85,276       1,509,148
Interest receivable                                      772,904         597,705
Rent receivable                                          296,454         125,436
Loans, net of allowance for doubtful accounts
 of $150,000 as of December 31, 2000 and
 December 31, 1999, respectively                     111,269,302     113,229,680
Leased properties:
 of Buildings, net of accumulated depreciation
 $1,220,426 and $536,684 as of December 31,
 2000 and December 31, 1999, respectively             30,570,290      17,897,897
  Land                                                 4,738,169       2,848,326
  Construction in progress                               111,849       3,324,085
                                                    ------------    ------------
    Total leased properties                           35,420,308      24,070,308
Fixed assets, net of accumulated depreciation
 of $522,005 and $429,167 as of December 31,
 2000 and December 31, 1999, respectively                229,527         313,393
Other assets, net                                      1,422,411         643,415
                                                    ------------    ------------
   Total Financial Services assets                   149,496,182     140,489,085
                                                    ------------    ------------

   Total Assets                                     $168,214,184    $156,065,524
                                                    ============    ============


    The accompanying notes are an integral part of the financial statements.

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                                                   December 31,    December 31,
                                                       2000            1999
                                                   ------------    ------------

LIABILITIES, MINORITY INTEREST,
PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Consumer Products
Short-term borrowings                              $  1,176,926    $    200,000
Accounts payable                                        901,340         888,469
Accrued salaries                                        415,230         355,075
Accrued corporate taxes                                       -         431,309
Accrued liabilities                                     667,044         336,029
                                                   ------------    ------------
   Total current liabilities                          3,160,540       2,210,882
Long-term debt                                          317,816          29,926
                                                   ------------    ------------
   Total Consumer Products liabilities                3,478,356       2,240,808
                                                   ------------    ------------

Financial Services
Commercial paper                                     61,345,865      68,657,172
Notes payable to banks                                8,000,000       5,000,000
Other short-term borrowing                           12,085,000               -
State of Wisconsin Investment Board notes
 payable                                             12,333,333      13,666,667
Loan participations with repurchase options          37,457,356      32,724,235
Other long-term debt                                  1,578,210       1,583,761
Accrued liabilities                                   1,789,758       1,760,157
                                                   ------------    ------------
   Total Financial Services liabilities             134,589,522     123,391,992
                                                   ------------    ------------

Minority interest in subsidiaries                       153,454          41,055
Redeemable Preferred stock, 1 cent par value,
 3,000,000 shares authorized, 690,000 shares
 issued and outstanding before deducting
 shares in treasury                                  17,250,000      17,250,000
Redeemable Preferred Treasury stock, at cost
 (15,809 shares and 15,209 shares as of
 December 31, 2000 and December 31, 1999,
 respectively)                                         (395,225)       (341,975)

Shareholders' Equity
Common stock, 6 2/3 cents par value,
 15,000,000 shares authorized, 4,401,599
 shares issued and outstanding before
 deducting shares in treasury                           293,441         293,441
Additional paid-in capital                           16,604,744      16,604,744
Retained earnings                                     2,965,814       1,218,617
Treasury stock, at cost (674,010 shares and
 416,710 shares as of December 31, 2000 and
 December 31, 1999, respectively)                    (6,725,922)     (4,633,158)
                                                   ------------    ------------
   Total Shareholders' Equity                        13,138,077      13,483,644
                                                   ------------    ------------

   Total Liabilities, Minority Interest,
   Preferred Stock and Shareholders' Equity        $168,214,184    $156,065,524
                                                   ============    ============



    The accompanying notes are an integral part of the financial statements.

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                          For the Years Ended December 31,

                                         2000           1999           1998
                                      -----------    -----------    -----------
Consumer Products
Net sales                             $29,070,575    $23,466,464    $19,745,491
Cost of sales                          14,883,028     12,535,759     10,448,494
                                      -----------    -----------    -----------
Gross profit                           14,187,547     10,930,705      9,296,997

Operating expenses
  Sales and marketing                   4,756,412      3,665,249      3,202,906
  New product development                 702,005        617,496        550,176
  General and administrative            3,916,553      1,985,265      1,838,074
                                      -----------    -----------    -----------
     Total operating expenses           9,374,970      6,268,010      5,591,156

Net operating income                    4,812,577      4,662,695      3,705,841

Other income (expense)
  Interest expense                       (153,133)       (77,934)       (39,900)
  Other income, net                       229,238         77,457        118,598
                                      -----------    -----------    -----------
     Net other income (expense)            76,105           (477)        78,698

Income before income taxes
 and minority interest                  4,888,682      4,662,218      3,784,539
Income tax expense                       (938,958)      (952,018)    (1,492,636)
Minority interest in earnings
 of subsidiaries                         (106,085)       (20,655)      (216,136)
                                      -----------    -----------    -----------
Net income - Consumer Products          3,843,639      3,689,545      2,075,767
                                      -----------    -----------    -----------

Financial Services
Revenues
  Interest on loans                    10,184,955      8,551,453     10,698,422
  Rental income                         3,764,427      2,727,023      1,183,891
  Gain on sales of leased
   properties                              36,471        763,228              -
  Other income                            177,693        361,488        329,323
                                      -----------    -----------    -----------
     Total revenues                    14,163,546     12,403,192     12,211,636
                                      -----------    -----------    -----------

Expenses
  Interest expense                      9,931,103      6,969,619      7,673,884
  Depreciation expense on
   leased properties                      712,481        504,517        214,822
  Management fee expense                1,012,023        872,201        775,532
  Other operating expenses                692,308        831,081        490,869
                                      -----------    -----------    -----------
     Total expenses                    12,347,915      9,177,418      9,155,107
                                      -----------    -----------    -----------

Net income - Financial Services       $ 1,815,631    $ 3,225,774    $ 3,056,529
                                      ===========    ===========    ===========



     The accompanying notes are an integral part of the financial statements.

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)


                                          For the Years Ended December 31,

                                         2000           1999           1998
                                      -----------    -----------    -----------
Total Company

Income before income taxes and
 minority interest
  Consumer products                   $ 4,888,682    $ 4,662,218    $ 3,784,539
  Financial services                    1,815,631      3,225,774      3,056,529
                                      -----------    -----------    -----------
     Total company                      6,704,313      7,887,992      6,841,068
Income tax expense                       (938,958)      (952,018)    (1,492,636)
Minority interest in earnings
 of subsidiaries                         (106,085)       (20,655)      (216,136)
                                      -----------    -----------    -----------

Net income                              5,659,270      6,915,319      5,132,296
Preferred stock dividends              (1,394,874)    (1,438,992)    (1,362,659)
                                      -----------    -----------    -----------
Net income available to common
 shareholders                         $ 4,264,396    $ 5,476,327    $ 3,769,637
                                      ===========    ===========    ===========

Basic Earnings Per Share                   $ 1.11         $ 1.36*        $ 0.93*
                                      ===========    ===========    ===========

Diluted Earnings Per Share                 $ 1.11         $ 1.36*        $ 0.93*
                                      ===========    ===========    ===========

* Restated for 10% stock dividend as of the December 31, 1999 record date

Segment Reconciliation

Consumer products
  Net income                          $ 3,843,639    $ 3,689,545    $ 2,075,767
  Interest expense to parent           (1,223,495)    (1,200,493)      (810,825)
  Management fees to parent              (530,317)      (444,116)      (361,104)
                                      -----------    -----------    -----------
Total segment net income                2,089,827      2,044,936        903,838

Financial services
  Net income                            1,815,631      3,225,774      3,056,529
  Interest income from subsidiary       1,223,495      1,200,493        810,825
  Management fees from subsidiary         530,317        444,116        361,104
                                      -----------    -----------    -----------
Total segment net income                3,569,443      4,870,383      4,228,458

Total company net income              $ 5,659,270    $ 6,915,319    $ 5,132,296
                                      ===========    ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



                                                       Additional
                                            Common       Paid-In       Retained        Treasury
                                            Stock        Capital       Earnings         Stock           Total
                                           --------    -----------    -----------    ------------    -----------

BALANCES, December 31, 1997                $266,769    $13,671,947    $   656,597    $ (3,852,511)   $10,742,802

Net income                                        -              -      5,132,296               -      5,132,296
Cash dividends on preferred stock                 -              -     (1,362,659)              -     (1,362,659)
Cash dividends on common stock                    -              -     (2,656,154)              -     (2,656,154)
                                           --------    -----------    -----------    ------------    -----------

BALANCES, December 31, 1998                $266,769    $13,671,947    $ 1,770,080    $ (3,852,511)   $11,856,285

Purchase 66,390 shares of treasury
 stock                                            -              -              -        (780,647)      (780,647)
Net income                                        -              -      6,915,319               -      6,915,319
Cash dividends on preferred stock                 -              -     (1,438,992)              -     (1,438,992)
Cash dividends on common stock                    -              -     (3,067,561)              -     (3,067,561)
Stock dividend on common stock               26,672      2,932,797     (2,960,229)              -           (760)
                                           --------    -----------    -----------    ------------    -----------

BALANCES, December 31, 1999                $293,441    $16,604,744    $ 1,218,617    $ (4,633,158)   $13,483,644

Purchase 257,300 shares of treasury
 stock                                            -              -              -      (2,092,764)    (2,092,764)
Net income                                        -              -      5,659,270               -      5,659,270
Cash dividends on preferred stock                 -              -     (1,394,874)              -     (1,394,874)
Cash dividends on common stock                    -              -     (2,517,199)              -     (2,517,199)
                                           --------    -----------    -----------    ------------    -----------

BALANCES, December 31, 2000                $293,441    $16,604,744    $ 2,965,814    $ (6,725,922)   $13,138,077
                                           ========    ===========    ===========    ============    ===========



                    The accompanying notes are an integral part of the financial statements.

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                          For the Years Ended December 31,
                                         2000           1999           1998
                                      -----------    -----------    -----------
Consumer Products

Cash Flows from Operating
 Activities:

Net income                            $ 3,843,639    $ 3,689,545    $ 2,075,767

Adjustments to reconcile net cash
 provided by operating activities:
  Depreciation and amortization           613,760        471,041        353,453
  Allowance for doubtful accounts          (8,641)       234,400         95,568
  Provision for inventory reserve        (102,507)       129,421        300,326
  Change in minority interest in
   subsidiaries                           112,399         20,656        216,136

Increase (decrease) in cash due to
 change in:
  Accounts receivable                    (923,433)    (1,011,443)      (314,281)
  Inventory                            (2,218,922)    (1,652,513)      (281,707)
  Other assets                            732,382       (207,913)       (22,422)
  Accounts payable                         12,871        139,631       (199,237)
  Other liabilities                       (40,139)      (836,778)       895,680
                                      -----------    -----------    -----------

Net Cash Provided by Operations         2,021,409        976,047      3,119,283
                                      ------------   -----------    -----------

Cash Flows from Investing
 Activities:
  Purchase of fixed assets             (1,136,703)      (671,991)    (1,294,689)
  Acquisition of minority interest
   in subsidiary                                -              -     (2,500,000)
  Acquisition of royalty rights                 -              -     (2,500,000)
                                      -----------    -----------    -----------

Net Cash Used in Investing             (1,136,703)      (671,991)    (6,294,689)
                                      -----------    -----------    -----------

Cash Flows from Financing
 Activities:
  Increase in short term borrowings     1,270,926        200,000              -
  (Decrease) increase in other
   notes payable                           (6,110)        (5,353)        12,343
                                      -----------    -----------    -----------

Net Cash Provided by Financing          1,264,816        194,647         12,343
                                      -----------    -----------    -----------

Net intercompany transactions          (2,052,023)    (2,176,889)     5,372,168

Net increase (decrease) in cash            97,499     (1,678,186)     2,209,105

Cash, beginning of period                 530,919      2,209,105              -
                                      -----------    -----------    -----------

Cash, end of period                   $   628,418    $   530,919    $ 2,209,105
                                      ===========    ===========    ===========

Supplemental Disclosure of Cash
 Flow Information:
  Taxes paid                          $   955,232    $ 1,780,573    $   628,100
  Interest paid                       $   153,133    $    77,934    $    39,900



    The accompanying notes are an integral part of the financial statements.

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)




cFinancial Services

Cash Flows from Operating
 Activities:

Net income                           $  1,815,631    $ 3,225,774    $ 3,056,529

Adjustments to reconcile net cash
 provided by operating activities:
  Change in appreciation on
   investments                            (33,514)        53,096         73,434
  Depreciation and amortization           805,319        604,468        388,278
  Provision for loan loss reserve               -        150,000       (450,000)
  Gain on sale of leased properties       (36,471)      (763,228)             -

Increase (decrease) in cash due
 to change in:
  Interest receivable                    (175,199)        47,075        200,060
  Other assets                           (916,500)      (206,860)       282,439
  Other liabilities                        29,601       (138,185)       459,348
                                      -----------    -----------    -----------

Net Cash Provided by Operations         1,488,867      2,972,140      4,010,088
                                      -----------    -----------    -----------

Cash Flows from Investing
 Activities:
  Loans made                          (41,599,953)   (76,152,875)   (79,143,575)
  Principal collected on loans         43,560,331     78,533,163     93,795,013
  Loan and interest charge off                  -              -          1,869
  Cash paid for Bando McGlocklin
   Real Estate Investment
   Corporation's assets                         -              -    (19,095,424)
  Proceeds from sale of leased
   properties                           1,645,657      7,060,882              -
  Purchase or construction of
   leased properties                  (13,671,667)    (9,025,395)    (2,855,729)
  Purchase of fixed assets                 (8,972)       (28,641)       (49,051)
                                      -----------    -----------    -----------

Net Cash (Used) Provided by
 Investing                            (10,074,604)       387,134     (7,346,897)
                                      -----------    -----------    -----------



    The accompanying notes are an integral part of the financial statements.

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                          For the Years Ended December 31,
                                         2000           1999           1998
                                      -----------    -----------    -----------
Financial Services

Cash Flows from Financing
 Activities:
  (Decrease) increase in short
   term borrowings                     (4,311,307)    15,129,851     26,017,349
  Proceeds from loan participations
   with repurchase options - net        4,733,121    (13,157,183)   (23,369,049)
  Proceeds from IRB participations     12,565,000              -              -
  Repayment of IRB participations        (480,000)             -              -
  Proceeds from SWIB notes                      -              -     10,000,000
  Repayment of SWIB notes              (1,333,334)    (1,333,333)    (1,000,000)
  (Decrease) increase in other
   notes payable                           (5,551)        (5,228)     1,508,752
  Preferred stock dividends paid       (1,448,124)    (1,438,992)    (1,362,659)
  Common stock dividends paid          (2,517,199)    (3,067,561)    (2,656,154)
  Repurchase of common stock           (2,092,764)      (781,407)             -
                                      -----------    -----------    -----------

Net Cash Provided (Used) by
 Financing                              5,109,842     (4,653,853)     9,138,239
                                      -----------    -----------    -----------

Net intercompany transactions           2,052,023      2,176,889     (5,372,168)

Net increase (decrease) in cash        (1,423,872)       882,310        429,262

Cash, beginning of period               1,509,148        626,838        197,576
                                      -----------    -----------    -----------

Cash, end of period                   $    85,276    $ 1,509,148    $   626,838
                                      ===========    ===========    ===========

Supplemental Disclosure of Cash
 Flow Information:
  Interest paid                       $ 9,931,103    $ 6,598,990    $ 7,812,817



    The accompanying notes are an integral part of the financial statements.

              BANDO McGLOCKLIN CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - Bando McGlocklin Capital Corporation (the "Company"), was incorporated in February 1980, to provide long-term secured loans to small businesses. At present the Company consists of two business segments, the Financial Services Business and the Consumer Products Business.

The Financial Services Business segment consists of the Company and the wholly-owned subsidiary Bando McGlocklin Small Business Lending Corporation (BMSBLC). Both the Company and BMSBLC are operated as a real estate investment trust ("REIT") pursuant to the provisions of Section 856 of the Internal Revenue Code of 1986, as amended. The principal business of the segment is making loans and leasing buildings to small businesses. The segment also participates in loans with third party loan originators.

The Consumer Products Business segment consists of a 99% interest in Lee Middleton Original Dolls, Inc. ("Middleton Doll"), including a 51% interest in Middleton Doll's subsidiary, Middleton (HK) Limited ("MHK"), and a 51% interest in License Products, Inc. ("License Products"). Middleton Doll is a manufacturer of collectible vinyl dolls and a distributor of vinyl play dolls and resin figures. License Products designs, develops and markets a line of quality, proprietary time pieces.

BASIS OF PRESENTATION - These financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for doubtful accounts, valuation of inventories and the valuation of deferred tax assets.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements as of December 31, 2000 and December 31, 1999 and for the years ended December 31, 2000, 1999, and 1998, include the accounts of the Company, BMSBLC and Middleton Doll. Middleton Doll includes the accounts of its 51% owned subsidiaries, MHK and License Products. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

SEGMENT INFORMATION -The Company is reporting segment assets, liabilities, sales and operating income in the same format reviewed by the Company's management. As discussed in Nature of Business above, the Company has two reportable segments:
Consumer Products (which includes Middleton Doll, MHK and License Products) and Financial Services (which includes the Company and BMSBLC). Segment information required to be disclosed is included in the accompanying financial statements. Intersegment charges are reflected in the segment reconciliation on the consolidated statements of operations and on the consolidated statements of cash flows.

CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, cash and cash equivalents are defined as those financial assets with an original maturity of three months or less. The Company may at times maintain balances at financial institutions that exceed the federally insured limits. The Company has not experienced any losses in such accounts.

LOANS - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal, reduced by the allowance for loan losses. Interest income is accrued on the unpaid principal balance. The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payment of interest or principal when they become due. Accrual of interest is generally resumed when the customer is current on all principal and interest payments and has been paying on a timely basis for a period of time.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

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

INVENTORY - Inventories of Middleton Doll and License Products are valued at the lower of cost or market. Middleton Doll and License Products utilize the average cost method to determine cost. The components of inventory are as follows:

                                          December 31,    December 31,
                                              2000            1999
                                          ------------    ------------
     Raw materials, net of reserve
      of $133,061 and $235,568,
      respectively                        $ 2,018,040     $ 2,157,740
     Work in process                          350,675          90,613
     Finished goods                         4,075,323       2,536,292
                                          -----------     -----------
        Total                             $ 6,444,038     $ 4,784,645
                                          ===========     ===========


FIXED ASSETS - Fixed assets primarily represent manufacturing property, plant and equipment of Middleton Doll and License Products. Fixed assets are stated at cost and are depreciated using straight-line methods for financial statement purposes and accelerated methods for income tax purposes. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are added to the plant and equipment accounts. The major classes of fixed assets for consumer products are as follows:

                                                  December 31,    December 31,
                                  Useful Lives        2000            1999
                                  ------------    ------------    ------------

Land                                   -          $   173,590     $   283,817
Building                            40 years        1,794,673       1,649,276
Furniture & fixtures                7 years           634,322         229,073
Machinery & equipment              3-5 years        2,823,102       2,126,818
                                                  -----------     -----------
   Total                                          $ 5,425,687     $ 4,288,984
Less accumulated depreciation                      (1,990,879)     (1,408,103)
                                                  ------------    -----------
   Net book value                                 $ 3,434,808     $ 2,880,881
                                                  ===========     ===========


Fixed assets in the financial services segment are primarily furniture, fixtures and equipment with useful lives of 3-7 years. The cost values were $751,532 and $742,560 as of December 31, 2000 and 1999, with accumulated depreciation of $522,005 and $429,167, respectively.

Depreciation expense for consumer products was $582,776, $339,061 and $312,141 and for financial services was $92,839, $99,951 and $90,698 for the years ended December 31, 2000, 1999 and 1998, respectively.

LEASED PROPERTIES - Depreciation is calculated using the straight-line method over 40 years for book purposes and 39 years for tax purposes. The costs of normal repairs and maintenance are charged to expense as incurred.

INCOME TAXES -The Company and its qualified REIT subsidiary, BMSBLC, qualify as real estate investment trusts under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders.

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

Middleton Doll and License Products file their own tax returns. Income tax expense in the accompanying financial statements is based on their operations prior to the elimination of approximately $1.75 million of interest and other expenses on transactions with the Company.

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to the reserve for loan losses, nonaccrual loan income, deferred compensation, pension and fixed assets. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

     Carrying Amounts Approximate Fair Values for the Following Instruments

          Cash
          Accounts receivable
          Interest receivable
          Rent receivable
          Variable rate loans that reprice frequently where no significant change in risk has occurred
          Short-term borrowings
          Accounts payable
          Variable rate long-term notes payable
          Commercial Paper
          Notes payable

     Quoted Market Prices (where available, or if not available, based on quoted market prices of comparable instruments for the following instruments)

          Interest rate swaps
          Redeemable preferred stock

     Discounted Cash Flows (using interest rates currently being offered on instruments with similar terms and with similar credit quality)

          All loans except  variable rate loans described above
          Fixed rate long-term debt

     Off-Balance-Sheet Instruments

          Letters of credit
          Lending commitments

     Since the majority of the Company's off-balance-sheet instruments consist of nonfee-producing, variable rate commitments, the Company has determined it does not have a distinguishable fair value.

NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended, establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal years beginning after June 15, 2000. The Company does not believe that this statement will have a material impact upon its financial statements.

RECLASSIFICATION - Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 presentation. The reclassifications have no effect on reported amounts of net income or equity.

NOTE 2.  RELATED ENTITY

The Company shares common ownership and management with InvestorsBancorp, Inc. ("Bank"). The Company and the Bank have a Management Services and Allocation of Expenses Agreement (the "Agreement"). The Agreement allows the employees of the Bank to provide loan management, leasing and accounting services to the Company for a fee, payable monthly. Management fee expense relating to the Agreement was $1,012,023, $872,201 and $775,532 for the years ended December 31, 2000, 1999 and 1998, respectively. Overhead expenses and rent are also shared between the two entities in accordance with the Agreement.

During the year ended December 31, 2000, InvestorsBancorp, Inc. borrowed $2,500,000 from the Company. The loan is unsecured and matures April 30, 2010 with interest payable quarterly. At December 31, 2000 the outstanding principal balance was $2,500,000 and the interest rate was 11%.

NOTE 3   ACQUISITION OF MINORITY INTEREST

On April 30, 1998, the Company paid $5 million for an additional 49% interest of Middleton Doll and the right to produce certain dolls under a five year royalty agreement. $2.5 million was allocated to the acquisition of the minority interest based upon an appraisal of Middleton Doll. This exceeded the amount of the recorded minority interest by $619,751 and this difference has been recorded as goodwill in the accompanying financial statements and is being amortized over twenty years on a straight line basis. Accumulated amortization was $82,624 and $51,640 as of December 31, 2000 and 1999, respectively. Amortization expense for the years ended December 31, 2000, 1999 and 1998 was $30,984, $30,984 and
$20,656, respectively.

The $2.5 million allocated to the right to produce certain dolls has been recorded as a prepaid royalty in the accompany financial statements and is being amortized on a straight line basis over the five year term of the royalty agreement. Accumulated amortization was $1,333,334 and $833,333 as of December 31, 2000 and 1999, respectively. Amortization expense for the years ended December 31, 2000, 1999 and 1998 was $500,000, $500,000 and $333,333,
respectively.

NOTE 4.  CONCENTRATION OF CREDIT RISK

The Consumer Products Segment's customers are not concentrated in any specific geographic region. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company routinely assesses the financial strength of its customers, and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. For the year ended December 31, 2000 the Consumer Products Segment had one unrelated customer that accounted for approximately 9.8% and 13% of the Segment's 2000 and 1999 sales, respectively, and approximately 40% and 30% of the Segment's gross trade accounts receivable as of December 31, 2000 and 1999, respectively.

Approximately 52% of Middleton Doll's labor force is subject to a collective bargaining agreement. The agreement's expiration date is April 30, 2004 at which time a new agreement will be negotiated.

The financial services segment grants loans and leases properties to small and medium-sized businesses primarily in southeastern Wisconsin.


NOTE 5.  SIGNIFICANT SUPPLIER

Approximately 84% of Middleton Doll raw materials were acquired during 1999 from a single supplier in Hong Kong. There was no formal agreement between Middleton Doll and this supplier. As of December 31, 1999, Middleton Doll had entered into commitments to acquire approximately $1,743,000 of raw material from this supplier. After those goods were shipped, Middleton Doll no longer purchased raw materials from that supplier.

Effective January 1, 2000, Middleton Doll entered into a Shareholder and Loan Agreement with Middleton (HK) Limited, a Hong Kong corporation. Middleton (HK) is a management corporation which will provide Middleton Doll with all of its raw materials and finished goods from Asia. Middleton Doll has acquired a 51% equity ownership in this Hong Kong corporation and the owner of the remaining 49% is affiliated with the former supplier used by Middleton Doll. Through the Shareholder and Loan Agreement, Middleton Doll has lent $306,000 and the minority shareholder has lent $294,000 as investment loans which bear interest at the prime rate plus 1%, payable quarterly and has a maturity date of January 1, 2005. In addition to the investment loan Middleton Doll has also agreed to fund a revolving loan up to a maximum of $700,000 at an interest rate of the prime rate plus 1%. The revolving line also matures on January 1, 2005. The revolving loan is secured by assets of Middleton (HK) Limited.


NOTE 6.  LOANS

The Company's exposure to loss in the event of nonperformance by the borrower is represented by the outstanding principal amount of the loans. Approximately 86% of the Company's loan portfolio consists of variable-rate loans with terms of five to fifteen years. Substantially all loans are fully secured by first or second mortgages on commercial real estate. Loans to borrowers located within the State of Wisconsin comprised approximately 88% of the Company's loan portfolio at December 31, 2000. As of December 31, 2000, the Company had loans outstanding to its largest borrower totaling $14,404,173, which accounted for approximately 12% of total loans outstanding.

The Company routinely monitors its loan portfolio for evidence of loan impairment. As of December 31, 2000 and December 31, 1999 loans with balances aggregating $552,578 and $584,227, respectively, were considered impaired. The average impaired loan balance during the year ended December 31, 2000 and 1999 was $568,875 and $634,334, respectively. The accrued interest on the impaired loans was $37,241 at December 31, 2000 and 1999. Net of the loan loss reserve of $150,000 the remaining balances are expected to be fully collected. At December 31, 1999 a loan loss reserve of $150,000 was established. Interest income on impaired loans of $27,228, $22,421 and $213,583 was recognized for cash payments received in 2000, 1999 and 1998, respectively.

Undisbursed loan commitments and lines of credit totaled $6,680,300 at December 31, 2000. There were no letters of credit outstanding as of December 31, 2000.


NOTE 7.  LOANS SOLD

The Company sells loans with the option to repurchase them at a later date. During 2000 and 1999, the Company sold $26,179,326 and $15,447,540, respectively, of loans to third parties with the option to repurchase them. These sales all have been accounted for as secured financing. Loan participations that mature are refinanced with new debt such as commercial paper and long-term debt (see Notes 9 and 10). As of December 31, 2000, the balance of loan participations with repurchase options was $37,457,356. Of this amount approximately $17.5 million was sold to a single non-related party. These loan participations mature as the corresponding notes mature with the maturities ranging from one to nine years as of December

31, 2000. As of December 31, 1999, the balance of loan participations with repurchase options was $32,724,235.

For the loans sold with no recourse, the Company is susceptible to loss on the loans up to the percentage of the retained interest to the extent the underlying collateral is insufficient in the event of nonperformance by the borrower. The Company's retained interest is subordinated to the portion sold. For the loans sold with full recourse, the Company is susceptible to loss equal to the total principal balance of the loan to the extent the underlying collateral is insufficient in the event of nonperformance. No associated loss reserve has been established as of December 31, 2000, for loans which have been sold.

Under the terms of the agreements, the Company retains servicing rights for the entire loan. As servicer and provider of recourse, certain agreements require the Company to comply with various covenants, including the maintenance of net worth. As of December 31, 2000, the Company was in compliance with these covenants.



NOTE 8.  LEASED PROPERTIES

The Company has $35 million in leased properties located in southeastern Wisconsin as of December 31, 2000 as compared to $24 million in leased properties as of December 31, 1999.

The Company normally leases its properties pursuant to a lease agreement with initial lease terms, primarily ranging from five to fifteen years. The leases require the lessee to pay all operating expenses including utilities, insurance and taxes. The lease agreements, all of which are operating leases, expire at various dates through 2014 and provide the lessee with renewal and purchase options. Minimum future rental income, by year, from these leases based on the agreements in effect at December 31, 2000 is as follows:

                                            Projected
                    Year                  Rental Income
                ------------              -------------

                    2001                     3,995,568
                    2002                     3,968,987
                    2003                     4,039,808
                    2004                     3,918,930
                    2005                     3,691,821
                Future Years                14,244,221
                                          ------------
                                          $ 33,859,335
                                          ============


The Company leases half of its office space with InvestorsBank, a related party. Monthly rents are variable based on LIBOR interest rates and the rental agreement is for a ten year term. Rental income from the related party for the years ended December 31, 2000, 1999 and 1998 was $55,747, $50,981 and $67,452,
respectively.

NOTE 9.  SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following:

                                           December 31,    December 31,
                                               2000            1999
                                           ------------    ------------
     Consumer Products:
     Short-term borrowings                 $  1,176,926       $ 200,000
     Financial Services:
     Commercial paper                        61,345,865      68,657,172
     Notes payable to banks                   8,000,000       5,000,000
     Other short-term borrowings             12,085,000               -
                                           ------------    ------------
         Total short-term borrowings       $ 82,607,791    $ 73,857,172
                                           ============    ============


On October 12, 2000, Middleton Doll entered into a loan agreement with a bank providing for a line of credit of $2,415,000 at the prime rate. The note is due on April 30, 2001 with interest payable monthly. At December 31, 2000, the outstanding principal balance was $1,176,926 and the interest rate was 9.5%.

As of June 30, 2000, BMSBLC entered into an amendment to its amended and restated loan agreement with five participating banks. The agreement provides for a maximum line of credit of $75,000,000 less the outstanding principal amount of commercial paper and industrial revenue bonds and bears interest at the prime rate or at the 30, 60 or 90 day LIBOR rate plus one and three-eighths percent. Interest is payable monthly and the agreement expires on June 30, 2001. BMSBLC is also required to pay a commitment fee equal to one-half of one percent per year on the unused amount of the loan commitment. There was no outstanding principal balance at December 31, 2000.

Commercial paper is issued for working capital purposes with maturities of up to 90 days. The average yield on commercial paper outstanding at December 31, 2000 was 6.91%.

On September 15, 2000, BMSBLC entered into a Letter of Credit Agreement with one of its correspondent banks for issuance of industrial revenue bonds. The letter of credit is renewable on December 16, 2001. The bonds mature in 2012 with quarterly interest payments and a yearly principal reduction payable to the trustee. The interest rate changes quarterly based upon the remarketing agent's lowest rate to permit the sale of the bonds. As of December 31, 2000, the outstanding principal balance was $3,750,000 and the interest rate was 4.60%.

On March 23, 2000, BMSBLC entered into a Letter of Credit Agreement with one of its correspondent banks for issuance of industrial revenue bonds. The letter of credit is renewable on October 15, 2001. The bonds have varying maturities from 2004 through 2015 with interest payments and principal reductions payable monthly to the trustee. The interest rate changes weekly based upon the remarketing agent's lowest rate to permit the sale of the bonds. As of December 31, 2000, the outstanding principal balance was $8,335,000 and the interest rate was 5.1%

On June 30, 2000, the Company entered into an amended credit agreement with one of its correspondent banks providing for a line of credit of $8,500,000 bearing interest at the prime rate. Interest is payable quarterly and the credit agreement expires on June 30, 2001. As of December 31, 2000, the outstanding principal balance was $8,000,000.


NOTE 10. LONG-TERM DEBT

Long-term borrowing consisted of the following:

                                           December 31,    December 31,
                                               2000            1999
                                           ------------    ------------
      Consumer Products:
      Capital Lease                        $     23,816    $     29,926
      Investment loan (See Note 5)              294,000               -
      Financial Services:
      State of Wisconsin Investment
       Board notes payable                   12,333,333      13,666,667
      Other long-term debt                    1,578,210       1,583,761
                                           ------------    ------------
                                           $ 14,229,359    $ 15,280,354
      Loan participations with
       repurchase options (See Note 7)       37,457,356      32,724,235
                                           ------------    ------------
          Total long-term borrowings       $ 51,686,715    $ 48,004,589
                                           ============    ============


On November 7, 1991, BMSBLC borrowed $10,000,000 from the State of Wisconsin Investment Board ("SWIB") pursuant to a term note which bears interest at a fixed rate of 9.05% per year through its maturity and is secured by specific loans. The note is payable in equal quarterly installments of $166,667 with a final payment of unpaid principal due on November 7, 2006. At December 31, 2000, the outstanding principal balance was $4,000,000.

On June 12, 1998, BMSBLC borrowed an additional $10,000,000 from the State of Wisconsin Investment Board ("SWIB") pursuant to a term note which bears interest at a fixed rate of 6.98% per year through its maturity and is secured by specific loans. The note is payable in equal quarterly installments of $166,667 with a final payment of unpaid principal due on June 1, 2013. At December 31, 2000, the outstanding principal balance was $8,333,333.

The SWIB agreements and the line of credit agreements described in Note 9 contain restrictions on BMSBLC's new indebtedness, acquisition of its common stock, return of capital dividends, past due loans, and realized losses on loans, and requires maintenance of collateral, minimum equity and loan to debt ratios. As of December 31, 2000, BMSBLC is in compliance with all such requirements.

On December 1, 1998, BMSBLC entered into a Loan and Trust Agreement with the City of Franklin, Wisconsin, which issued an industrial development revenue bond. The bond matures on December 1, 2018 with interest payable monthly to the trustee. The interest rate changes weekly based upon the remarketing agent's lowest rate to permit the sale of the bonds. As of December 31, 2000, the outstanding principal balance was $1,510,000 and the interest rate was 5.1%.

On December 27, 1994, BMSBLC borrowed $97,000 from the Milwaukee Economic Development Corporation pursuant to a term note which bears interest at a fixed rate of 6.00% per year through its maturity and is secured by real estate. The note is payable in equal monthly installments of $819 with a final payment due on January 1, 2010. At December 31, 2000, the outstanding principal balance was $68,210.

Expected maturities on the loan participations with repurchase option are not readily determinable therefore, these borrowings are not included in the following future annual maturities schedule.

Future annual maturities of long-term debt as of December 31, 2000 are as follows:


              December 31, 2001          $  1,406,486
              December 31, 2002             1,413,394
              December 31, 2003             1,412,633
              December 31, 2004             1,410,350
              December 31, 2005             1,704,783
              Later Years                   6,881,713
                                         -------------
                                         $ 14,229,359
                                         =============


NOTE 11. INTEREST RATE SWAPS

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

At December 31, 2000 and at December 31, 1999 there were no swaps which were classified as investment contracts. Unrealized losses were $49,579 and $73,434 for the years ended December 31, 1999 and December 31, 1998, respectively. The average notional amount of investment swaps outstanding during the years ended December 31, 1999 and 1998 were $1,375,000, and $2,750,000, respectively.

The following table summarizes the interest rate swap agreements in effect at December 31, 2000, all of which are hedge swaps. No funds were borrowed or are to be repaid under these agreements.

                                         Current Interest
                                            Rates Paid

                                                                       Original
                    Company      Bank         By            By         Notional        Expiration
Bank                Payment     Payment     Company        Bank         Amount            Date
----                -------     -------     -------        ----        --------        ----------

LaSalle Bank        Floating     Fixed     6.52000%(1)    6.340%    $  5,400,000        03/21/01
 Chicago, IL
Firstar Bank        Floating     Fixed     6.44031%(1)    7.435%    $ 10,325,000(2)     09/28/01
 Milwaukee, WI
Firstar Bank        Floating     Fixed     6.43813%(1)    5.725%    $ 16,908,000        06/30/03
 Milwaukee, WI
LaSalle Bank        Floating     Fixed     6.57750%(1)    7.600%    $  5,000,000        03/10/05
 Chicago, IL
LaSalle Bank        Floating     Fixed     6.75063%(1)    6.660%    $  5,250,000(3)     05/23/05
 Chicago, IL
LaSalle Bank        Floating     Fixed     6.43813%(1)    6.500%    $  5,000,000(4)     09/29/05
 Chicago, IL
LaSalle Bank        Floating     Fixed     6.12125%(1)    7.090%    $ 12,500,000        09/05/06
 Chicago, IL
Firstar Bank        Floating     Fixed     6.58000%(1)    5.760%    $ 10,000,000(5)     06/16/08
 Milwaukee, WI



(1) Adjusted every three months to the three-month LIBOR rate then in effect.
(2) The notional amount decreases by $166,667 each quarter and was $4,158,333 at December 31, 2000.
(3) The notional amount decreases by $100,000 each quarter and was $3,050,000 at December 31, 2000.
(4) The notional amount decreases by $75,000 each quarter and was $3,425,000 at December 31, 2000.
(5) The notional amount decreases by $166,667 each quarter and was $8,333,330 at December 31, 2000.


As a result of hedge arrangements, the Company recognized a $49,734 increase in interest expense for the year ended December 31, 2000 and a $711,006 and a $519,795 reduction in interest expense for the years ended December 31, 1999 and 1998. In addition, the Company recognized a $88,131 and $93,201 reduction in interest expense for the years ended December 31, 1999 and 1998 as a result of investment swap contracts which have now expired.

The Company may be susceptible to risk with respect to interest rate swap agreements to the extent of nonperformance by the financial institutions participating in the interest rate swap agreements. However, the Company does not anticipate nonperformance by these institutions.

NOTE 12. MANDATORILY REDEEMABLE PREFERRED STOCK

On October 20, 1993, the Company issued 690,000 shares of Adjustable Rate Cumulative Preferred Stock, Series A, in a public offering at $25.00 per share less an underwriting discount of $1.0625 per share and other issuance costs amounting to $295,221. The preferred stock is redeemable, in whole or in part at the option of the Company, on any dividend payment date during the period from July 1, 2001 to June 30, 2003 and from July 1, 2006 to June 30, 2008 at $25 per share plus accrued and unpaid dividends. Any shares of preferred stock not redeemed prior to July 1, 2008 are subject to mandatory redemption on that date by the Company at a price of $25 plus accrued dividends. Dividends on the preferred stock were paid quarterly at the annual rate of 7.625% through the dividend period ending June 30, 1998. The dividend rate was adjusted to an annual rate of 8.53% for the dividend period commencing July 1, 1998 and ending June 30, 2003. The next adjustment will be effective for the five year period commencing July 1, 2003. As of December 31, 2000, the Company had repurchased 15,809 shares.


NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at December 31, 2000 and 1999 are as follows:

                                                     2000                        1999
                                          --------------------------   -------------------------
                                           Carrying      Estimated      Carrying     Estimated
                                            Amount       Fair Value      Amount      Fair Value
                                          -----------   ------------   -----------   -----------
FINANCIAL ASSETS
  Cash                                    $   713,694   $   713,694    $ 2,040,067   $ 2,040,067
  Accounts receivable                       3,886,502     3,886,502      2,954,428     2,954,428
  Interest receivable                         772,904       772,904        597,705       597,705
  Rent receivable                             296,454       296,454        125,436       125,436
  Variable rate loans                      96,488,180    96,488,180     98,565,907    98,565,907
  Fixed rate loans                         15,403,090    15,024,900     15,285,741    15,062,820

FINANCIAL LIABILITIES
  Short-term borrowings                    82,607,791    82,607,791     73,857,172    73,857,172
  Accounts payable                            901,340       901,340        888,469       888,469
  Variable rate long-term debt             20,802,050    20,802,050     10,612,778    10,612,778
  Fixed rate long-term debt
    Practicable to estimate fair value     12,401,543    12,502,139     13,740,428    13,045,454
    Not practicable                        18,483,122             -     23,651,383             -
  Redeemable preferred stock               16,854,775    12,219,712     16,908,025    11,640,145
  Interest rate swaps                               -       954,319              -      (548,067)


The estimated fair value of fee income on letters of credit at December 31, 2000 and 1999 was insignificant. Loan commitments on which the committed interest rate is less than the current market rate was also insignificant at December 31, 2000 and 1999.

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, fair values of the Company's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to repay in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by using interest rate swaps (see Note 11).

The Company has loan participations with repurchase options. The underlying loan has various maturities and principal reductions which makes it impracticable to measure the fair value.


NOTE 14. OPERATING LEASES

The Company's Consumer Products Segment leases from third parties various buildings. The leases are classified as operating leases and the buildings are used as warehouses and outlet stores for the storage, distribution and sale of Lee Middleton Original Dolls merchandise as well as for a variety of equipment. Minimum future lease payments, by year, from these leases based on the agreements in effect at December 31, 2000 is as follows:

                                            Projected
                    Year                  Rental Income
                ------------              -------------

                    2001                   $   486,985
                    2002                       531,027
                    2003                       535,437
                    2004                       499,293
                    2005                       480,621
                Later Years                    185,288
                                           -----------
                                           $ 2,718,651
                                           ===========



NOTE 15. TREASURY STOCK

During the year ended December 31, 2000, the Company purchased 257,300 shares of its common stock in the open market at an average price of $8.13. During the year ended December 31, 1999, the Company purchased 17,500 shares of its common stock and through its subsidiary and purchased an additional 48,890 shares of common stock in the open market at an average price of $11.76. It is the Company's intention to hold these shares as treasury stock.

NOTE 16. RETIREMENT PLANS

As of July 1, 1998, the Company's subsidiary, Lee Middleton Original Dolls, Inc. has a qualified defined contribution plan for eligible employees. Employees can contribute between 1% and 15% of their base compensation to the plan. The Company's contribution to the plan is at the discretion of the Company's Board of Directors. During the year ended December 31, 2000 the

Company contributed $10,832 to the plan. No Company contributions were made to the plan during the years ended December 31, 1999 or 1998.

The Company provided an additional supplemental retirement benefit for an executive officer, which is included in the management fee expense, totaling $63,680, $55,412, and $38,098 for the years ended December 31, 2000, 1999, and
1998, respectively. These payments were made at the sole discretion of the outside members of the Board of Directors.

NOTE 17. STOCK OPTION PLANS

The Company currently has two stock option plans, the 1993 Stock Option Plan and the 1997 Stock Option Plan (the "Plans"). During 2000, the 1990 Stock Option Plan terminated. In accordance with the Plans' provisions, the exercise prices for stock options may not be less than the fair market value of the optioned stock at the date of grant. The exercise price of all options granted was equal to the market value of the stock on the date of the grant. Options may be exercised based on the vesting schedule outlined in each agreement. All of the options, except for the options granted under the 1997 Stock Option Plan, are "incentive stock options" as defined under Section 422 of the Code. Options granted under the 1997 Stock Option Plan are considered "non-qualified stock options" as defined by the Internal Revenue Code. All options must be exercised within ten years of the date of grant.

Additional information relating to the Plans is shown below:

                                         For the year ended      For the year ended         For the year ended
                                         ------------------      ------------------         ------------------
                                         December 31, 2000       December 31, 1999          December 31, 1998
                                         -----------------       -----------------          -----------------

                                          Number    Average      Number       Average       Number    Average
                                            of      Option         of         Option          of      Option
                                         Options     Price       Options       Price        Options    Price
                                         -------    -------      -------      -------       -------   -------

Options outstanding at                   226,457    $10.21       205,870      $11.23        205,870   $12.73
   beginning of year
      Options granted                          -         -             -           -             -         -
      Options exercised                        -         -             -           -             -         -
      Options terminated unexercised     (12,012)     7.27             -           -             -         -
      Increase due to stock dividend           -         -        20,587(1)        -             -         -
                                         -------    ------       -------      ------        -------   ------
Options outstanding at end of year       214,445     10.37(1)    226,457       10.21(1)     205,870    11.23

Options available for grant at
   end of year                           105,555         -       172,601           -        173,188        -
                                         -------    ------       -------      ------        -------   ------


Total reserved shares                    320,000         -       399,058(1)        -        379,058        -

Options exercisable at end of year       210,045    $10.35       216,953      $10.19        192,590   $11.25

(1) On February 22, 2000, the Board of Directors of the Company approved a 10% increase in outstanding options and a 10% downward adjustment of the exercise price on all options. This adjustment was to reflect the Company's 10% stock dividend as of December 31, 1999.

                         Outstanding Options            Exercisable Options
                         -------------------            -------------------
                             Remaining
                              Average      Average
  Exercise                      Life       Exercise                 Exercise
Price Range      Shares       In Years      Price        Shares      Price
------------     -------     ---------     --------     -------     --------

$9.50-$13.50     214,445        6.1        $10.37       210,045      $10.31


The Company applies APB Opinion 25 and related interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized for its stock option awards.

FASB Statement 123 encourages a "fair value" based method of accounting for stock-based compensation plans. Had compensation cost for the Company's plans been determined based upon the fair value at the grant dates as prescribed by FASB Statement 123, the Company's proforma net income and earnings per share would be the same as reported due to no options being granted in 2000, 1999 and 1998.

NOTE 18. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all dilutive potential common shares. A reconciliation of the income and shares issued in computing the basic and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998, are as follows:

                                              For the years ended December 31,

                                           2000          1999          1998
                                        -----------   -----------   -----------

Net income available to
 common shareholders                    $ 4,264,396   $ 5,476,327   $ 3,769,637
                                        -----------   -----------   -----------

Determination of shares:
  Weighted average common shares
   outstanding (basic)                    3,832,769     4,012,264*    4,058,012*
  Assumed conversion of stock options             -         2,790*        2,715*
                                        -----------   -----------   -----------

  Weighted average common shares
   outstanding (diluted)                  3,832,769     4,015,054*    4,060,727*
                                        ===========   ===========   ===========

Basic earnings per share                     $ 1.11        $ 1.36*       $ 0.93*
Diluted earnings per share                   $ 1.11        $ 1.36*       $ 0.93*

*  Restated for 10% stock dividend as of the December 31, 1999 record date

NOTE 19. INCOME TAXES

Taxes on income consist of the following:

                                   For the years ended December 31,

                                  2000         1999           1998
                               ----------   ----------     ----------

    Current taxes
       Federal                 $  965,735   $  913,418     $1,188,422
       State                      165,481      138,600        234,404
                               ----------   ----------     ----------
                                1,131,216    1,052,018      1,422,826
                               ----------   ----------     ----------
    Deferred taxes
       Federal                   (165,328)    (100,000)        53,000
       State                      (26,930)           -         16,810
                               ----------   ----------     ----------
                                 (192,258)    (100,000)        69,810
                               ----------   ----------     ----------

    Taxes on income            $  938,958   $  952,018     $1,492,636
                               ==========   ==========     ==========


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

                                         2000           1999           1998
                                      -----------    -----------    -----------

Income before taxes                   $ 4,888,682    $ 4,662,218    $ 3,784,539
Less intercompany eliminations         (1,753,812)    (1,644,609)    (1,171,929)
Plus License Products loss not
 benefited                                      -              -      1,062,752
                                      -----------    -----------    -----------
Income subject to taxes               $ 3,134,870    $ 3,017,609    $ 3,675,362
                                      ===========    ===========    ===========


A reconciliation of the statutory Federal income tax rate and the effective rate as a percentage of income subject to taxes for Consumer Products is as follows.


                                         2000           1999           1998
                                      -----------    -----------    -----------

Federal statutory rate                   34.0%          34.0%          34.0%
State taxes                               4.4%           4.6%           6.9%
Underaccrual of taxes                    -5.4%          -4.2%           0.0%
Other                                    -3.0%          -3.0%          -0.1%
                                      -----------    -----------    -----------
Effective rate                           30.0%          31.4%          40.8%
                                      ===========    ===========    ===========

Temporary differences and carryforwards create deferred tax assets and liabilities. The following table lists the items which affect the deferred tax calculation for the Company:

                                          For the years ended December 31,

                                         2000           1999           1998
                                      -----------    -----------    -----------

Deferred tax assets:
  Accrued expenses and reserves       $   422,858    $   231,900    $   125,000
  Net operating loss carryforwards      1,125,500      1,222,100      1,172,000
                                      -----------    -----------    -----------
                                        1,548,358      1,454,000      1,297,000
Valuation allowance                    (1,125,500)    (1,227,600)    (1,172,000)
                                      -----------    -----------    -----------
                                          422,858        226,400        125,000
Deferred tax liabilities:
  Depreciation and amortization           (10,600)        (6,400)        (5,000)
                                      -----------    -----------    -----------

Net deferred tax assets               $   412,258    $   220,000    $   120,000
                                      ===========    ===========    ===========


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


NOTE 20. DISTRIBUTIONS

For the years ended December 31, 2000, 1999, and 1998, the Company's Board of Directors has declared the following common stock distributions.

                                         2000           1999           1998
                                      -----------    -----------    -----------

Total common stock distributions      $ 2,517,199    $ 6,027,790    $ 2,397,916

Common stock distributions per
 share (tax basis)
   Ordinary income                    $      0.65    $      0.70    $      0.65
   Capital gains                      $         -    $      0.14    $         -
   Return of capital                  $         -    $         -    $         -
   Nontaxable                         $         -    $      0.81    $         -
                                      -----------    -----------    -----------

Total common stock distributions
 declared per share                   $      0.65    $      1.65    $      0.65
                                      ===========    ===========    ===========

Distribution in cash                  $      0.65    $      0.84    $      0.65
Distribution in stock (10%)           $         -    $      0.81    $         -

NOTE 21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                Quarters Ended
                                     (in thousands, except per share data)
                                     -------------------------------------

                               03/31/2000   06/30/2000   09/30/2000   12/31/2000
                               ----------   ----------   ----------   ----------

Total revenues                   $ 9,756      $ 8,786     $ 11,243     $ 13,449
Net operating income before
 income taxes and minority
 interest                        $ 1,695      $   870     $  1,307     $  2,832
Net income available to
 common shareholders             $ 1,048      $   674     $    667     $  1,875
Basic earnings per share         $  0.27      $  0.18     $   0.18     $   0.48
Diluted earnings per share       $  0.27      $  0.18     $   0.18     $   0.48

                               03/31/1999   06/30/1999   09/30/1999   12/31/1999
                               ----------   ----------   ----------   ----------

Total revenues                   $ 7,292      $ 7,054     $  9,660     $ 11,864
Net operating income before
 income taxes and minority
 interest                        $ 1,333      $ 1,228     $  2,006     $  3,321
Net income available to
 common shareholders             $   898      $   900     $  1,280     $  2,398
Basic earnings per share         $  0.22*     $  0.22*    $   0.32*    $   0.60
Diluted earnings per share       $  0.22*     $  0.22*    $   0.32*    $   0.60


*  Restated for 10% stock dividend as of the December 31, 1999 record date

NOTE 22.          BANDO McGLOCKLIN CAPITAL CORPORATION (PARENT COMPANY ONLY)

Pursuant to covenants contained in its debt agreements, BMSBLC is prohibited from declaring or paying any dividend on its common stock which would constitute a return-of-capital dividend for income tax purposes. The balance sheet of the Parent Company only as of December 31, 2000 and December 31, 1999 and related statements of operations and cash flows for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                          December 31, 2000    December 31, 1999
                                          -----------------    -----------------

ASSETS
Loans                                        $  7,585,563         $  5,056,087
Investment in BMSBLC                           24,507,467           26,915,624
Investment in other subsidiaries                6,121,682            4,064,476
                                             ------------         ------------
   Total investments                           38,214,712           36,036,187
Other assets - net                                389,816              405,890
                                             ------------         ------------
   Total assets                              $ 38,604,528         $ 36,442,077
                                             ============         ============

LIABILITIES
Note payable                                  $ 8,000,000         $  5,000,000
Other liabilities                                  16,908              455,640
                                             ------------         ------------
   Total liabilities                            8,016,908            5,455,640
Preferred stock                                16,854,775           16,908,025

SHAREHOLDERS' EQUITY
Common stock                                      293,441              293,441
Additional paid-in capital                     16,604,744           16,604,744
Retained earnings                               2,965,814            1,218,617
Treasury stock, at cost                        (6,131,154)          (4,038,390)
                                             ------------         ------------
   Total shareholders' equity                  13,732,845           14,078,412
   Total liabilities, preferred
    stock, common stock and
     other shareholders' equity              $ 38,604,528         $ 36,442,077
                                             ============         ============

                                          For the Years Ended December 31,
                                          --------------------------------
                                          2000          1999           1998
                                       ----------    -----------    -----------

Revenues
  Interest on loans                    $1,189,589    $ 1,000,596    $   712,120
  Equity in income of BMSBLC            3,335,879      4,341,967      4,333,785
  Equity in income of other
   subsidiaries                         2,077,986      2,065,616        901,856
  Other income                             60,907        103,963        194,400
                                       ----------    -----------    -----------
     Total revenues                     6,664,361      7,512,142      6,142,161
                                       ----------    -----------    -----------

Expenses
  Interest expense                        772,741        327,128        328,920
  Salaries and employee benefits                -              -        118,917
  Other operating expenses                197,149        249,960        553,009
                                       ----------    -----------    -----------
     Total expenses                       969,890        577,088      1,000,846
                                       ----------    -----------    -----------

Net income                              5,694,471      6,935,054      5,141,315
Preferred stock dividends               1,394,874      1,438,992      1,362,659
                                       ----------    -----------    -----------
Net income available for
 common shareholders                   $4,299,597    $ 5,496,062    $ 3,778,656
                                       ==========    ===========    ===========

                                          For the Years Ended December 31,
                                          --------------------------------
                                          2000          1999           1998
                                       ----------    -----------    -----------

Cash Flows from Operating Activities:

Net income                             $ 5,694,471   $ 6,935,054    $ 5,141,315

Adjustments to reconcile net cash
 (used) provided by operating
 activities:
  Equity in subsidiaries' earnings      (5,393,085)   (6,386,927)    (5,226,622)
  Dividends from subsidiaries            5,744,036     2,652,471      5,344,251
  Other                                   (422,802)    1,373,454       (376,356)
                                       -----------   -----------    -----------

Net Cash Provided by Operations          5,622,620     4,574,052      4,882,588
                                       -----------   -----------    -----------

Cash Flows from Investing
 Activities:
  Loans made                            (2,533,214)            -              -
  Loans made to related parties                  -             -     (5,000,000)
  Principal collected on loans               3,738       143,585      1,401,572
  Proceeds from maturity of
   securities                                    -             -       (664,104)
  Other                                          -       (48,376)             -
                                       -----------   -----------    -----------

Net Cash (Used) Provided by Investing   (2,529,476)       95,209     (4,262,532)
                                       -----------   -----------    -----------

Cash Flows from Financing Activities:
  Proceeds from loan participations
   with repurchase options - net                 -             -     (1,600,000)
  Increase in other notes payable        3,000,000             -      5,000,000
  Preferred stock dividends paid        (1,448,124)   (1,438,992)    (1,362,659)
  Common stock dividends paid           (2,552,400)   (3,067,560)    (2,656,153)
  Repurchase of common stock            (2,092,764)     (186,640)             -
                                       -----------   -----------    -----------

Net Cash Used in Financing              (3,093,288)   (4,693,192)      (618,812)
                                       -----------   -----------    -----------

Net (decrease) increase in cash               (144)      (23,931)         1,244

Cash, beginning of period                    4,523        28,454         27,210
                                       -----------   -----------    -----------

Cash, end of period                    $     4,379   $     4,523    $    28,454
                                       ===========   ===========    ===========

Schedule I
Condensed Financial Information of Registrant
(Refer to footnote 22 of the financial statements)

Schedule II
Valuation and Qualifying Accounts

Changes in the reserves deducted from assets in the consolidated balance sheet other than accumulated depreciation for the years ended December 31, 2000, December 31, 1999 and December 31, 1998 are as follows:

                            Balance at    Charged                   Balance
                            beginning        to                     at end
                            of period     expense    Deductions    of period
                            ----------    -------    ----------    ---------

Reserve for loan losses:
Year ended:
   December 31, 2000         $ 150,000          -            -     $ 150,000
   December 31, 1999         $       -    150,000            -     $ 150,000
   December 31, 1998         $ 450,000          -     (450,000)    $       -

Reserve for doubtful
 accounts:
Year ended:
   December 31, 2000         $ 129,280     19,153      (27,794)    $ 120,639
   December 31, 1999         $  75,557    234,400     (180,677)    $ 129,280
   December 31, 1998         $ 268,796     95,568     (288,807)    $  75,557

Inventory reserve:
Year ended:
   December 31, 2000         $ 235,568    249,073     (351,580)    $ 133,061
   December 31, 1999         $ 466,661    129,421     (360,514)    $ 235,568
   December 31, 1998         $ 207,612    300,326      (41,277)    $ 466,661

Schedule IV
Mortgage Loans on Real Estate

                                                                                           Principal
                                                                                             amount
                                                                             Carrying       of loans
                                                                              Amount       subject to
                                                                  Face          of         delinquent
                                  Final      Periodic            Amount      Mortgages     Principal
                     Interest    Maturity    Payment    Prior      of          as of          or
   Description         Rate        Date       Terms     Liens   Mortgages    12/31/2000    Interest(1)
-----------------    --------   ----------   --------   -----   ---------    ----------    -----------

Commercial
  First Mortgage      7.0% to    1/1/01 to     N/A       N/A       N/A        90,225,873    2,284,967
                       13.00%   01/01/2015
  Second Mortgage     7.5% to   11/1/00 to     N/A       N/A       N/A         7,842,856       65,049
                       12.00%   12/01/2007
  Third Mortgage      7.5% to   11/1/00 to     N/A       N/A       N/A         1,967,843       62,227
                       12.25%   05/01/2009
  Construction        8.9% to    7/1/01 to     N/A       N/A       N/A         4,241,708
                                                                            ------------
                       11.00%   07/01/2010
Total Commercial                                                             104,278,280

All others(2)           N/A         N/A        N/A       N/A       N/A         7,762,990
                                                                            ------------

Total loans(3)                                                              $112,041,270
                                                                            ============


(1)   Delinquent is defined as ninety days or more past due.
(2)   This category includes all non-mortgage loans on the balance sheet.
(3)   No individual mortgage loan exceeded 3% of the total carrying value of mortgages.

Reconciliation of Loans on the Balance Sheet

                                         For the Years Ended December 31,
                                         --------------------------------
                                       2000            1999            1998
                                   -------------   -------------   -------------

Loans on balance sheet,
  Beginning of period              $ 114,001,648   $ 116,381,936   $ 131,035,245
  Additions during the period
    Loans made                        83,420,989      76,152,875      79,143,575
    Loans purchased                            -               -               -

  Deductions during period
    Principal collected on loans      85,381,367      78,533,163      93,795,015
    Principal charged off                      -               -           1,869
                                   -------------   -------------   -------------

Loans on balance sheet,
 end of period                     $ 112,041,270   $ 114,001,648   $ 116,381,936
                                   =============   =============   =============

                                    Part III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On September 22, 2000, the Company dismissed BDO Seidman, LLP as the Company's independent public accountant. The reports of BDO Seidman, LLP on the financial statements of the Company for either of the two previous fiscal years did not contain any adverse opinion or any disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The dismissal of BDO Seidman, LLP was approved by the Company's audit committee and its Board of Directors. In connection with its audit for the two previous fiscal years and through September 22, 2000, there were no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused it to make reference to the subject matter of the disagreements in connection with the financial statements for such years in the Company's report on Form 8-K which reported the dismissal. On September 22, 2000, the independent accounting firm of Virchow, Krause & Company, LLP was engaged by the Company to audit its financial statements for the fiscal year ended December 31, 2000.

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

Item 11. Executive Compensation

     Pursuant to Instruction G, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 2001 annual meeting of shareholders under the caption "Board of Directors" and "Executive Compensation"; provided however, that the subsection entitled "Executive Compensation - Compensation Committee Report" shall not be deemed to be incorporated herein by reference. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the Company's year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Pursuant to Instruction G, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 2001 annual meeting of shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management". The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the Company's year end.

Item 13. Certain Relationships and Related Transactions

     Pursuant to Instruction G, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 2001 annual meeting of shareholders under the caption "Related Party Transactions". The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the Company's year end.

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

3.   Reports on Form 8-K

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2001.

                                       BANDO McGLOCKLIN CAPITAL CORPORATION


                                       By: /s/   George R. Schonath
                                          --------------------------------------
                                          George R. Schonath,
                                          President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2001.

                  Signature                                     Title


/s/  George R. Schonath                    President and Chief Executive Officer
-------------------------------------      (Principal Financial Officer)
George R. Schonath


/s/  Susan J. Hauke                        Vice President Finance
-------------------------------------      (Principal Accounting Officer)
Susan J. Hauke


/s/  Salvatore L. Bando                    Director
-------------------------------------
Salvatore L. Bando


/s/  Robert A. Cooper                      Director
-------------------------------------
Robert A. Cooper


/s/  Peter A. Fischer                      Director
-------------------------------------
Peter A. Fischer


/s/  David A. Geraldson, Sr.               Director
-------------------------------------
David A. Geraldson, Sr.

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

   4.3 First Amendment to Amended and Restated Credit Agreement between Bando McGlocklin Small Business Lending Corporation and Firstar Bank, as agent for the Lenders, dated February 28, 2000.

   4.4 Second Amendment to Amended and Restated Credit Agreement between Bando McGlocklin Small Business Lending Corporation and Firstar Bank, as agent for the Lenders, dated April 28, 2000 (incorporated by reference to Exhibit 4.3 to the Company's Form 10-Q for the quarterly period ended June 30, 2000).

   4.5 Third Amendment to Amended and Restated Credit Agreement between Bando McGlocklin Small Business Lending Corporation and Firstar Bank, as agent for the Lenders, dated June 30, 2000 (incorporated by reference to Exhibit 4.4 to the Company's Form 10-Q for the quarterly period ended June 30, 2000).

   4.6 Credit Agreement dated April 30, 1998, between Bando McGlocklin Capital Corporation and Firstar Bank Milwaukee, N.A., (incorporated by reference to Exhibit
                         4.5 to the Company's Form 10-Q for the quarterly period ended June 30, 1998).

   4.7 First Amendment to Credit Agreement dated June 16, 1998, amends and supplements that certain Credit Agreement dated April 30, 1998, between Bando McGlocklin Capital Corporation and Firstar Bank Milwaukee, N.A., (incorporated by reference to Exhibit
                         4.6 to the Company's Form 10-Q for the quarterly period ended June 30, 1998).

   4.8 Second Amendment to Credit Agreement dated April 30, 1999, amends and supplements that certain Credit Agreement dated April 30, 1998, between Bando McGlocklin Capital Corporation and Firstar Bank Milwaukee, N.A., (incorporated by reference to Exhibit
                         4.6 to the Company's Form 10-Q for the quarterly period ended June 30, 1999).

   4.9 Third Amendment to Credit Agreement between Bando McGlocklin Capital Corporation and Firstar Bank, dated April 28, 2000 (incorporated by reference to Exhibit
                         4.1 to the Company's Form 10-Q for the quarterly period ended June 30, 2000).

   4.10 Fourth Amendment to Credit Agreement between Bando McGlocklin Capital Corporation and Firstar Bank, dated June 30, 2000 (incorporated by reference to Exhibit 4.2 to the Company's Form 10-Q for the quarterly period ended June 30, 2000).

Exhibit No.                              Exhibit Description

   4.11 Loan Participation Certificate and Agreement dated May 1, 1997, by and between Bando McGlocklin Small Business Lending Corporation and Security Bank SSB (incorporated by reference to Exhibit 10 to the Company's Form 10-Q for the quarterly period ended June 30, 1997).

   4.12 Master Note Purchase Agreement dated January 1, 1997, between the State of Wisconsin Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital Corporation (incorporated by reference to Exhibit 4.7 to the Company's Form 10-Q for the quarterly period ended March 31, 1997).

   4.13 First Amendment to Master Note Purchase Agreement dated June 1, 1998, by and among the State of Wisconsin Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital Corporation (incorporated by reference to Exhibit 4.2 to the Company's Form 10-Q for the quarterly period ended June 30, 1998).

   4.14 Third Amended and Restated Credit Agreement dated June 1, 1998, by and among State of Wisconsin Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital Corporation (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1998).

   4.15 Trust Indenture between Bando McGlocklin Small Business Lending Corporation and Firstar Bank, National Association, as trustee, dated March 1, 2000 (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended March 31, 2000).

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