Form 10-Q
period 2001-03-31
BANDO MCGLOCKLIN CAPITAL CORP
filed 2001-05-15
CIK 723209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                         Commission file number: 0-22663


                           THE MIDDLETON DOLL COMPANY
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

On May 14, 2001, there were 3,727,589 shares outstanding of the Registrant's common stock, 6-2/3 cents par value.

                           THE MIDDLETON DOLL COMPANY
                                 FORM 10-Q INDEX


PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
         and December 31, 2000................................................ 3

         Consolidated Statements of Operations - For the Three Months
         Ended March 31, 2001 and 2000 (Unaudited) ........................... 5

         Consolidated Statements of Cash Flows - For the Three Months
         Ended March 31, 2001 and 2000 (Unaudited)............................ 7

         Notes to the Consolidated Financial Statements (Unaudited)........... 8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................11

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................14

         Item 2.  Changes in Securities.......................................14

         Item 3.  Defaults Upon Senior Securities.............................14

         Item 4.  Submission of Matters to a Vote of Security Holders.........14

         Item 5.  Other Information...........................................14

         Item 6.  Exhibits and Reports on Form 8-K............................14

         Signatures...........................................................15

         Exhibit Index........................................................16

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                   December 31,
                                                  March 31, 2001      2000
                                                  --------------   ------------

ASSETS
Consumer Products
Cash                                               $    682,928    $    628,418
Accounts receivable, net of allowance of
 $141,961 and $120,639 as of March 31,
 2001 and December 31, 2000, respectively             3,026,686       3,886,502
Inventory                                             6,465,562       6,444,038
Prepaid inventory                                       687,237         662,036
Prepaid corporate taxes                                 348,689         315,035
Other prepaid expenses                                  422,105         225,183
                                                   ------------    ------------
   Total current assets                              11,633,207      12,161,212
Fixed assets, net of accumulated depreciation
 of $2,149,270 and $1,990,879 as of March 31,
 2001 and December 31, 2000, respectively             3,690,728       3,434,808
Loans                                                   621,968         621,968
Prepaid expenses and other assets                       829,873         796,219
Licensing Agreement                                   1,041,666       1,166,666
Goodwill, net of accumulated amortization
 of $90,370 and $82,624 as of March 31,
 2001 and December 31, 2000, respectively               529,383         537,129
                                                   ------------    ------------
   Total Consumer Products assets                    18,346,825      18,718,002
                                                   ------------    ------------

Financial Services
Cash                                                    168,606          85,276
Interest receivable                                     579,175         772,904
Rent receivable                                         241,399         296,454
Loans, net of allowance for doubtful
 accounts of $150,000 as of March 31, 2001
 and December 31, 2000, respectively                107,802,106     111,269,302
Leased properties:
 Buildings, net of accumulated depreciation
 of $1,419,127 and $1,220,426 as of March 31,
 2001 and December 31, 2000, respectively            30,372,945      30,570,290
   Land                                               4,738,169       4,738,169
   Construction in progress                             111,849         111,849
                                                   ------------    ------------
      Total leased properties                        35,222,963      35,420,308
Fixed assets, net of accumulated depreciation
 of $544,392 and $522,005 as of March 31,
 2001 and December 31, 2000, respectively               207,140         229,527
Investment in swap contracts at fair value            2,027,402               -
Other assets, net                                     1,377,424       1,422,411
                                                   ------------    ------------
   Total Financial Services assets                  147,626,215     149,496,182
                                                   ------------    ------------

   Total Assets                                    $165,973,040    $168,214,184
                                                   ============    ============

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)


                                                                   December 31,
                                                  March 31, 2001      2000
                                                  --------------   ------------

LIABILITIES, MINORITY INTEREST,
PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Consumer Products
Short-term borrowings                              $  1,476,926    $  1,176,926
Accounts payable                                        479,188         901,340
Accrued salaries                                        592,687         415,230
Accrued liabilities                                     476,247         667,044
                                                   ------------    ------------
   Total current liabilities                          3,025,048       3,160,540
Long-term debt                                          316,114         317,816
                                                   ------------    ------------
   Total Consumer Products liabilities                3,341,162       3,478,356
                                                   ------------    ------------

Financial Services
Commercial paper                                     59,710,237      61,345,865
Notes payable to banks                                8,350,000       8,000,000
Other short-term borrowings                          11,950,000      12,085,000
State of Wisconsin Investment Board notes payble     12,000,000      12,333,333
Loan participations with repurchase options          35,319,538      37,457,356
Other long-term debt                                  1,576,756       1,578,210
Accrued liabilities                                   1,586,021       1,789,758
                                                   ------------    ------------
   Total Financial Services liabilities             130,492,552     134,589,522
                                                   ------------    ------------

Minority interest in subsidiaries                       177,906         153,454
Redeemable Preferred stock, 1 cent par value,
 3,000,000 shares authorized, 690,000 shares
 issued and outstanding before deducting shares
 in treasury                                         17,250,000      17,250,000
Redeemable Preferred Treasury stock, at cost
 (15,809 shares)                                       (395,225)       (395,225)

Shareholders' Equity
Common stock, 6 2/3 cents par value,
 15,000,000 shares authorized, 4,401,599
 shares issued                                          293,441         293,441
Additional paid-in capital                           16,604,744      16,604,744
Retained earnings                                     2,982,686       2,965,814
Common treasury stock, at cost (631,510 shares)      (6,725,922)     (6,725,922)
Accumulated other comprehensive income                1,951,696               -
                                                   ------------    ------------
   Total Shareholders' Equity                        15,106,645      13,138,077
                                                   ------------    ------------

   Total Liabilities, Minority Interest,
   Preferred Stock and Shareholders' Equity        $165,973,040    $168,214,184
                                                   ============    ============

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       For the Three Months
                                                         Ended March 31,

                                                       2001            2000
                                                   ------------    ------------

Consumer Products
Net sales                                          $  6,758,223    $  6,580,718
Cost of sales                                         3,389,195       3,336,188
                                                   ------------    ------------
Gross profit                                          3,369,028       3,244,530

Operating expenses
  Sales and marketing                                 1,129,338       1,104,400
  New product development                               239,460         154,911
  General and administrative                          1,249,792         791,324
                                                   ------------    ------------
      Total operating expenses                        2,618,590       2,050,635

Net operating income                                    750,438       1,193,895

Other income (expense)
  Interest expense                                      (41,288)        (16,039)
  Other income, net                                       7,540          58,362
                                                   ------------    ------------
      Total other income (expense)                      (33,748)         42,323

Income before income taxes
 and minority interest                                  716,690       1,236,218
Income tax expense                                      (97,544)       (294,207)
Minority interest in earnings
 of subsidiaries                                        (24,452)        (30,816)
                                                   ------------    ------------
Net income - Consumer Products                          594,694         911,195
                                                   ------------    ------------

Financial Services
Revenues
  Interest on loans                                   2,319,575       2,457,524
  Rental income                                         962,905         684,661
  Other income                                          127,687          33,310
                                                   ------------    ------------
      Total revenues                                  3,410,167       3,175,495
                                                   ------------    ------------

Expenses
  Interest expense                                    2,357,466       2,189,630
  Depreciation expense on
   leased properties                                    198,700         140,338
  Management fee expense                                241,365         237,708
  Other operating expenses                              221,048         148,805
                                                   ------------    ------------
      Total expenses                                  3,018,579       2,716,481
                                                   ------------    ------------

Net income - Financial Services                    $    391,588    $    459,014
                                                   ------------    ------------

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
                                   (Unaudited)

                                                       For the Three Months
                                                         Ended March 31,

                                                       2001            2000
                                                   ------------    ------------

Total Company

Income before income taxes and
 minority interest
  Consumer products                                $    716,690    $  1,236,218
  Financial services                                    391,588         459,014
                                                   ------------    ------------
      Total company                                   1,108,278       1,695,232
Income tax expense                                      (97,544)       (294,207)
Minority interest in earnings of
 subsidiaries                                           (24,452)        (30,816)
                                                   ------------    ------------

Net income                                              986,282       1,370,209
Preferred stock dividends                              (359,428)       (321,498)
                                                   ------------    ------------
Net income available to common
 shareholders                                      $    626,854    $  1,048,711
                                                   ============    ============

Basic Earnings Per Share                           $       0.17    $       0.27
                                                   ============    ============

Diluted Earnings Per Share                         $       0.17    $       0.27
                                                   ============    ============


Weighted average shares outstanding (basic)           3,727,589       3,952,693
                                                   ============    ============

Segment Reconciliation

Consumer products
  Net income                                       $    594,694    $    911,195
  Interest/rental expense to parent                    (412,260)       (287,693)
  Management fees to parent                            (102,419)       (130,500)
                                                   ------------    ------------
Total segment net income                                 80,015         493,002

Financial services
  Net income                                            391,588         459,014
  Interest/rental income from subsidiary                412,260         287,693
  Management fees from subsidiary                       102,419         130,500
                                                   ------------    ------------
Total segment net income                                906,267         877,207

Total company net income                           $    986,282    $  1,370,209
                                                   ============    ============

                                  THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                  (Unaudited)

                                                                                   Accumulated
                                       Additional                                     Other
                            Common      Paid-In       Retained       Treasury     Comprehensive
                             Stock      Capital       Earnings        Stock           Income         Total
                           ---------   -----------   ----------    -----------    -------------   -----------

BALANCES,
December 31, 1999          $293,441    $16,604,744   $1,218,617    $(4,633,158)     $        -    $13,483,644

Purchase 106,000
 shares of treasury
 stock                            -              -            -       (726,878)              -       (726,878)
Net income - 1999                 -              -    1,370,209              -               -      1,370,209
Cash dividends on
 preferred stock ($0.53)          -              -     (321,498)             -               -       (321,498)
Cash dividends
 on common stock ($0.16)          -              -     (655,021)             -               -       (655,021)
                           --------    -----------   ----------    -----------      ----------    -----------

BALANCES,
March 31, 2000             $293,441    $16,604,744   $1,612,307    $(5,360,036)     $        -    $13,150,456
                           ========    ===========   ==========    ===========      ==========    ===========


BALANCES,
December 31, 2000          $293,441    $16,604,744   $2,965,814    $(6,725,922)     $        -    $13,138,077

Comprehensive
income
   Net income - 2000              -              -      986,282              -               -        986,282
   Net unrealized
     appreciation on
     investment swaps             -              -            -              -       1,951,696      1,951,696
                           --------    -----------   ----------    -----------      ----------    -----------
Total Comprehensive
      Income                      -              -      986,282              -       1,951,696      2,937,978
Cash dividends on
 preferred stock ($0.53)          -              -     (359,428)             -               -       (359,428)
Cash dividends on
 common stock ($0.16)             -              -     (609,982)             -               -       (609,982)
                           --------    -----------   ----------    -----------      ----------    -----------

BALANCES,
March 31, 2000             $293,441    $16,604,744   $2,982,686    $(6,725,922)     $1,951,696    $15,106,645
                           ========    ===========   ==========    ===========      ==========    ===========

                           THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)


                                            For the Three Months          For the Three Months
                                            Ended March 31, 2001          Ended March 31, 2000
                                          -------------------------    ---------------------------
                                           Consumer      Financial      Consumer       Financial
                                           Products      Services       Products       Services
                                          ----------    -----------    -----------    ------------
Cash Flows from Operating Activities:
Net income                                $  594,694        391,588    $   911,195    $    459,014
Adjustments to reconcile net cash
 provided by operating activities:
  Depreciation and amortization              166,137        221,088        119,554         164,824
  Allowance for doubtful accounts             21,322              -         (7,522)              -
  Provision for inventory reserve             22,993              -         25,014               -
  Change in appreciation on investments            -        (48,833)             -          (5,172)
  Change in minority interest in
   subsidiaries                               24,452              -         37,130               -
Increase (decrease) in cash due to
 change in:
  Accounts receivable                        838,494              -        127,240               -
  Inventory                                  617,519              -     (1,578,652)              -
  Interest receivable                              -        193,729              -        (129,540)
  Other assets                              (826,467)        73,169      1,009,409        (146,038)
  Accounts payable                          (422,152)             -       (280,251)              -
  Other liabilities                          (13,340)      (203,737)         9,757        (490,428)
                                          ----------    -----------    -----------    ------------
Net Cash from Operating Activities         1,023,652        627,004        372,874        (147,340)
                                          ----------    -----------    -----------    ------------
Cash Flows from Investing Activities:
  Loans made                                       -     (2,508,032)             -     (29,158,724)
  Principal collected on loans                     -      5,975,228              -      29,501,112
  Purchase or improvements of leased
   properties                                      -         (1,356)             -      (6,819,956)
  Purchase of fixed assets                  (414,311)             -       (156,197)         (1,166)
                                          ----------    -----------    -----------    ------------
Net Cash from Investing Activities          (414,311)     3,465,840       (156,197)     (6,478,734)
                                          ----------    -----------    -----------    ------------
Cash Flows from Financing Activities:
  Increase (decrease) in short term
   borrowings                                300,000     (1,285,628)       594,000      (8,390,352)
  Proceeds from loan participations
   with repurchase options - net                   -     (2,137,818)             -      15,413,589
  Repayment of IRB participations                  -       (135,000)             -               -
  Repayment of SWIB notes                          -       (333,333)             -        (333,334)
  Decrease in other notes payable             (1,702)        (1,454)        (1,419)         (1,363)
  Preferred stock dividends paid                   -       (359,428)             -        (359,748)
  Common stock dividends paid                      -       (609,982)             -        (655,021)
  Repurchase of common stock                       -              -              -        (726,878)
                                          ----------    -----------    -----------    ------------
Net Cash from Financing Activities           298,298     (4,862,643)       592,581       4,946,893
                                          ----------    -----------    -----------    ------------
Net intercompany transactions               (853,129)       853,129       (528,063)       528,063
Net increase (decrease) in cash               54,510         83,330        281,195      (1,151,118)
Cash, beginning of period                    628,418         85,276        530,919       1,509,148
                                          ----------    -----------    -----------    ------------
Cash, end of period                       $  682,928    $   168,606    $   812,114    $    358,030
                                          ==========    ===========    ===========    ============

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  NATURE OF BUSINESS

The consolidated financial statements of The Middleton Doll Company, formerly known as Bando McGlocklin Capital Corporation, (the "Company"), include two segments of business; financial services and consumer products. The consolidated financial statements as of and for the periods presented include the accounts of the Company and Bando McGlocklin Small Business Lending Corporation ("BMSBLC") as financial services companies and Lee Middleton Original Dolls, Inc. ("Middleton Doll"), License Products, Inc. ("License Products") and Middleton
(HK) Limited ("Middleton (HK)") as consumer product companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

Effective January 1, 2001, Middleton Doll, Middleton (HK) and License Products were each classified as a "Taxable Real Estate Investment Trust Subsidiary" ("TRS") under the Internal Revenue Code of 1986, as amended. This allows the Company, operating as a real estate investment trust ("REIT"), to hold more than 10% of the voting common stock of these corporations and to own TRSs having an aggregate value equal to not more than 20% of the value of the total assets of the Company.

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company and its majority-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the other information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The balance sheet for consumer products is classified due to its normal business cycle being less than twelve months. Financial services' balance sheet is not classified as its normal business cycle is greater than twelve months.

The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the period ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 3.  INVENTORY

Inventories of Middleton Doll and License Products are valued at the lower of cost or market. Middleton Doll and License Products utilize the average cost method to determine cost. The components of inventory are as follows:


                                          March 31, 2001     December 31, 2000
                                          --------------     -----------------

     Raw materials, net of reserve
      of $156,054 and $133,061,
      respectively                          $ 2,057,040         $ 2,018,040
     Work in process                            375,211             350,675
     Finished goods                           4,033,311           4,075,323
                                            -----------         -----------
        Total                               $ 6,465,562         $ 6,444,038
                                            ===========         ===========

NOTE 4.  INVESTMENT SWAPS

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement, as amended, establishes accounting and reporting standards for derivative instruments and was effective January 1, 2001, for the Company. At March 31, 2001, the Company's investment swaps had a fair market value of $2.03 million and unrealized gains of $2.03 million. The unrealized gains on the effective portion of the swaps was $1.95 million and was recognized through other comprehensive income. The unrealized gains on the ineffective portion of the swaps was $0.8 million and was recognized through current other income.

NOTE 5.  INCOME TAXES

The Company and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders. The income tax expense recorded by the Company is attributable to the Consumers Product segment. Tax expense is calculated on net income before the elimination of intercompany expenses and, at the present time, is attributable only to Middleton Doll income as License Products has a net operating loss carryforward to offset its current net income.


NOTE 6.  EARNINGS PER SHARE

See Exhibit 11 for the computation of the net income per common share.


NOTE 7.  COMMITMENTS

Undisbursed construction loan commitments and lines of credit totaled $5.56 million at March 31, 2001.


NOTE 8.  SUBSEQUENT EVENTS

At the Annual Meeting held on May 3, 2001, shareholders approved an amendment to the Articles of Incorporation of the Company changing the Company name to "The Middleton Doll Company". The name change was effective on May 4, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Amounts presented as of March 31, 2001 and December 31, 2000, and for the three months ended March 31, 2001 and March 31, 2000 include the consolidation of two segments. The financial services segment includes The Middleton Doll Company (the "Company") and Bando McGlocklin Small Business Lending Corporation ("BMSBLC"), a 100% owned subsidiary of the Company. The consumer products segment includes Lee Middleton Original Dolls, Inc. ("Middleton Doll"), a 99% owned subsidiary of the Company, Middleton (HK) Limited ("Middleton (HK)"), a 51% owned subsidiary of Middleton Doll and License Products, Inc. ("License Products"), a 51% owned subsidiary of Middleton Doll.

Results of Operations

For the three months ended March 31, 2001 and March 31, 2000

The Company's total net income available to common shareholders for the quarter ended March 31, 2001 was $0.63 million or $0.17 per share (diluted) as compared to $1.05 million or $0.27 per share (diluted) for the quarter ended March 31, 2000, a 40% decrease in net income.


Consumer Products

Net income from consumer products after income taxes and minority interest for the quarter ended March 31, 2001 was $0.59 million compared to $0.91 million for the quarter ended March 31, 2000, a 35% decrease. After giving effect to interest, rental and management fees paid to the Company, the consumer products segment net income was $0.08 million and $0.49 million for the quarters ended March 31, 2001 and 2000, respectively.

Net sales from consumer products for the quarter ended March 31, 2001 increased 3% to $6.76 million from $6.58 million in the corresponding prior year period. This was due to increased sales of $0.15 million at Middleton Doll and $0.03 million at License Products. Cost of sales increased 1% to $3.39 million for the quarter ended March 31, 2001 from $3.34 million for the prior year quarter. Middleton Doll's cost of sales increased to $2.73 million from $2.71 million while License Products' cost of sales increased to $0.66 million from $0.63 million. Gross profit margin remained at 49% for both periods.

Total operating expenses of consumer products for the quarter ended March 31, 2001 were $2.62 million compared to $2.05 million for the quarter ended March 31, 2000, a 28% increase. Middleton Doll's total operating expenses increased $0.56 million due to related expenses stemming from the continued growth of the company while License Products' operating expenses increased $0.01 million. Sales and marketing expense and new product development increased $0.10 million to $1.36 million for the quarter ended March 31, 2001 compared to $1.26 million for the quarter ended March 31, 2000. General and administrative expenses increased $0.46 million at Middleton Doll for the quarter ended March 31, 2001. This increase was primarily due to costs incurred with the relocation of the Middleton Doll administrative offices to Westerville, Ohio and warehouse space to Columbus, Ohio. Higher labor costs, additional personnel, computer expenses and office and warehouse rental space all contributed to the increase in costs.

Other income, net decreased $0.08 million when compared to the same period a year ago primarily due to an increase in interest expense. The minority interest in earnings of subsidiaries decreased for the quarter ended March 31, 2001 due to the decrease in net income. Consumer products recorded an income tax expense of $0.10 million for the quarter ended March 31, 2001 as compared to $0.29 million for the quarter ended March 31, 2000. Income tax expense is attributable to Middleton Doll's and Middleton (HK)'s income since License Products has a net operating loss carryforward to offset its current net income.

Financial Services

Net income from financial services for the quarter ended March 31, 2001 was $0.39 million compared to $0.46 million for the quarter ended March 31, 2000, a 15% decrease. After giving effect to interest, rental and management fees received from the consumer products segment, the financial services segment net income was $0.91 million and $0.88 million for the quarters ended March 31, 2001 and 2000, respectively.

Total revenues were $3.41 million for the quarter ended March 31, 2001 compared to $3.18 million for the quarter ended March 30, 2000, a 7% increase. Interest on loans decreased 6% to $2.32 million for the quarter ended March 31, 2001 from $2.46 million for the comparative quarter. Average loans under management decreased $4.25 million when comparing the first quarter of 2001 to the first quarter of 2000. The average prime rate decreased from 8.69% in the first quarter of 2000 to 8.64% in the first quarter of 2001.

Rental income increased $0.28 million to $0.96 million for the quarter ended March 31, 2001 as compared to $0.68 million for the quarter ended March 31, 2000 due to an increase in ownership of commercial rental properties. At March 31, 2001 the Company had $35.22 million in leased properties, net of accumulated depreciation, compared to $30.75 million at March 31, 2000.

Other income increased $0.09 million when comparing the quarter ended March 31, 2001 to March 31, 2000 due to an $0.08 million increase from an unrealized gain on investment swaps (See Note 4).

Interest expense increased 8% to $2.36 million for the quarter ended March 31, 2001 as compared to $2.19 million for the quarter ended March 31, 2000. The average debt balance increased $5.0 million in the first quarter of 2001 compared to the first quarter of 2000. The increase in debt is the result of the purchase of additional leased properties and the funding of treasury stock.

Due to the increase in leased properties, depreciation expense was $0.06 million higher when comparing the first quarter of 2001 to the first quarter of 2000. Other operating expenses increased $0.08 million for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000. Leased property expenses increased $0.05 million and the unrealized change in the value of an investment was $0.03 million.

Overall net income decreased when comparing the first quarter of 2001 to the first quarter of 2000 for both the consumer products and the financial services segments. The consumer products segment's net income decreased due to an increase in general and administrative expenses. These expenses were incurred in order to meet increased product demand and to provide a framework for future growth. The financial services segment's net income decreased due to the increase in other operating expenses.


Liquidity and Capital

Consumer Products

Total assets of consumer products were $18.35 million as of March 31, 2001 and $18.72 million as of December 31, 2000, a 2% decrease.

Cash increased to $0.68 million at March 31, 2001 from $0.63 million at December 31, 2000.

Accounts receivable, net of the allowance, decreased to $3.03 million at March 31, 2001 from $3.89 million at December 31, 2000. A decrease of $0.95 million is attributable to Middleton Doll, and an increase of $0.09 million is attributable to License Products. The decrease in Middleton Doll's accounts receivable is attributable to the seasonality of their sales. The higher volume of sales in the fourth quarter results in higher receivables at year end as compared to the first quarter.

Inventory was $6.46 million at March 31, 2001 compared to $6.44 million at December 31, 2000. Middleton Doll's inventory increased $0.22 million due to new doll lines while License Products' inventory decreased $0.20 million.

Fixed assets increased by $0.26 million due to computer and software consulting fees connected with the relocation. Other assets and prepaid expenses increased by $0.16 million.

Middleton Doll increased its short-term borrowings by $0.30 million on a line of credit with a bank.

Accounts payable decreased by $0.42 million as of March 31, 2001 compared to December 31, 2000. Middleton Doll's accounts payable decreased by $0.41 million while License Products' accounts payable decreased $0.01 million. The decrease in accounts payable is also the result of Middleton Doll's seasonality in sales. Material purchases are higher in the third and fourth quarters as compared to the first quarter. Other liabilities decreased by $0.02 million.

Financial Services

Total assets of financial services were $147.63 million as of March 31, 2001 and $149.50 million as of December 31, 2000, a 1% decrease.

Cash increased to $0.17 million at March 31, 2001 from $0.09 million at December 31, 2000.

Interest and rent receivable decreased to $0.82 million from $1.07 million. Interest receivable decreased by $0.19 million as a result of interest rates and loan balances being lower. Fixed assets and other assets including prepaid amounts decreased in the aggregate by $0.06 million. Investment swap contracts increased $2.03 million from December 31, 2000 under new reporting requirements (See Note 4).

Total loans decreased by $3.47 million or 3% to $107.80 million at March 31, 2001 from $111.27 million at December 31, 2000 due to normal market competition. Leased properties under management decreased $0.20 million due to depreciation.

The financial services' total consolidated indebtedness at March 31, 2001 decreased $3.89 million due to the decrease in loans.

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

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                           THE MIDDLETON DOLL COMPANY
                                           (Registrant)


Date:    May 14, 2001                      /s/ George R. Schonath
                                           -------------------------------------
                                           George R. Schonath
                                           President and Chief Executive Officer


Date:    May 14, 2001                      /s/ Susan J. Hauke
                                           -------------------------------------
                                           Susan J. Hauke
                                           Vice President Finance

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                  EXHIBIT INDEX


Exhibit Number                             Exhibit
--------------                             -------

     11              Statement Regarding Computation of Per Share Earnings