Form 10-Q
period 2001-06-30
MIDDLETON DOLL CO
filed 2001-08-13
CIK 723209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

                                       or

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

                         Yes       X               No       ___
                                 -----

On August 13, 2001, there were 3,727,589 shares outstanding of the Registrant's common stock, 6-2/3 cents par value.

                           THE MIDDLETON DOLL COMPANY
                                 FORM 10-Q INDEX


PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2001 (Unaudited) and
         December  31,  2000  . . . . . . . . . . . . . . . . . . . . . . . . 3

         Consolidated Statements of Operations - For the Three and Six Months
         Ended June 30, 2001 and 2000 (Unaudited).  . . . . . . . . . . . . . 5

         Consolidated Statement of Changes in Shareholders'
         Equity (Unaudited).  . . . . . . . . . . . . . . . . . . . . . . . . 7

         Consolidated Statements of Cash Flows - For the Six
         Months Ended June 30, 2001 and 2000 (Unaudited)  . . . . . . . . . . 8

         Notes to the Consolidated Financial Statements (Unaudited) . . . . . 9

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of  Operations . . . . . . . . . . . . . . . . . . . . . . .11

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . 16

         Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . 16

         Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . 16

         Item 4. Submission of Matters to a Vote of Security Holders . . . . 16

         Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . 16

         Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 17

         Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

         Exhibit  Index  . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      June 30, 2001   December 31, 2000
                                                      -------------   -----------------
                                                       (Unaudited)
ASSETS
Consumer Products
Cash                                                   $    559,111   $    628,418
Accounts receivable, net of allowance of
   $182,658 and $120,639 as of June 30, 2001
   and December 31, 2000, respectively                    2,712,729      3,886,502
Inventory                                                 8,051,059      6,444,038
Prepaid inventory                                           899,770        662,036
Prepaid corporate taxes                                     814,067        315,035
Other prepaid expenses                                      778,612        225,183
                                                       ------------   ------------
   Total current assets                                  13,815,348     12,161,212
Fixed assets, net of accumulated depreciation of
   $2,063,458 and $1,990,879 as of June 30,
   2001 and December 31, 2000, respectively               3,766,395      3,434,808
Loans                                                       621,968        621,968
Prepaid expenses and other assets                           573,087        796,219
Licensing Agreement                                         916,666      1,166,666
Goodwill, net of accumulated amortization of
   $98,116 and $82,624 as of June 30, 2001
   and December 31, 2000, respectively                      521,637        537,129
                                                       ------------   ------------
   Total Consumer Products Assets                        20,215,101     18,718,002
                                                       ------------   ------------

Financial Services
Cash                                                        274,397         85,276
Interest receivable                                         531,126        772,904
Rent receivable, net of allowance of $150,000 and $0
   as of June 30, 2001 and December 31, 2000,
   respectively                                              96,190        296,454
Loans, net of allowance for doubtful accounts
   of $0 and $150,000 as of June 30, 2001
   and December 31, 2000, respectively                  105,581,057    111,269,302
Leased properties:
   Buildings, net of accumulated depreciation of
   $1,610,230 and $1,220,426 as of June 30, 2001
   and December 31, 2000, respectively                   30,188,837     30,570,290
   Land                                                   4,738,169      4,738,169
   Construction in progress                                    --          111,849
                                                       ------------   ------------
      Total leased properties                            34,927,006     35,420,308
Fixed assets, net of accumulated depreciation of
   $566,779 and $522,005 as of June 30, 2001
   and December 31, 2000, respectively                      184,753        229,527
Investment in swap contracts at fair value                1,583,814           --
Other assets, net                                         1,430,346      1,422,411
                                                       ------------   ------------
   Total Financial Services Assets                      144,608,689    149,496,182
                                                       ------------   ------------

   Total Assets                                        $164,823,790   $168,214,184
                                                       ============   ============

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)


                                                              June 30, 2001     December 31, 2000
                                                              --------------    -----------------
LIABILITIES, MINORITY INTEREST,                                 (Unaudited)
PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Consumer Products
Short-term borrowings                                          $   3,377,000    $   1,176,926
Accounts payable                                                     961,938          901,340
Accrued salaries                                                     525,890          415,230
Accrued liabilities                                                  611,694          667,044
                                                               -------------    -------------
   Total current liabilities                                       5,476,522        3,160,540
Long-term debt                                                        20,337          317,816
                                                               -------------    -------------
   Total Consumer Products Liabilities                             5,496,859        3,478,356
                                                               -------------    -------------

Financial Services
Commercial paper                                                  60,081,208       61,345,865
Notes payable to banks                                             7,625,000        8,000,000
Other short-term borrowings                                       11,820,000       12,085,000
State of Wisconsin Investment Board notes payble                  11,666,667       12,333,333
Loan participations with repurchase options                       33,616,134       37,457,356
Other long-term debt                                               1,575,291        1,578,210
Other debt- heging activities                                      1,460,172             --
Accrued liabilities                                                1,630,771        1,789,758
                                                               -------------    -------------
   Total Financial Services Liabilities                          129,475,243      134,589,522
                                                               -------------    -------------

Minority interest in subsidiaries                                    211,931          153,454
Redeemable Preferred stock, 1 cent par value,
   3,000,000 shares authorized, 690,000 shares issued
   and outstanding before deducting shares in treasury            17,250,000       17,250,000
Redeemable Preferred Treasury stock, at cost (15,809 shares)        (395,225)        (395,225)

Shareholders' Equity
Common stock, 6 2/3 cents par value,
   15,000,000 shares authorized, 4,401,599 shares issued             293,441          293,441
Additional paid-in capital                                        16,604,744       16,604,744
Retained earnings                                                  2,612,719        2,965,814
Common treasury stock, at cost (674,010 shares)                   (6,725,922)      (6,725,922)
                                                               -------------    -------------
   Total Shareholders' Equity                                     12,784,982       13,138,077
                                                               -------------    -------------

   Total Liabilities, Minority Interest,
   Preferred Stock and Shareholders' Equity                    $ 164,823,790    $ 168,214,184
                                                               =============    =============

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              For the Three Months              For the Six Months
                                                  Ended June 30,                  Ended June 30,
                                              2001             2000            2001            2000
                                           ------------    ------------    ------------    ------------
Consumer Products
Net sales                                  $  5,531,143    $  5,087,582    $ 12,289,366    $ 11,668,300
Cost of sales                                 3,128,261       2,693,633       6,517,456       6,029,821
                                           ------------    ------------    ------------    ------------
Gross profit                                  2,402,882       2,393,949       5,771,910       5,638,479

Operating expenses
   Sales and marketing                        1,319,264       1,089,562       2,448,602       2,193,962
   New product development                      243,600         161,666         483,060         316,577
   General and administrative                 1,357,587         882,369       2,607,379       1,673,693
                                           ------------    ------------    ------------    ------------
      Total operating expenses                2,920,451       2,133,597       5,539,041       4,184,232

Net operating income (loss)                    (517,569)        260,352         232,869       1,454,247

Other income (expense)
   Interest expense                             (62,866)        (27,651)       (104,154)        (43,690)
   Other income, net                              7,822          30,026          15,362          88,388
                                           ------------    ------------    ------------    ------------
      Total other income (expense)              (55,044)          2,375         (88,792)         44,698

Income (loss) before income taxes
   and minority interest                       (572,613)        262,727         144,077       1,498,945
Income tax benefit (expense)                    377,611         133,166         280,067        (161,041)
Minority interest in earnings (loss)
   of subsidiaries                              (34,024)         25,972         (58,476)         (4,844)
                                           ------------    ------------    ------------    ------------
Net Income - Consumer Products                 (229,026)        421,865         365,668       1,333,060
                                           ------------    ------------    ------------    ------------

Financial Services
Revenues
   Interest on loans                          2,095,551       2,606,494       4,415,126       5,064,018
   Rental income                                985,629       1,052,989       1,948,534       1,737,650
   Gain on sale of property                     131,467            --           131,467            --
   Unrealized gain on hedging activities         47,936            --           123,642            --
   Other income                                  45,751          38,995          97,732          72,305
                                           ------------    ------------    ------------    ------------
      Total revenues                          3,306,334       3,698,478       6,716,501       6,873,973
                                           ------------    ------------    ------------    ------------

Expenses
   Interest expense                           1,836,507       2,477,904       4,193,973       4,667,534
   Depreciation expense on
      leased properties                         191,104         179,083         389,804         319,421
   Management fee expense                       257,711         253,490         499,076         491,198
   Other operating expenses                     192,543         181,093         413,591         329,898
                                           ------------    ------------    ------------    ------------
      Total expenses                          2,477,865       3,091,570       5,496,444       5,808,051
                                           ------------    ------------    ------------    ------------

Net Income - Financial Services            $    828,469    $    606,908    $  1,220,057    $  1,065,922
                                           ------------    ------------    ------------    ------------

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
                                   (Unaudited)

                                                For the Three Months        For the Six Months
                                                  Ended June 30,               Ended June 30,
                                                2001          2000            2001          2000
                                            -----------   ------------    -----------    -----------
Total Company

Income before income taxes and
minority interest
   Consumer products                        $  (572,613)   $   262,727    $   144,077    $ 1,498,945
   Financial services                           828,469        606,908      1,220,057      1,065,922
                                            -----------    -----------    -----------    -----------
      Total company                             255,856        869,635      1,364,134      2,564,867
Income tax benefit (expense)                    377,611        133,166        280,067       (161,041)
Minority interest in earnings (losses)
   of subsidiaries                              (34,024)        25,972        (58,476)        (4,844)
                                            -----------    -----------    -----------    -----------

Net income                                      599,443      1,028,773      1,585,725      2,398,982
Preferred stock dividends                      (359,428)      (354,519)      (718,856)      (676,017)
                                            -----------    -----------    -----------    -----------
Net income available to common
   shareholders                             $   240,015    $   674,254    $   866,869    $ 1,722,965
                                            ===========    ===========    ===========    ===========

Basic Earnings Per Share                    $      0.06    $      0.18    $      0.23    $      0.44
                                            ===========    ===========    ===========    ===========

Diluted Earnings Per Share                  $      0.06    $      0.18    $      0.23    $      0.44
                                            ===========    ===========    ===========    ===========

Weighted average shares
   outstanding (diluted)                      3,727,589      3,843,500      3,727,589      3,898,672
                                            ===========    ===========    ===========    ===========


Segment Reconciliation

Consumer Products
   Net income (loss)                        $  (229,026)   $   421,865    $   365,668    $ 1,333,060
   Interest/rental expense to parent           (302,740)   $  (312,737)      (715,000)      (606,296)
   Management fees to parent                   (105,750)   $  (122,546)      (208,169)      (247,180)
                                            -----------    -----------    -----------    -----------
Total segment net income (loss)                (637,516)       (13,418)      (557,501)       479,584

Financial Services
   Net income                                   828,469        606,908      1,220,057      1,065,922
   Interest/rental income from subsidiary       302,740        312,737        715,000        606,296
   Management fees from subsidiary              105,750        122,546        208,169        247,180
                                            -----------    -----------    -----------    -----------
Total segment net income (loss)               1,236,959      1,042,191      2,143,226      1,919,398

Total Company Net Income                    $   599,443    $ 1,028,773    $ 1,585,725    $ 2,398,982
                                            ===========    ===========    ===========    ===========


                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                             Additional
                               Common         Paid-In        Retained        Treasury
                                Stock         Capital        Earnings         Stock            Total
                             ------------   ------------   ------------    ------------    -------------
BALANCES,
December 31, 1999            $    293,441   $ 16,604,744   $  1,218,617    $ (4,633,158)   $ 13,483,644

Purchase 160,800 shares
   of treasury stock                 --             --             --        (1,253,383)     (1,253,383)
Net income - 2000                    --             --        2,398,982            --         2,398,982
Cash dividends on
   preferred stock ($1.07)           --             --         (676,017)           --          (676,017)
Cash dividends on
   common stock ($0.33)              --             --       (1,281,133)           --        (1,281,133)
                             ------------   ------------   ------------    ------------    ------------

BALANCES,
June 30, 2000                $    293,441   $ 16,604,744   $  1,660,448    $ (5,886,541)   $ 12,672,092
                             ============   ============   ============    ============    ============


BALANCES,
December 31, 2000            $    293,441   $ 16,604,744   $  2,965,814    $ (6,725,922)   $ 13,138,077

Net income - 2001                    --             --        1,585,725            --         1,585,725
Cash dividends on
   preferred stock ($1.07)           --             --         (718,856)           --          (718,856)
Cash dividends on
   common stock ($0.33)              --             --       (1,219,964)           --        (1,219,964)
                             ------------   ------------   ------------    ------------    ------------

BALANCES,
June 30, 2001                $    293,441   $ 16,604,744   $  2,612,719    $ (6,725,922)   $ 12,784,982
                             ============   ============   ============    ============    ============

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           For the Six Months             For the Six Months
                                                           Ended June 30, 2001            Ended June 30, 2000
                                                         Consumer       Financial       Consumer        Financial
                                                         Products        Services       Products         Services
                                                       ------------    ------------    ------------    ------------
Cash Flows from Operating Activities:
Net income                                             $    365,668    $  1,220,057    $  1,333,060    $  1,065,922
Adjustments to reconcile net cash
   provided by operating activities:
   Depreciation and amortization                             98,216         434,578         237,041         367,486
   Allowance for doubtful accounts                           62,019            --           (11,665)           --
   Provision for inventory reserve                           51,318            --            25,827            --
   Change in appreciation on investments                       --            15,404            --            (5,172)
   Gain on sale of leased properties                           --          (131,467)           --              --
   Change in minority interest in subsidiaries               58,477            --            11,159            --
Increase (decrease) in cash due to change in:
   Accounts receivable                                    1,111,754            --         1,068,243            --
   Inventory                                               (996,303)           --        (3,024,524)           --
   Interest receivable                                         --           241,778            --          (131,017)
   Other assets                                          (2,229,099)         26,925       1,056,576        (314,507)
   Accounts payable                                         810,598            --           (72,504)           --
   Other liabilities                                         55,310        (158,987)       (437,543)        (94,558)
                                                       ------------    ------------    ------------    ------------
Net Cash from Operating Activities                         (612,042)      1,648,288         185,670         888,154
                                                       ------------    ------------    ------------    ------------
Cash Flows from Investing Activities:
   Loans made                                                  --        (5,050,542)           --       (24,506,198)
   Principal collected on loans                                --        10,888,787            --        25,953,907
   Proceeds from sale of property                              --           243,316            --              --
   Purchase or improvements of leased properties               --            (8,351)           --        (9,873,813)
   Purchase of fixed assets                                (414,311)           --          (442,867)         (8,972)
                                                       ------------    ------------    ------------    ------------
Net Cash from Investing Activities                         (414,311)      6,073,210        (442,867)     (8,435,076)
                                                       ------------    ------------    ------------    ------------
Cash Flows from Financing Activities:
   Increase (decrease) in short term borrowings           1,906,074      (1,639,657)      1,549,000      (3,264,910)
   Proceeds from (repayment of)  loan participations
      with repurchase options - net                            --        (3,841,222)           --        15,092,471
   Repayment of IRB participations                             --          (265,000)           --              --
   Repayment of SWIB notes                                     --          (666,666)           --          (666,667)
   Decrease in other notes payable                           (3,479)         (2,919)         (2,908)         (2,746)
   Increase in unrealized gain on hedging activities           --          (123,642)           --              --
   Preferred stock dividends paid                              --          (718,856)           --          (729,267)
   Common stock dividends paid                                 --        (1,219,964)           --        (1,281,134)
   Repurchase of common stock                                  --              --              --        (1,253,383)
                                                       ------------    ------------    ------------    ------------
Net Cash from Financing Activities                        1,902,595      (8,477,926)      1,546,092       7,894,364
                                                       ------------    ------------    ------------    ------------
Net intercompany transactions                              (945,549)        945,549        (960,348)        960,348
Net increase (decrease) in cash                             (69,307)        189,121         328,547       1,307,790
Cash, beginning of period                                   628,418          85,276         530,919       1,509,148
                                                       ------------    ------------    ------------    ------------
Cash, end of period                                    $    559,111    $    274,397    $    859,466    $  2,816,938
                                                       ============    ============    ============    ============

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  NATURE OF BUSINESS

The consolidated financial statements of The Middleton Doll Company, formerly known as Bando McGlocklin Capital Corporation, (the "Company"), include two segments of business: financial services and consumer products. The consolidated financial statements as of and for the periods presented include the accounts of the Company and Bando McGlocklin Small Business Lending Corporation ("BMSBLC") as financial services companies and Lee Middleton Original Dolls, Inc. ("Middleton Doll"), License Products, Inc. ("License Products") and Middleton
(HK) Limited ("Middleton (HK)") as consumer product companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The accompanying consolidated financial statements have not been audited by independent accountants in accordance with auditing standards generally accepted in the United States of America, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the periods ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.


NOTE 3.  HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement, as amended, establishes accounting and reporting standards for derivative instruments and was effective January 1, 2001, for the Company. At June 30, 2001, the Company's interest rate swaps had a fair market value of $1.58 million with an offsetting fair market liability of $1.46 million. The difference between the fair market value of the asset and the liability was $0.12 million of unrealized gain which is recorded as current revenue for the six months ended June 30, 2001.

NOTE 4.  INVENTORY

Inventories of Middleton Doll and License Products are valued at the lower of cost or market. Middleton Doll and License Products utilize the average cost method to determine cost. The components of inventory are as follows:

                                            June 30, 2001      December 31, 2000
                                            -------------      -----------------

Raw materials, net of reserve
   of $184,379 and $133,061,
   respectively                                $1,844,005          $2,018,040
Work in process                                   314,130             350,675
Finished goods                                  5,892,924           4,075,323
                                               ----------          ----------
   Total                                       $8,051,059          $6,444,038
                                               ==========          ==========

NOTE 5.  SHORT-TERM BORROWING

On April 30, 2001, Middleton Doll entered into a loan agreement with a bank providing for a line of credit of $3,900,000 at the prime rate. The note is due on June 30, 2002 with interest payable monthly. At June 30, 2001 the outstanding principal balance was $3,377,000.

On June 29, 2001, BMSBLC entered into an amendment to its amended and restated loan agreement with three participating banks. The loan agreement renewed the existing facility of $75,000,000 less the outstanding principal amount of commercial paper and industrial revenue bonds. The facility would bear interest either at the prime rate or at the 30, 60, or 90 day LIBOR rate plus one and three-eighths percent. Interest is payable monthly and the loan agreement expires on June 28, 2002.

On June 29, 2001 the Company renewed an amended credit agreement with one of its correspondent banks providing for a line of credit of $8,000,000 bearing interest at the prime rate. Interest is payable quarterly and the credit agreement expires on June 28, 2002.


NOTE 6.  INCOME TAXES

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


NOTE 8.  COMMITMENTS

Undisbursed construction loan commitments and lines of credit totaled $3.81 million at June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Amounts presented as of June 30, 2001 and December 31, 2000, and for the three months and the six months ended June 30, 2001 and June 30, 2000 include the consolidation of two segments. The financial services segment includes The Middleton Doll Company (the "Company") and Bando McGlocklin Small Business Lending Corporation ("BMSBLC"), a 100% owned subsidiary of the Company. The consumer products segment includes Lee Middleton Original Dolls, Inc. ("Middleton Doll"), a 99% owned subsidiary of the Company, Middleton (HK) Limited ("Middleton (HK)"), a 51% owned subsidiary of Middleton Doll and License Products, Inc. ("License Products"), a 51% owned subsidiary of Middleton Doll.

Results of Operations

For the three months ended June 30, 2001 and June 30, 2000

Overall, net income decreased when comparing the second quarter of 2001 to the second quarter of 2000. The Company's total net income available to common shareholders for the quarter ended June 30, 2001 was $0.24 million or $0.06 per share (diluted) as compared to $0.67 million or $0.18 per share (diluted) for the quarter ended June 30, 2000, a 64% decrease in net income available to common shareholders. The consumer products segment's net income decreased due to lower than expected sales as a result of the overall slowdown in the retail sector and the general economy. The financial services segment's net income increased due to the increase in the net interest margin as a result of the lowering of interest rates. The gain from the sale of vacant land as well as the unrealized gains on hedging activities also contributed to the increase in income for the financial services segment.

Consumer Products

After income taxes and minority interest, the consumer products segment had a net loss of ($0.23) million for the quarter ended June 30, 2001 compared to net income of $0.42 million for the quarter ended June 30, 2000. After giving effect to interest, rental and management fees paid to the Company, the consumer products segment had net losses of ($0.64) million and ($0.01) million for the quarters ended June 30, 2001 and 2000, respectively.

Net sales from consumer products for the quarter ended June 30, 2001 increased 9% to $5.53 million from $5.09 million in the corresponding prior year period. This was due to increased sales of $0.29 million at Middleton Doll and $0.15 million at License Products. Sales were less than expected in the second quarter due to the overall slowdown in the retail sector and the general economy. Middleton Doll's increase was driven by increased sales in the collector's club and the artist studio collection sold to dealers. Cost of sales increased 16% to $3.13 million for the quarter ended June 30, 2001 from $2.69 million for the prior year quarter. Middleton Doll's cost of sales increased to $2.32 million from $2.07 million while License Products' cost of sales increased to $0.81 million from $0.62 million. Gross profit margin was 43% for the three months ended June 30, 2001 and was 47% for the three months ended June 30, 2000. Gross profit margins decreased due to Middleton Doll selling the two new play dolls, Newborn Wonder and Playtime Wonder, at a lower profit margin compared to the Small Wonder doll the year before. In addition, Middleton Doll ran promotion specials on older inventory items, which had a reduced margin.

Total operating expenses of consumer products for the quarter ended June 30, 2001 were $2.92 million compared to $2.13 million for the quarter ended June 30, 2000, a 37% increase. Middleton Doll's total operating expenses increased $0.75 million due to related expenses stemming from its continued growth while License Products' operating expenses increased $0.04 million. Sales and marketing expense and new product development increased $0.31 million to $1.56 million for the quarter ended June 30, 2001 compared to $1.25 million for the quarter ended June 30, 2000. Middleton Doll had a $0.09 million increase in payroll relating to a new inside sales force and higher wages for the new headquarters in Westerville. There was also an increase in expenses as it builds awareness of the Lee Middleton Original Dolls brand name through marketing initiatives and its dealer acquisition program. New product development increased $0.06 million because of adding a new artist and addition staffing with higher wages in Westerville. General and administrative expenses increased $0.48 million at Middleton Doll for the quarter ended

June 30, 2001. This increase was primarily due to costs incurred with the relocations of the Middleton Doll administrative offices to Westerville, Ohio and warehouse space to Columbus, Ohio. The distribution center relocated to Columbus in June 2000. Higher labor costs, additional personnel, computer expenses and office and warehouse rental space all contributed to the increase in costs.

Other income, net, decreased $0.06 million when compared to the same period a year ago primarily due to an increase in interest expense. The minority interest in earnings of subsidiaries decreased for the quarter ended June 30, 2001 due to the decrease in net income. Consumer products recorded an income tax benefit of $0.38 million for the quarter ended June 30, 2001 as compared to an income tax benefit of $0.13 million for the quarter ended June 30, 2000. Income taxes are attributable only to Middleton Doll's and Middleton (HK)'s income since License Products has a net operating loss carryforward to offset its current net income.

Financial Services

Net income from financial services for the quarter ended June 30, 2001 was $0.83 million compared to $0.61 million for the quarter ended June 30, 2000, a 36% increase. After giving effect to interest, rental and management fees received from the consumer products segment, the financial services segment net income was $1.24 million and $1.04 million for the quarters ended June 30, 2001 and 2000, respectively.

Total revenues were $3.31 million for the quarter ended June 30, 2001 compared to $3.70 million for the quarter ended June 30, 2000, a 11% decrease. Interest on loans decreased 20% to $2.10 million for the quarter ended June 30, 2001 from $2.61 million for the comparative quarter. Average loans under management decreased $7.38 million when comparing the second quarter of 2001 to the second quarter of 2000. The average prime rate decreased from 9.25% in the second quarter of 2000 to 7.35% in the second quarter of 2001.

Rental income decreased $0.06 million to $0.99 million for the quarter ended June 30, 2001 as compared to $1.05 million for the quarter ended June 30, 2000 due to a loss of rental income from one property. At June 30, 2001 the Company had $34.93 million in leased properties, net of accumulated depreciation, compared to $35.42 million at June 30, 2000. During the second quarter of 2001, vacant land was sold resulting in a gain of $0.13 million.

Other income, including unrealized gain on hedging activities, increased $0.05 million when comparing the quarter ended June 30, 2001 to June 30, 2000 due to unrealized gains on hedging activities (See Note 3).

Interest expense decreased 26% to $1.84 million for the quarter ended June 30, 2001 as compared to $2.48 million for the quarter ended June 30, 2000. Average cost of debt decreased 24% from second quarter 2000. In addition, the average debt balance decreased $3.8 million in the second quarter of 2001 compared to the second quarter of 2000 due to decreases in loan participations.

Other expenses, including depreciation and management fees, increased $0.03 million for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000.


For the six months ended June 30, 2001 and June 30, 2000

Overall, net income decreased when comparing the first six months of 2001 to the first six months of 2000. The Company's total net income available to common shareholders for the six months ended June 30, 2001 was $0.87 million or $0.23 per share (diluted) as compared to $1.72 million or $0.44 per share (diluted) for the six months ended June 30, 2000, a 49% decrease in net income available to common shareholders. The consumer products segment's net income decreased due to lower than expected sales as a result of the overall slowdown in the retail sector and the general economy. The financial services segment's net income increased due to net interest margins improving, the gain from the sale of vacant land as well as the unrealized gains on hedging activities.

Consumer Products

Net income from consumer products after income taxes and minority interest for the six months ended June 30, 2001 was $0.37 million compared to $1.33 million for the six months ended June 30, 2000, a 72% decrease. After giving effect to interest, rental and management fees paid to the Company, the consumer products segment net loss was ($0.56) million for the quarter ended June 30, 2001, as compared to $0.48 million of net income for the quarter ended June 30, 2000.

Net sales from consumer products for the six months ended June 30, 2001 increased 5% to $12.29 million from $11.67 million in the corresponding prior year period. This was due to increased sales of $0.44 million at Middleton Doll and $0.18 million at License Products. Cost of sales increased 8% to $6.52 million for the six months ended June 30, 2001 from $6.03 million for the prior year quarter. Middleton Doll's cost of sales increased to $5.05 million from $4.78 million while License Products' cost of sales increased to $1.47 million from $1.25 million. Gross profit margin was 47% for the six months ended June 30, 2001 and was 48% for the six months ended June 30, 2000.

Total operating expenses of consumer products for the six months ended June 30, 2001 were $5.54 million compared to $4.18 million for the six months ended June 30, 2000, a 33% increase. Middleton Doll's total operating expenses increased $1.31 million due to related expenses stemming from the continued growth of the company and License Products' operating expenses increased $0.05 million. Sales and marketing expense and new product development increased $0.34 million at Middleton Doll and $0.08 million at License Products to $2.93 million for the six months ended June 30, 2001 compared to $2.51 million for the six months ended June 30, 2000. Middleton Doll had a $0.20 million increase in payroll relating to a new inside sales force and higher wages for the new headquarters in Westerville. There was also an increase in expenses as the company builds awareness of the Lee Middleton Original Dolls brand name through marketing initiatives and its dealer acquisition program. General and administrative expenses increased $0.96 million at Middleton Doll for the six months ended June 30, 2001. This increase was primarily due to costs incurred with the relocations of the Middleton Doll administrative offices to Westerville, Ohio and warehouse space to Columbus, Ohio. The distribution center relocated to Columbus in June 2000. Higher labor costs, additional personnel, computer expenses and office and warehouse rental space all contributed to the increase in costs.

Other income, net, decreased $0.13 million when compared to the same period a year ago primarily due to an increase in interest expense; also, during March 2000 Middleton Doll received $0.05 million of income from an insurance settlement that was non-recurring for 2001. The minority interest in earnings of subsidiaries increased for the six months ended June 30, 2001 due to an increase in net income at the Hong Kong subsidiary. Consumer products recorded an income tax benefit of $0.28 million for the six months ended June 30, 2001 as compared to an income tax expense of $0.16 million for the six months ended June 30, 2000. Income taxes are attributable only to Middleton Doll's and Middleton
(HK)'s income since License Products has a net operating loss carryforward to offset its current net income.

Financial Services

Net income from financial services for the six months ended June 30, 2001 was $1.22 million compared to $1.07 million for the six months ended June 30, 2000, a 14% increase. After giving effect to interest, rental and management fees received from the consumer products segment, the financial services segment net income was $2.14 million and $1.92 million for the six months ended June 30, 2001 and 2000, respectively.

Total revenues were $6.72 million for the six months ended June 30, 2001 compared to $6.87 million for the six months ended June 30, 2000, a 2% decrease. Interest on loans decreased 13% to $4.42 million for the six months ended June 30, 2001 from $5.06 million for the comparative period. Average loans under management decreased $5.91 million when comparing the first six months of 2001 to the first six months of 2000. The average prime rate decreased from 8.97% in the first six months of 2000 to 7.99% in the first six months of 2001.

Rental income increased $0.21 million to $1.95 million for the six months ended June 30, 2001 as compared to $1.74 million for the six months ended June 30, 2000 due to an increase in ownership of commercial rental properties net of $0.11 million of rental income which was not accrued or received from one property. At June 30,

2001 the Company had $36.53 million in average gross leased properties compared to $27.12 million at June 30, 2000. During the second quarter of 2001, vacant land was sold resulting in a gain of $0.13 million.

Other income, including unrealized gain on hedging activities, increased $0.15 million when comparing the six months ended June 30, 2001 to June 30, 2000 due to a $0.12 million increase from unrealized gains on hedging activities (See
Note 3).

Interest expense decreased 10% to $4.19 million for the six months ended June 30, 2001 as compared to $4.67 million for the six months ended June 30, 2000 due to the decrease in the average prime rate. Average cost of debt decreased 10% from the first half of 2000. The average debt balance increased slightly by $0.58 million in the first six months of 2001 compared to the first six months of 2000.

Other expenses, including depreciation and management fees, increased $0.16 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Depreciation expense increased $0.07 million and other leased property expenses increased $0.09 million.


Liquidity and Capital

Consumer Products

Total assets of consumer products were $20.97 million as of June 30, 2001 and $18.72 million as of December 31, 2000, a 12% increase.

Cash decreased to $0.56 million at June 30, 2001 from $0.63 million at December 31, 2000.

Accounts receivable, net of the allowance, decreased to $2.71 million at June 30, 2001 from $3.89 million at December 31, 2000. A decrease of $1.46 million is attributable to Middleton Doll, and an increase of $0.28 million is attributable to License Products. The decrease in Middleton Doll's accounts receivable is attributable to the seasonality of their sales. A higher volume of sales in the fourth quarter results in higher receivables at year end as compared to the first six months of the following year.

Inventory was $8.05 million at June 30, 2001 compared to $6.44 million at December 31, 2000. Middleton Doll's inventory increased $1.64 million due to Newborn Wonder and Playtime Wonder, the new play doll lines, along with new nurseries being shipped in the third quarter to large dealers, while License Products' inventory decreased $0.03 million.

Fixed assets increased by $0.33 million due to a new computer software system that had a cost of $0.30 million along with new office furniture connected with the relocation of the accounting department. Prepaid inventory increased $0.24 million. Other assets and prepaid expenses increased by $0.57 million. Prepaid expenses were up due to deposits made on three new trade shows and the new catalog that was released in July.

Middleton Doll increased its short-term borrowings by $2.20 million under a line of credit with a bank. The borrowings have increased as a result of paying down the long-term debt by $0.50 million, fixed assets purchases and the building up of inventory for the third and fourth quarter sales.

Accounts payable increased by $0.06 million as of June 30, 2001 compared to December 31, 2000. Middleton Doll's accounts payable increased by $0.04 million while License Products' accounts payable increased $0.02 million. Other liabilities decreased by $0.24 million.

Financial Services

Total assets of financial services were $144.61 million as of June 30, 2001 and $149.50 million as of December 31, 2000, a 3% decrease.

Cash increased to $0.27 million at June 30, 2001 from $0.09 million at December 31, 2000.

Interest and rent receivable decreased to $0.63 million from $1.07 million. Interest receivable decreased by $0.24 million as a result of interest rates and loan balances being lower. Rent receivable decreased $0.20 million due to booking a $0.15 million reserve against the rent receivable. In addition, one of the Company's tenants was put on non-accrual status as of January 2001. Fixed assets and other assets, including prepaid amounts, decreased in the aggregate by $0.04 million. Interest rate swap contracts increased $1.58 million from December 31, 2000 under new reporting requirements (See Note 3).

Total loans decreased by $5.69 million, or 5%, to $105.58 million at June 30, 2001 from $111.27 million at December 31, 2000 due to normal market competition. Leased properties under management decreased $0.49 million due to depreciation and the sale of a parcel of land which had a cost of $0.11 million.

The financial services' total consolidated indebtedness at June 30, 2001 decreased $5.11 million due to the decrease in loans.

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

Item 3.     DEFAULTS UPON SENIOR SECURITIES

            Not Applicable.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On May 3, 2001, the annual meeting of shareholders was held. At the meeting, Robert A. Cooper and David A. Geraldson were elected by the holders of Preferred Stock, voting as a separate class, to serve as Directors of the Company until the next annual meeting of the shareholders. Peter A. Fischer, Salvatore L. Bando and George R. Schonath were elected by the holders of the Preferred Stock and the Common Stock, voting together, to serve as Directors of the Company until the next annual meeting of shareholders. The Common Stock and Preferred Stock shareholders also approved a proposal to amend Article I of the Articles of Incorporation of the Company changing the name to "The Middleton Doll Company" and ratified the appointment of Virchow, Krause & Company, LLP as the Company's independent public accountants for the year ending December 31, 2001.

            There were 3,781,368 issued and outstanding shares of Common Stock and 674,791 issued and outstanding shares of Preferred Stock at the time of the annual meeting. The voting on each item presented at the annual meeting was as follows:

                                                        For          Withheld

            Election of Directors
              Preferred Stock votes:
              Robert A. Cooper                           641,302      10,890
              David A. Geraldson                         641,802      10,390

              Preferred and Common Stock votes:
              Peter A. Fischer                        3,992,205       53,449
              Salvatore L. Bando                      3,989,589       56,065
              George R. Schonath                      3,988,598       57,056


                                         For       Against   Abstain    Total
            Amendment of Article I    3,825,273    185,389    34,992   4,045,654
            Ratification of
             Accountants              4,005,005     16,629    24,020   4,045,654

Item 5.     OTHER INFORMATION

            None.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits

         The Exhibits to this Quarterly Report on Form 10-Q are identified on the Exhibit Index hereto.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                         THE MIDDLETON DOLL COMPANY
                                         (Registrant)


Date:    August 13, 2001                 /s/ George R. Schonath
                                         ----------------------
                                         George R. Schonath
                                         President and Chief Executive Officer


Date:    August 13, 2001                 /s/ Susan J. Hauke
                                         -------------------
                                         Susan J. Hauke
                                         Vice President Finance

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                  EXHIBIT INDEX


   Exhibit Number            Exhibit

         3.1 Amendment to Articles of Incorporation, changing name to "The Middleton Doll Company"

         4.1 Fifth Amendment to Credit Agreement between The Middleton Doll Company (formerly Bando McGlocklin Capital Corporation) and Firstar Bank, N.A., dated June 29, 2001.

         4.2 Fourth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and Firstar Bank, N.A., as agent for the Lenders, dated June 29, 2001.

         10.1 Amended and Restated Management Services and Allocation of Expenses Agreement dated May 9, 2001 by and between InvestorsBank, The Middleton Doll Company and Bando McGlocklin Small Business Lending Corporation

         11       Statement Regarding Computation of Per Share Earnings