Form 10-Q
period 2001-09-30
MIDDLETON DOLL CO
filed 2001-11-19
CIK 723209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001
                                                ------------------

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                         Commission file number: 0-22663


                           THE MIDDLETON DOLL COMPANY
             (Exact name of registrant as specified in its charter)


                Wisconsin                                    39-1364345
                ---------                                    ----------
(State or other jurisdiction of incorporation)           (I.R.S. Employer
                                                         Identification No.)

              W239 N1700 Busse Road
               Waukesha, Wisconsin                             53188-1160
              ----------------------                           ----------
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

                             Yes __X__          No _____

On November 19, 2001, there were 3,727,589 shares outstanding of the Registrant's common stock, 6-2/3 cents par value.

                          THE MIDDLETON DOLL COMPANY
                                 FORM 10-Q INDEX


PART 1.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of September 30, 2001
            Unaudited) and December 31, 2000..................................3

            Consolidated Statements of Operations - For the Three and
            Nine Months Ended September 30, 2001 and 2000 (Unaudited).........5

            Consolidated Statement of Changes in Shareholders'
            Equity (Unaudited)................................................7

            Consolidated Statements of Cash Flows - For the Nine Months
            Ended September 30, 2001 and 2000 (Unaudited).....................8

            Notes to the Consolidated Financial Statements (Unaudited)........9

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................11

PART II.    OTHER INFORMATION

            Item 1.  Legal Proceedings.......................................16

            Item 2.  Changes in Securities...................................16

            Item 3.  Defaults Upon Senior Securities.........................16

            Item 4.  Submission of Matters to a Vote of Security Holders.....16

            Item 5.  Other Information.......................................16

            Item 6.  Exhibits and Reports on Form 8-K........................16

            Signatures.......................................................17

            Exhibit Index....................................................18

                                 THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                                                      September 30, 2001   December 31, 2000
                                                                      ------------------   -----------------
                                                                         (Unaudited)
ASSETS
Consumer Products
Cash                                                                  $       1,433,369    $        628,418
Accounts receivable, net of allowance of
   $303,083 and $120,639 as of September 30, 2001
   and December 31, 2000, respectively                                        3,360,921           3,886,502
Inventory                                                                     7,259,525           6,444,038
Prepaid inventory                                                               526,824             662,036
Prepaid corporate taxes                                                         865,869             315,035
Other prepaid expenses                                                          484,302             225,183
                                                                      ------------------   -----------------
   Total current assets                                                      13,930,810          12,161,212
Fixed assets, net of accumulated depreciation of
   $2,250,268 and $1,990,879 as of September 30,
   2001 and December 31, 2000, respectively                                   3,824,545           3,434,808
Loans                                                                           621,968             621,968
Prepaid expenses and other assets                                               599,003             796,219
Licensing Agreement                                                             791,666           1,166,666
Goodwill, net of accumulated amortization of
   $98,116 and $82,624 as of September 30, 2001
   and December 31, 2000, respectively                                          513,891             537,129
                                                                      ------------------   -----------------
   Total Consumer Products Assets                                            20,281,883          18,718,002
                                                                      ------------------   -----------------
Financial Services
Cash                                                                            880,911              85,276
Interest receivable                                                             551,961             772,904
Rent receivable, net of allowance of $150,000 and $0
   as of September 30, 2001 and December 31, 2000,
   respectively                                                                 201,955             296,454
Loans, net of allowance for doubtful accounts
   of $0 and $150,000 as of September 30, 2001 and
   December 31, 2000, respectively                                          102,571,852         111,269,302
Leased properties:
   Buildings, net of accumulated depreciation of
   $1,782,871 and $1,220,426 as of September 30,
   2001 and December 31, 2000, respectively                                  30,567,054          30,570,290
   Land                                                                       4,501,344           4,738,169
   Construction in progress                                                           -             111,849
                                                                      ------------------   -----------------
      Total leased properties                                                35,068,398          35,420,308
Fixed assets, net of accumulated depreciation of
   $588,486 and $522,005 as of September 30, 2001
   and December 31, 2000, respectively                                          163,046             229,527
Investment in swap contracts at fair value                                    2,114,874                   -
Other assets, net                                                             1,305,326           1,422,411
                                                                      ------------------   -----------------
   Total Financial Services Assets                                          142,858,323         149,496,182
                                                                      ------------------   -----------------
   Total Assets                                                       $     163,140,206    $    168,214,184
                                                                      ==================   =================

                            THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS (Continued)
                                                                      September 30, 2001   December 31, 2000
                                                                      ------------------   -----------------
LIABILITIES, MINORITY INTEREST,                                          (Unaudited)
PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Consumer Products
Short-term borrowings                                                 $       3,800,000    $      1,176,926
Accounts payable                                                                597,317             901,340
Accrued salaries                                                                542,368             415,230
Accrued liabilities                                                             666,582             667,044
                                                                      ------------------   -----------------
   Total current liabilities                                                  5,606,267           3,160,540
Long-term debt                                                                   18,473             317,816
                                                                      ------------------   -----------------
   Total Consumer Products Liabilities                                        5,624,740           3,478,356
                                                                      ------------------   -----------------

Financial Services
Commercial paper                                                             61,494,973          61,345,865
Notes payable to banks                                                        7,375,000           8,000,000
Other short-term borrowings                                                  11,695,000          12,085,000
State of Wisconsin Investment Board notes payble                             11,333,333          12,333,333
Loan participations with repurchase options                                  30,280,765          37,457,356
Other long-term debt                                                          1,573,815           1,578,210
Accrued liabilities                                                           1,860,763           1,789,758
                                                                      ------------------   -----------------
   Total Financial Services Liabilities                                     125,613,649         134,589,522
                                                                      ------------------   -----------------

Minority interest in subsidiaries                                               233,501             153,454
Redeemable Preferred stock, 1 cent par value,
   3,000,000 shares authorized, 690,000 shares issued
   and outstanding before deducting shares in treasury                       17,250,000          17,250,000
Redeemable Preferred Treasury stock, at cost (15,809 shares)                   (395,225)           (395,225)

Shareholders' Equity
Common stock, 6 2/3 cents par value,
   15,000,000 shares authorized, 4,401,599 shares issued                        293,441             293,441
Additional paid-in capital                                                   16,604,744          16,604,744
Retained earnings                                                             2,526,404           2,965,814
Common treasury stock, at cost (674,010 shares)                              (6,725,922)         (6,725,922)
Accumulated other comprehensive income                                        2,114,874                   -
                                                                      ------------------   -----------------
   Total Shareholders' Equity                                                14,813,541          13,138,077
                                                                      ------------------   -----------------

   Total Liabilities, Minority Interest,
   Preferred Stock and Shareholders' Equity                           $     163,140,206    $    168,214,184
                                                                      ==================   =================

                                    THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                                     For the Three Months                For the Nine Months
                                                     --------------------                -------------------
                                                     Ended September 30,                 Ended September 30,
                                                     -------------------                 -------------------
                                                    2001             2000              2001             2000
                                              ---------------  ---------------   ---------------  ---------------
Consumer Products
Net sales                                       $  6,509,913     $  7,553,151     $  18,799,279    $  19,221,451
Cost of sales                                      3,702,612        4,037,254        10,220,068       10,067,075
                                              ---------------  ---------------   ---------------  ---------------
Gross profit                                       2,807,301        3,515,897         8,579,211        9,154,376

Operating expenses
   Sales and marketing                             1,382,989        1,300,494         3,831,591        3,494,456
   New product development                           275,531          182,564           758,591          499,141
   General and administrative                        890,550        1,119,630         3,497,929        2,793,323
                                              ---------------  ---------------   ---------------  ---------------
      Total operating expenses                     2,549,070        2,602,688         8,088,111        6,786,920

Net operating income (loss)                          258,231          913,209           491,100        2,367,456

Other income (expense)
   Interest expense                                  (70,089)         (54,147)         (174,243)         (97,837)
   Other income, net                                  64,887           15,550            80,249          103,938
                                              ---------------  ---------------   ---------------  ---------------
      Total other income (expense)                    (5,202)         (38,597)          (93,994)           6,101

Income (loss) before income taxes
   and minority interest                             253,029          874,612           397,106        2,373,557
Income tax benefit (expense)                          16,877         (279,145)          296,944         (440,186)
Minority interest in earnings (losses)
   of subsidiaries                                   (21,571)          (1,607)          (80,047)          (6,451)
                                              ---------------  ---------------   ---------------  ---------------
Net Income - Consumer Products                       248,335          593,860           614,003        1,926,920
                                              ---------------  ---------------   ---------------  ---------------
Financial Services
Revenues
   Interest on loans                               1,886,596        2,589,329         6,301,722        7,653,347
   Rental income                                     984,565        1,017,439         2,933,099        2,755,089
   Gain on sale of property                           19,512           36,471           150,979           36,471
   Unrealized loss on hedging activities            (123,642)               -                 -                -
   Other income                                       52,371           46,597           150,103          118,902
                                              ---------------  ---------------   ---------------  ---------------
      Total revenues                               2,819,402        3,689,836         9,535,903       10,563,809
                                              ---------------  ---------------   ---------------  ---------------
Expenses
   Interest expense                                1,525,244        2,622,316         5,719,217        7,289,850
   Depreciation expense on
      leased properties                              192,152          197,072           581,956          516,493
   Management fee expense                            246,502          258,432           745,578          749,630
   Other operating expenses                          220,745          179,304           634,336          509,202
                                              ---------------  ---------------   ---------------  ---------------
      Total expenses                               2,184,643        3,257,124         7,681,087        9,065,175
                                              ---------------  ---------------   ---------------  ---------------
Net Income - Financial Services                    $ 634,759        $ 432,712       $ 1,854,816      $ 1,498,634
                                              ---------------  ---------------   ---------------  ---------------

                                        5

                                    THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
                                                    (Unaudited)
                                                     For the Three Months                For the Nine Months
                                                     --------------------                -------------------
                                                     Ended September 30,                 Ended September 30,
                                                     -------------------                 -------------------
                                                    2001             2000              2001             2000
                                              ---------------  ---------------   ---------------  ---------------
Total Company

Income before income taxes and
minority interest
   Consumer products                            $    253,029     $    874,612     $     397,106    $   2,373,557
   Financial services                                634,759          432,712         1,854,816        1,498,634
                                              ---------------  ---------------   ---------------  ---------------
      Total company                                  887,788        1,307,324         2,251,922        3,872,191
Income tax benefit (expense)                          16,877         (279,145)          296,944         (440,186)
Minority interest in earnings (losses) of
   subsidiaries                                      (21,571)          (1,607)          (80,047)          (6,451)
                                              ---------------  ---------------   ---------------  ---------------

Net income                                           883,094        1,026,572         2,468,819        3,425,554
Preferred stock dividends                           (359,428)        (359,749)       (1,078,284)      (1,035,766)
                                              ---------------  ---------------   ---------------  ---------------
Net income available to common
   shareholders                                 $    523,666     $    666,823     $   1,390,535    $   2,389,788
                                               ==============  ===============   ===============  ===============

Basic Earnings Per Share                        $       0.14     $       0.18     $        0.37    $        0.62
                                               ==============  ===============   ===============  ===============

Diluted Earnings Per Share                      $       0.14     $       0.18     $        0.37    $        0.62
                                               ==============  ===============   ===============  ===============

Weighted average shares
   outstanding (diluted)                           3,727,589        3,803,806         3,727,589        3,867,059
                                               ==============  ===============   ===============  ===============

Segment Reconciliation

Consumer Products
   Net income (loss)                            $    248,335     $    593,860     $     614,003    $   1,926,920
   Interest/rental expense to parent                (172,544)    $   (308,655)         (887,544)        (914,951)
   Management fees to parent                        (105,842)    $   (126,105)         (314,011)        (373,285)
                                              ---------------  ---------------   ---------------  ---------------
Total segment net income (loss)                      (30,051)         159,100          (587,552)         638,684

Financial Services
   Net income                                        634,759          432,712         1,854,816        1,498,634
   Interest/rental income from subsidiary            172,544          308,655           887,544          914,951
   Management fees from subsidiary                   105,842          126,105           314,011          373,285
                                              ---------------  ---------------   ---------------  ---------------
Total segment net income (loss)                      913,145          867,472         3,056,371        2,786,870

Total Company Net Income                        $    883,094     $  1,026,572     $   2,468,819    $   3,425,554
                                              ===============  ===============   ===============  ===============


                                         THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                         (Unaudited)
                                                                                               Accumulated
                                                 Additional                       Common          Other
                                    Common        Paid-In        Retained        Treasury     Comprehensive
                                    Stock         Capital        Earnings         Stock           Income          Total
                                ------------- --------------- -------------- --------------- --------------- ---------------
BALANCES,
December 31, 1999                 $  293,441    $ 16,604,744    $ 1,218,617    $ (4,633,158)    $         -    $ 13,483,644

Purchase 214,800 shares
   of treasury stock                       -               -              -      (1,731,914)              -      (1,253,383)
Net income - 2000                          -               -      3,425,554               -               -       3,425,554
Cash dividends on
   preferred stock ($1.60)                 -               -     (1,035,765)              -               -      (1,035,765)
Cash dividends on
   common stock ($0.49)                    -               -     (1,905,450)              -               -      (1,905,450)
                                ------------- --------------- -------------- --------------- --------------- ---------------

BALANCES,
September 30, 2000                $  293,441    $ 16,604,744    $ 1,702,955    $ (6,365,072)    $         -    $ 12,236,068
                                ============= =============== ============== =============== =============== ===============


BALANCES,
December 31, 2000                 $  293,441    $ 16,604,744    $ 2,965,814    $ (6,725,922)    $         -    $ 13,138,077
                                                                                                             ---------------

Comprehensive
income
   Net income - 2001                       -               -      2,468,819               -               -       2,468,819
   Change in unrealized
     gains on securities
     available for sale                    -               -              -               -       2,114,874       2,114,874
                                                                                                             ---------------
Total Comprehensive
   Income                                                                                                         4,583,693
Cash dividends on
   preferred stock ($1.60)                 -               -     (1,078,284)              -               -      (1,078,284)
Cash dividends on
   common stock ($0.49)                    -               -     (1,829,945)              -               -      (1,829,945)
                                ------------- --------------- -------------- --------------- --------------- ---------------

BALANCES,
September 30, 2001                $  293,441    $ 16,604,744    $ 2,526,404    $ (6,725,922)    $ 2,114,874    $ 14,813,541
                                ============= =============== ============== =============== =============== ===============

                                         THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)
                                                                For the Three Months                For the Nine Months
                                                                --------------------                -------------------
                                                              Ended September 30, 2001            Ended September 30, 2000
                                                              ------------------------            ------------------------
                                                              Consumer        Financial          Consumer        Financial
                                                              Products        Services           Products        Services
                                                          ---------------  ---------------   ---------------  ---------------
Cash Flows from Operating Activities:
Net income                                                  $    614,003       $1,854,816      $  1,926,920       $1,498,634
Adjustments to reconcile net cash
   provided by operating activities:
   Depreciation and amortization                                 282,627          648,438           394,647          586,945
   Allowance for doubtful accounts                               182,444                -            53,609                -
   Provision for inventory reserve                               288,696                -            86,592                -
   Change in appreciation on investments                               -           27,005                 -          (17,688)
   Gain on sale of leased properties                                   -         (150,979)                -                -
   Change in minority interest in subsidiaries                    80,047                -            12,767                -
Increase (decrease) in cash due to change in:
   Accounts receivable                                           343,137                -          (986,819)               -
   Inventory                                                    (442,147)               -        (2,983,268)               -
   Interest receivable                                                 -          220,943                 -         (183,679)
   Other assets                                                 (764,561)          34,579         1,001,501         (824,937)
   Accounts payable                                             (304,023)               -           532,283                -
   Other liabilities                                             126,676           71,005          (176,187)        (109,648)
                                                          ---------------  ---------------   ---------------  ---------------
Net Cash from Operating Activities                               406,899        2,705,807          (137,955)         949,627
                                                          ---------------  ---------------   ---------------  ---------------
Cash Flows from Investing Activities:
   Loans made                                                          -      (13,137,195)                -      (32,762,171)
   Principal collected on loans                                        -       21,984,645                 -       38,181,201
   Proceeds from sale of property                                      -        1,385,816                 -          555,722
   Purchase or improvements of leased properties                       -       (1,464,884)                -      (13,613,371)
   Purchase of fixed assets                                     (649,126)               -          (716,274)          (8,972)
                                                          ---------------  ---------------   ---------------  ---------------
Net Cash from Investing Activities                              (649,126)       8,768,382          (716,274)      (7,647,591)
                                                          ---------------  ---------------   ---------------  ---------------
Cash Flows from Financing Activities:
   Increase (decrease) in short term borrowings                2,329,074         (475,892)        2,049,000       (2,808,441)
   Proceeds from (repayment of) loan participations
      with repurchase options - net                                    -       (7,176,591)                -       13,416,017
   Repayment of IRB participations                                     -         (390,000)                -                -
   Repayment of SWIB notes                                             -       (1,000,000)                -       (1,000,000)
   Decrease in other notes payable                                (5,343)          (4,395)           (4,471)          (4,138)
   Preferred stock dividends paid                                      -       (1,078,284)                -       (1,089,016)
   Common stock dividends paid                                         -       (1,829,945)                -       (1,905,450)
   Repurchase of common stock                                          -                -                 -       (1,731,914)
                                                          ---------------  ---------------   ---------------  ---------------
Net Cash from Financing Activities                             2,323,731      (11,955,107)        2,044,529        4,877,058
                                                          ---------------  ---------------   ---------------  ---------------
Net intercompany transactions                                 (1,276,553)       1,276,553        (1,029,810)       1,029,810
Net increase (decrease) in cash                                  804,951          795,635           160,490         (791,096)
Cash, beginning of period                                        628,418           85,276           530,919        1,509,148
                                                          ---------------  ---------------   ---------------  ---------------
Cash, end of period                                         $  1,433,369     $    880,911      $    691,409     $    718,052
                                                          ===============  ===============   ===============  ===============

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

The accompanying consolidated financial statements have not been audited by independent accountants in accordance with auditing standards generally accepted in the United States of America, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the periods ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.


NOTE 3.  HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement, as amended, establishes accounting and reporting standards for derivative instruments and was effective January 1, 2001, for the Company. At September 30, 2001, the Company's interest rate swaps had a fair market value of $2.11 million and unrealized gains of $2.11 million. The unrealized gains are recognized through other comprehensive income.

NOTE 4.  INVENTORY

Inventories of Middleton Doll and License Products are valued at the lower of cost or market. Middleton Doll and License Products utilize the average cost method to determine cost. The components of inventory are as follows:

                                    September 30, 2001     December 31, 2000
                                    ------------------     -----------------
Raw materials, net of reserve
 of $184,379 and $133,061,
 respectively                           $ 1,881,461            $ 2,018,040
Work in process                             134,417                350,675
Finished goods                            5,243,647              4,075,323
                                     --------------         --------------
 Total                                  $ 7,259,525            $ 6,444,038
                                     ==============         ==============

NOTE 5.  SHORT-TERM BORROWING

On April 30, 2001, Middleton Doll entered into a loan agreement with a bank providing for a line of credit of $3,900,000 at the prime rate. The note is due on June 30, 2002 with interest payable monthly. At September 30, 2001 the outstanding principal balance was $3,800,000.

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


NOTE 8.  COMMITMENTS

Undisbursed construction loan commitments and lines of credit totaled $1.29 million at September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Amounts presented as of September 30, 2001 and December 31, 2000, and for the three months and the nine months ended September 30, 2001 and September 30, 2000 include the consolidation of two segments. The financial services segment includes The Middleton Doll Company (the "Company") and Bando McGlocklin Small Business Lending Corporation ("BMSBLC"), a 100% owned subsidiary of the Company. The consumer products segment includes Lee Middleton Original Dolls, Inc. ("Middleton Doll"), a 99% owned subsidiary of the Company, Middleton (HK) Limited ("Middleton (HK)"), a 51% owned subsidiary of Middleton Doll and License Products, Inc. ("License Products"), a 51% owned subsidiary of Middleton Doll.

Results of Operations

For the three months ended September 30, 2001 and September 30, 2000

Overall, net income decreased when comparing the third quarter of 2001 to the third quarter of 2000. The Company's total net income available to common shareholders for the quarter ended September 30, 2001 was $0.52 million or $0.14 per share (diluted) as compared to $0.67 million or $0.18 per share (diluted) for the quarter ended September 30, 2000, a 22% decrease in net income available to common shareholders. The consumer products segment's net income decreased due to lower than expected sales as a result of the overall slowdown in the retail sector and the general economy after the September 11 tragedy. The financial services segment's net income increased due to the increase in the net interest margin as a result of lower interest rates.


Consumer Products

After income taxes and minority interest, the consumer products segment had net income of $0.25 million for the quarter ended September 30, 2001 compared to net income of $0.59 million for the quarter ended September 30, 2000. After giving effect to interest, rental and management fees paid to the Company, the consumer products segment net loss was ($0.03) million for the three months ended September 30, 2001, as compared to $0.16 million of net income for the three months ended September 30, 2000.

Net sales from consumer products for the quarter ended September 30, 2001 decreased 14% to $6.51 million from $7.55 million in the corresponding prior year period. This was due to decreased sales of $0.88 million at Middleton Doll and $0.16 million at License Products. Sales were less than expected in the third quarter due to the events of September 11. The nature of their sales is to begin processing the holiday sales in September; however, Middleton Doll's sales slowed significantly after the events of September 11. Middleton Doll's decrease was mainly driven by a $0.54 million decrease in the artist studio collection sales sold to dealers and a $0.22 million decrease in the play doll lines. Cost of sales decreased 8% to $3.70 million for the quarter ended September 30, 2001 from $4.04 million for the prior year quarter. Middleton Doll's cost of sales increased to $3.26 million from $3.23 million while License Products' cost of sales decreased to $0.44 million from $0.81 million. Gross profit margin was 43% for the three months ended September 30, 2001 and was 47% for the three months ended September 30, 2000. Gross profit margins decreased at Middleton Doll due to the write down of one product line to realizable value during the third quarter of 2001. The write-down was 1.3% of gross year-to-date sales. In addition, Middleton Doll had a three week plant shutdown in July 2001 in order to reduce inventory levels while the fixed overhead costs for the factory were still being absorbed in the third quarter's sales.

Total operating expenses of consumer products for the quarter ended September 30, 2001 were $2.55 million compared to $2.60 million for the quarter ended September 30, 2000, a 2% decrease. Middleton Doll's total operating expenses decreased $0.05 million and License Products' operating expenses decreased $7,000. Sales and marketing expense and new product development increased $0.18 million to $1.66 million for the quarter ended September 30, 2001 compared to $1.48 million for the quarter ended September 30, 2000. There was a small increase in expense from Middleton Doll's continued efforts to build awareness of the Lee Middleton Original Dolls brand name through marketing initiatives and a dealer acquisition program. New product development increased $0.10 million with the addition of new artists and the costs involved with new molds for new dolls. General and administrative expenses increased $0.23 million at Middleton Doll for the quarter ended September 30, 2001. This increase was primarily due to costs incurred with the relocation of the Middleton Doll administrative offices to Westerville, Ohio. Higher labor costs, additional personnel, computer expenses and office and warehouse rental space all contributed to the increase in costs.

Other expense, net, decreased $0.03 million when compared to the same period a year ago primarily due to an increase in other income. The minority interest in losses of subsidiaries increased for the quarter ended September 30, 2001 due to the increase in losses at Middleton Doll. Consumer products recorded an income tax benefit of $17,000 for the quarter ended September 30, 2001 as compared to an income tax expense of $0.28 million for the quarter ended September 30, 2000. Income taxes are attributable only to Middleton Doll's and Middleton (HK)'s income since License Products has a net operating loss carryforward to offset its current net income.

Financial Services

Net income from financial services for the quarter ended September 30, 2001 was $0.63 million compared to $0.43 million for the quarter ended September 30, 2000, a 47% increase. The increase resulted primarily from an improved net interest margin, as the Company's cost of funds fell faster than the rates charged by the Company to borrowers and tenants in leased properties. After giving effect to interest, rental and management fees received from the consumer products segment, the financial services segment net income was $0.91 million and $0.87 million for the quarters ended September 30, 2001 and 2000, respectively.

Total revenues were $2.82 million for the quarter ended September 30, 2001 compared to $3.69 million for the quarter ended September 30, 2000, a 24% decrease. Interest on loans decreased 27% to $1.89 million for the quarter ended September 30, 2001 from $2.59 million for the comparative quarter. Average loans under management decreased $5.95 million when comparing the third quarter of 2001 to the third quarter of 2000. The average prime rate decreased 31% from 9.50% in the third quarter of 2000 to 6.57% in the third quarter of 2001.

Rental income decreased $0.04 million to $0.98 million for the quarter ended September 30, 2001 as compared to $1.02 million for the quarter ended September 30, 2000 due to a loss of rental income from one property. At September 30, 2001 the Company had $35.07 million in leased properties, net of accumulated depreciation, compared to $36.61 million at September 30, 2000. During the third quarter of 2001, one property was sold resulting in a gain of $0.02 million.

Other income includes an unrealized loss on hedging activities of $0.12 million due to a change in accounting methods between the second and third quarter of 2001 (See Note 3). An increase in letter of credit fees resulted in additional income of $6,000 in the third quarter of 2001 as compared to the third quarter of 2000.

Interest expense decreased 42% to $1.53 million for the quarter ended September 30, 2001 as compared to $2.62 million for the quarter ended September 30, 2000. The average debt balance decreased $4.58 million in the third quarter of 2001 compared to the third quarter of 2000 due to a $3.58 million decrease in loan participations and a $1.00 million decrease in commercial paper borrowing. The 293 basis point decrease in the average prime rate between the third quarter of 2000 and the third quarter of 2001 also contributed to the decrease in interest expense.

Other expenses, including depreciation and management fees, increased $0.02 million for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000.

For the nine months ended September 30, 2001 and September 30, 2000

Overall, net income decreased when comparing the first nine months of 2001 to the first nine months of 2000. The Company's total net income available to common shareholders for the nine months ended September 30, 2001 was $1.39 million or $0.37 per share (diluted) as compared to $2.39 million or $0.62 per share (diluted) for the nine months ended September 30, 2000, a 42% decrease. The consumer products segment's net income decreased due to lower than expected sales as a result of the overall slowdown in the retail sector and the general economy. The financial services segment's net income increased due to the increase in the net interest margin as a result of lower interest rates.

Consumer Products
Net income from consumer products after income taxes and minority interest for the nine months ended September 30, 2001 was $0.61 million compared to $1.93 million for the nine months ended September 30, 2000, a 68% decrease. After giving effect to interest, rental and management fees paid to the Company, the consumer products segment net loss was ($0.59) million for the nine months ended September 30, 2001 as compared to $0.64 million of net income for the nine months ended September 30, 2000.

Net sales from consumer products for the nine months ended September 30, 2001 decreased 2% to $18.80 million from $19.22 million in the corresponding prior year period. This was due to decreased sales of $0.44 million at Middleton Doll while License Products had an increase in sales of $0.02 million. Cost of sales increased 1% to $10.22 million for the nine months ended September 30, 2001 from $10.07 million for the prior year quarter. Middleton Doll's cost of sales increased to $8.31 million from $8.01 million while License Products' cost of sales decreased to $1.91 million from $2.06 million. Gross profit margin was 46% for the nine months ended September 30, 2001 and was 48% for the nine months ended September 30, 2000. Gross profit margins decreased at Middleton Doll due to the write down of one product line to realizable value during the third quarter of 2001. The write-down was 1.3% of gross year-to-date sales. In addition, Middleton Doll had a three week plant shutdown in July 2001 in order to reduce inventory levels while the fixed overhead costs for the factory were still being absorbed in the third quarter's sales.

Total operating expenses of consumer products for the nine months ended September 30, 2001 were $8.09 million compared to $6.79 million for the nine months ended September 30, 2000, a 19% increase. Middleton Doll's total operating expenses increased $1.20 million due to related expenses stemming from the continued growth of the company and License Products' operating expenses increased $0.10 million. Sales and marketing expense and new product development increased $0.51 million at Middleton Doll and $0.08 million at License Products to $4.59 million for the nine months ended September 30, 2001 compared to $4.00 million for the nine months ended September 30, 2000. Middleton Doll had an increase in payroll related to a new inside sales force and higher wages related to the new headquarters in Westerville. There was also an increase in expenses to build awareness of the Lee Middleton Original Dolls brand name through marketing initiatives and a dealer acquisition program. New product development increased $0.22 million with the addition of a new artist and additional staffing with higher wages in Westerville. General and administrative expenses increased $0.89 million at Middleton Doll for the nine ended September 30, 2001. This increase was primarily due to costs incurred with the relocation of the Middleton Doll administrative offices to Westerville, Ohio and in June of 2000 the relocation of the distribution center and additional warehouse space to Columbus, Ohio. Higher labor costs, additional personnel, computer expenses and office and warehouse rental space all contributed to the increase in costs.

Other expense, net, increased $0.10 million when compared to the same period a year ago primarily due to an increase in interest expense. During March, 2000 Middleton Doll received $0.05 million of income from an insurance settlement that was non-reocurring in 2001. The minority interest in losses of subsidiaries increased for the nine months ended September 30, 2001 due to the increase in losses at Middleton Doll. Consumer products recorded an income tax benefit of $0.30 million for the nine months ended September 30, 2001 as compared to an income tax expense of $0.44 million for the nine months ended September 30, 2000. Income taxes are attributable only to Middleton Doll's and Middleton
(HK)'s income since License Products has a net operating loss carryforward to offset its current net income.

Financial Services
Net income from financial services for the nine months ended September 30, 2001 was $1.85 million compared to $1.50 million for the nine months ended September 30, 2000, a 23% increase. The increase resulted primarily from an improved net interest margin, as the Company's cost of funds fell faster than the rates charged by the Company to borrowers and tenants in leased properties. After giving effect to interest, rental and management fees received from the consumer products segment, the financial services segment net income was $3.06 million and $2.79 million for the nine months ended September 30, 2001 and 2000, respectively.

Total revenues were $9.54 million for the nine months ended September 30, 2001 compared to $10.56 million for the nine months ended September 30, 2000, a 10% decrease. Interest on loans decreased 18% to $6.30 million for the nine months ended September 30, 2001 from $7.65 million for the comparative period. Average loans under management decreased $5.87 million when comparing the first nine months of 2001 to the first nine months of 2000. The average prime rate decreased from 9.15% in the first nine months of 2000 to 7.52% in the first nine months of 2001.

Rental income increased $0.17 million to $2.93 million for the nine months ended September 30, 2001 as compared to $2.76 million for the nine months ended September 30, 2000 due to the purchase of new leased properties in the third quarter of 2000. During 2001 one property and vacant land were sold resulting in a gain of $0.15 million.

Other income increased $0.03 million when comparing the nine months ended September 30, 2001 to September 30, 2000 due to an increase in letter of credit fees.

Interest expense decreased 22% to $5.72 million for the nine months ended September 30, 2001 as compared to $7.29 million for the nine months ended September 30, 2000 due to an 18% decrease in the average prime rate from 9.15% in 2000 to 7.52% in 2001. The average debt balance also decreased by $0.79 million in the first nine months of 2001 compared to the first nine months of 2000.

Other expenses, including depreciation and management fees, increased $0.19 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Depreciation expense increased $0.07 million and other leased property expenses increased $0.11 million.


Liquidity and Capital

Consumer Products

Total assets of consumer products were $20.28 million as of September 30, 2001 and $18.72 million as of December 31, 2000, an 8% increase.

Cash increased to $1.43 million at September 30, 2001 from $0.63 million at December 31, 2000.

Accounts receivable, net of the allowance, decreased to $3.36 million at September 30, 2001 from $3.89 million at December 31, 2000. A decrease of $0.51 million is attributable to Middleton Doll, and a decrease of $0.02 million is attributable to License Products. The decrease in Middleton Doll's accounts receivable is attributable to the seasonality of its sales and the lower sales due to the slowdown in the economy. A higher volume of sales in the fourth quarter results in higher receivables at year end as compared to the first nine months of the following year. In addition, Middleton Doll increased its allowance for doubtful accounts by $0.18 million.

Inventory was $7.26 million at September 30, 2001 compared to $6.44 million at December 31, 2000. Middleton Doll's inventory increased $0.86 million due to adding new play doll lines, Newborn Wonder and Playtime Wonder, while License Products' inventory decreased $0.04 million.

Fixed assets increased by $0.39 million due to a new computer software system that had a cost of $0.30 million along with new office furniture connected with the relocation of the accounting department. Prepaid inventory decreased $0.14 million. Other assets and prepaid expenses increased by $0.81 million. Prepaid expenses were up $0.55 million due to prepaid corporate taxes.

Middleton Doll increased its short-term borrowings by $2.62 million under a line of credit with a bank. The increase in borrowing is due to paying down long-term debt by $0.50 million, purchasing fixed assets, and building inventory for fourth quarter sales.

Accounts payable decreased by $0.30 million as of September 30, 2001 compared to December 31, 2000. Middleton Doll's accounts payable decreased by $0.31 million while License Products' accounts payable increased $0.01 million. Other liabilities increased by $0.13 million.

Financial Services

Total assets of financial services were $142.86 million as of September 30, 2001 and $149.50 million as of December 31, 2000, a 4% decrease.

Cash increased to $0.88 million at September 30, 2001 from $0.09 million at December 31, 2000.

Interest and rent receivable decreased to $0.75 million from $1.07 million. Interest receivable decreased by $0.22 million as a result of lower interest rates and lower average loan balances. Rent receivable decreased $0.10 million due to the addition of a $0.15 million reserve against the rent receivable. In addition, $0.07 million of rent receivable at December 31, 2000 was transferred to a non-accrual account during 2001. Fixed assets and other assets, including prepaid amounts, decreased by $0.18 million. Interest rate swap contracts increased $2.11 million from December 31, 2000 under new reporting requirements (See Note 3).

Total loans decreased by $8.70 million, or 8%, to $102.57 million at September 30, 2001 from $111.27 million at December 31, 2000 due to normal market competition. Leased properties under management decreased $0.35 million primarily due to depreciation. A new property was acquired and one property was sold resulting in a net increase of $0.31 million and vacant land with a cost of $0.11 million was sold.

The financial services' total consolidated indebtedness at September 30, 2001 decreased $9.05 million due to the $8.70 million decrease in loans and the $0.35 million decrease in leased properties.

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

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                    THE MIDDLETON DOLL COMPANY
                                    (Registrant)


Date:  November 19, 2001                  /s/ George R. Schonath
                                          ----------------------
                                          George R. Schonath
                                          President and Chief Executive Officer


Date:  November 19, 2001                  /s/ Susan J. Hauke
                                          -------------------
                                          Susan J. Hauke
                                          Vice President Finance

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                  EXHIBIT INDEX


Exhibit Number      Exhibit

         11         Statement Regarding Computation of Per Share Earnings