Form 10-K405
period 2001-12-31
MIDDLETON DOLL CO
filed 2002-03-29
CIK 723209

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the year ended December 31, 2001;

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the Transition Period from __________ to __________

                        Commission File Number: 811-3787

                           THE MIDDLETON DOLL COMPANY
             (Exact name of registrant as specified in its charter)

              Wisconsin                                 39-1364345
              ---------                                 ----------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
         of incorporation)

         W239 N1700 Busse Road
          Waukesha, Wisconsin                               53188-1160
       -----------------------                               ----------
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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at March 15, 2002 was $18,448,742.

       The number of shares of common stock outstanding at March 15, 2002 was 3,727,589.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the The Middleton Doll Company Proxy Statement for the 2002 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant's year, and upon such filing, to be incorporated by reference into Part III).

                           THE MIDDLETON DOLL COMPANY

                       Index to Annual Report on Form 10-K
                      For the Year Ended December 31, 2001


PART  I .  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

         Item 1.    Description of Business . . . . . . . . . . . . . . . .  2

         Item 2.    Properties . .  . . . . . . . . . . . . . . . . . . . .  8

         Item 3.    Legal Proceedings  .  . . . . . . . . . . . . . . . . .  8

         Item 4.    Submission of Matters to a Vote of Security Holders . .  8

PART  II  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

         Item 5.    Market for Common Equity and Related Stockholder
                    Matters . . . . . . . . . . . . . . . . . . . . . . . .  8

         Item 6.    Selected Financial Data (In thousands, except per
                    share data) . . . . . . . . . . . . . . . . . . . . . .  9

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (for the years ended December 31, 2001, 2000 and 1999) . . . . . . . .  9

         Item 7A.   Quantitative and Qualitative Disclosures About Market
                    Risk  . . . . . . . . . . . . . . . . . . . . . . . . . 16

         Item 8.    Financial Statement and Supplementary Data  . . . . . . 17

PART  III  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 50

         Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure . . . . . . . . . . 50

         Item 10.   Directors and Executive Officers of the Registrant  . . 50

         Item 11.   Executive Compensation  . . . . . . . . . . . . . . . . 50

         Item 12.   Security Ownership of Certain Beneficial Owners and
                    Management  . . . . . . . . . . . . . . . . . . . . . . 50

         Item 13.   Certain Relationships and Related Transactions  . . . . 50

         Item 14.   Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K . . . . . . . . . . . . . . . . . . 50

                                     Part I

Item 1.  Description of Business

                                  Introduction

       The Middleton Doll Company (formerly known as Bando McGlocklin Capital Corporation) (the "Company") was incorporated in February, 1980 to provide long-term secured loans to small businesses. At present the Company consists of two business segments, the Financial Services Business and the Consumer Products Business.

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

       The Consumer Products Business segment consists of a 99% interest in Lee Middleton Original Dolls, Inc. ("LMOD"). George R. Schonath, President and Chief Operating Officer, owns the remaining 1% of the stock of LMOD. LMOD is a manufacturer of vinyl collectible dolls and a distributor of vinyl play dolls. LMOD has a wholly-owned subsidiary, License Products, Inc. ("LPI"), that designs, develops and markets a line of quality, proprietary time pieces. On January 1, 2002, LMOD completed the acquisition of the remaining outstanding 49% interest in LPI. LMOD also has a 51% interest in Middleton (HK) Limited ("MHK") which is a Hong Kong corporation that has provided LMOD with all of its raw material and finished goods from Asia. This subsidiary is being liquidated in 2002 since LMOD has established new arrangements, which should provide improved costs, with three new Chinese suppliers late in 2001. The Company does not believe that the liquidation will have a material impact upon its financial statements.

       In order to qualify as a REIT under the Internal Revenue Code, the Company cannot hold more than 10% of the outstanding voting securities of any one issuer except for "Taxable Real Estate Investment Trust Subsidiaries" ("TRS's"). LMOD, MHK and LPI all became TRS's as of January 1, 2001, which allowed the Company on June 25, 2001, to exchange its non-voting stock in LMOD for voting stock.

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

       The Company's loan portfolio is primarily comprised of long-term, variable rate, secured loans to small business entities. The loans are primarily secured by first mortgages on real estate, although some loans are secured by second mortgages. Approximately 93% of the Company's loans by dollar volume are loans to borrowers located in the State of Wisconsin. Substantially all of the Company's loan portfolio is held by BMSBLC.

       The Company's borrowers include manufacturers, wholesalers, retailers, professionals and service providers. The Company funds its lending operations through its equity capital, bank and institutional borrowings, commercial paper sales and the sale of loan participations.

       The Company's exposure to loss in the event of nonperformance by the borrower is represented by the outstanding principal amount of loans of $99.84 million at December 31, 2001. Substantially all loans are fully secured by first or second mortgages on commercial real estate. Diversification across industries is a means of managing market risk by decreasing loan concentrations. The following table provides information regarding the outstanding principal amount of loans by industry.

                                                              Outstanding         Percent of
                                                Number         Principal         Total Loans
            Type of Business                   of Loans         Balance          Outstanding
------------------------------------------    -----------    ---------------    ---------------

Industrial Machinery                                  10       $ 13,497,952             13.52%
Wholesale Goods                                       12         10,367,463             10.38%
Construction                                           6          9,770,940              9.79%
Investment Property                                    5          9,457,129              9.47%
Services                                              14          9,242,895              9.26%
Dies, Molds and Patterns                              14          8,769,024              8.78%
Other Manufacturing                                   12          8,127,478              8.14%
Retail                                                10          7,832,702              7.85%
Metalworking Machinery                                 8          6,635,249              6.65%
Transportation                                         6          4,860,235              4.87%
Electronic and Electrical Equipment                    5          4,515,648              4.52%
Commercial Printing                                    3          3,009,280              3.01%
Rubber Products                                        3          1,959,153              1.96%
Miscellaneous                                          6          1,795,187              1.80%
                                              -----------    ---------------    ---------------
   Total                                             114       $ 99,840,335            100.00%
                                              ===========    ===============    ===============

       The Company's loans are further comprised of fixed rate loans, variable rate loans with fixed cap rates and variable rate loans.

                                                         Percent of
                                     Outstanding        Total Loans
                                       Balance          Outstanding
                                    ---------------    ---------------

Fixed rate                            $ 12,344,623              12.4%
Variable rate with fixed cap            11,510,011              11.5%
Variable rate                           75,985,701              76.1%
                                    ---------------    ---------------
   Total                              $ 99,840,335             100.0%
                                    ===============    ===============

       Further detail regarding the fixed rate loans and the variable rate loans with a fixed cap is provided in the following table.

                                                   Maximum Interest Rates
 Expiration
    Date             3.5%          7.0-7.9%           8.0-8.9%        9.0-9.9%         12.0%            Total
--------------   -------------  ----------------   ---------------   ------------   ------------   ----------------
       Demand       $       -         $ 363,573      $          -      $ 262,976      $ 127,276          $ 753,825
         2002               -           483,731         1,951,097              -              -          2,434,828
         2003         621,968         2,468,301         3,865,660         43,949              -          6,999,878
         2004               -         4,073,246         1,932,894              -              -          6,006,140
         2005               -                 -         4,150,477              -              -          4,150,477
         2006               -         3,201,676           307,810              -              -          3,509,486
                 -------------  ----------------   ---------------   ------------   ------------   ----------------
        Total       $ 621,968      $ 10,590,527      $ 12,207,938      $ 306,925      $ 127,276       $ 23,854,634
                 =============  ================   ===============   ============   ============   ================


         Real Estate

       At December 31, 2001 the Company owned 26 buildings and had entered into long-term lease agreements on 25 of the properties. During the year the Company sold one property and acquired two additional properties. The Company anticipates that it will continue to construct or purchase additional industrial or commercial properties to lease. The total cost of the Company's properties at December 31, 2001, was $36.85 million and the depreciated book value was $34.88 million.

       The Company anticipates that most of its rental properties will be for industrial real estate, but also anticipates that it may also own and lease commercial real estate properties, such as office buildings and retail stores. The Company expects that substantially all of its properties will be located in Wisconsin. The following table sets forth additional information regarding the Company's leased properties, all of which are located in Wisconsin.

                            Property                                      Annual         Acquistion
                              Type                 Location                Rent             Cost
                          --------------   --------------------------  --------------  ----------------

Moldmakers                Industrial       Germantown, WI                  $ 365,640       $ 3,450,000
Printworks                Commercial       Franklin, WI                      361,392         2,535,305
Walnut Ridge              Commercial       Hartland, WI                      336,640         2,479,133
IB                        Commercial       Pewaukee, WI                      148,134         2,446,154
Whittaker Way             Commercial       Menomonee Falls, WI               274,204         2,249,968
Vivacolor                 Commercial       Pewaukee, WI                      306,036         2,116,454
SB                        Industrial       Berlin, WI                         24,145         1,900,000
Great Lakes               Commercial       Mequon, WI                        214,248         1,857,248
Nowakowski                Industrial       Franklin, WI                      130,520         1,816,120
Intl Bioflavors           Commercial       Oconomowoc, WI                    176,292         1,678,978
Moldmakers                Industrial       Menomonee Falls, WI               180,060         1,650,000
Interplas                 Commercial       Menomonee Falls, WI               160,325         1,565,543
Milw Resistor             Industrial       Milwaukee, WI                     172,504         1,551,910
Summit                    Industrial       Cudahy, WI                          8,566         1,456,534
Enterprise                Commercial       Mequon, WI                        143,931         1,351,433
Die Concepts              Industrial       Waukesha, WI                      161,625         1,165,355
Midwest Sign              Commercial       Franklin, WI                      164,354           970,302
Artsource                 Commercial       New Berlin, WI                    131,504           962,017
Mikkelsen                 Commercial       Lake Geneva, WI                    83,400           794,311
Hetrick                   Commercial       Menomonee Falls, WI                82,362           702,493
Plastikoil                Commercial       Menomonee Falls, WI               100,204           688,395
Python                    Commercial       Milwaukee, WI                      71,112           522,328
Machinery & Welder        Industrial       West Allis, WI                     52,535           480,000
LithoCraft                Commercial       Menomonee Falls, WI                73,234           462,542
                                                                       --------------  ----------------
                                                                         $ 3,922,967      $ 36,852,523
                                                                       ==============  ================

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

       In owning and leasing real estate, the Company competes primarily with other REITs and other investors such as insurance companies and a variety of investment vehicles which seek to own and lease real estate. In addition, the Company competes with banks and other financial institutions, which seek to lend money to potential tenants of the Company to allow the potential tenants to construct and own the building rather than lease a building owned by the Company.

         Employees

       On December 31, 2001, the Company employed only its President and Vice President. All other duties are performed by Bank employees pursuant to the Management Agreement.

         Credit Concentration

       As of December 31, 2001, the Company had seven loans with outstanding balances totaling $12.41 million to one customer and its affiliated companies; $4.79 million has been participated to a third party without recourse.


                           Consumer Products Business

         Lee Middleton Original Dolls, Inc.

       Lee Middleton Original Dolls, Inc. ("LMOD"), headquartered in Westerville, Ohio with its manufacturing facility located in Belpre, Ohio, is a 99% owned subsidiary of the Company, with the President of the Company owning the remaining 1%. LMOD is a manufacturer of artist designed vinyl collectible dolls and a distributor of vinyl play dolls. LMOD uses a multi-step process to manufacture its vinyl dolls that includes (1) rotational molding to create body parts for dolls, (2) painting, eyeing and wigging each doll, and (3) dressing the dolls in custom designed clothes.

       Although it has two retail locations, LMOD does not primarily sell directly to consumers. The core of its business is the distribution of its collectible doll lines through a network of over 2,000 independent, specialty retail stores. LMOD's Wonder series of play dolls sells at a lower competitive price for the broader toy market and is imported from China. Additional distribution has been acquired for both product lines through national retailers such as JCPenney, Toys-R-Us, Spiegel, FAO Schwartz and others. In addition to traditional retail outlets, LMOD's products are sold on TV through QVC, the Home Shopping Network and on the Internet through electronic retailers such as TRU@amazon.com, KBKids.com and others.

       LMOD sells its products throughout the United States. Distribution is also slowly expanding into Canada, Japan, Mexico and European markets. Competition is with various other doll manufacturers including Madam Alexander, Ashton-Drake, Mattel's American Girl and European manufacturers such as Gotz and Zapf. LMOD's strategy for future growth is to expand its collectible and play doll product lines and to increase distribution into the mass market.

       At the close of 2001 LMOD ceased sourcing its imported components and play doll products through its MHK subsidiary, in favor of three new Chinese suppliers that offer reduced costs. This will allow more competitive retail pricing of LMOD's Wonder series play dolls. In spring 2001, LMOD completed the move of its headquarters to Westerville, Ohio with relocation of its accounting, purchasing and new product development departments. Also in 2001, LMOD implemented and installed a management accounting software package to improve its management information system capabilities.

         License Products, Inc.

       License Products is a wholly-owned subsidiary of LMOD. As of January 1, 2002, LMOD acquired the remaining 49% of the common stock of LPI. LPI, located in Hartland, Wisconsin, designs, develops and markets a line of quality, proprietary time pieces. The company's products are distributed nationwide through major retail account channels.

         Employees

       The Consumer Products Business employs approximately 160 persons.

         Seasonality

       The Consumer Products Business tends to be seasonal with the strongest months being September, October and November.

         Large Customers

       One customer, JCPenney, accounted for approximately 6% of the Consumer Products Business' total revenues for 2001.

         Backlog

       The backlog of the Consumer Products Business was approximately $410,000 as of December 31, 2001, all of which should be filled during 2002.

                      Revenues of Principal Product Groups

       The following table sets forth (in thousands of dollars), for each of the last three years, revenues attributable to the Company's principal product groups:

                                  12/31/2001      12/31/2000       12/31/1999
                               --------------   -------------    -------------
Revenues
   Loan Portfolio                    $ 7,895        $ 10,185          $ 8,552
   Real Estate Portfolio               4,039           3,801            3,490
   Dolls                              23,015          25,468           21,140
   Time Pieces                         4,216           3,603            2,326
   Other                                 463             406              439
                               --------------   -------------    -------------
      Total                         $ 39,628        $ 43,463         $ 35,947
                               ==============   =============    =============

                               Segment Information

       Financial information concerning the Company's business segments is incorporated by reference from the consolidated financial statements on pages 21 to 24 herein.

                               Executive Officers

       George R. Schonath, 61, has served as Chief Executive Officer of the Company since 1983, as President since July, 1997, and as a director since May, 2001. Mr. Schonath has also served as President and Chief Executive Officer of InvestorsBancorp, Inc. and the Bank since they were established in 1997. From July, 1997, until 1983 he served as Chairman of the Board of the Company.

       Jon McGlocklin, 58, has served as a Vice President of the Company since November, 2001. From July, 1997, through November, 2001, he served as a Senior Vice President. Mr. McGlocklin has served as a director of InvestorsBancorp, Inc. since 1997. Until February 2001 Mr. McGlocklin had also served as Senior Vice President of InvestorsBancorp, Inc. and Senior Vice President of the Bank since they were established in 1997. He has also served as President of Healy Manufacturing, Inc., Menomonee Falls, Wisconsin, since 1997, and as an announcer for the Milwaukee Bucks, an NBA basketball team, since 1976. From 1980 through July, 1997, he served as a director of the Company and as President from 1991 through July, 1997.

       Susan J. Hauke, 36, has been the Company's Vice President - Finance, Secretary and Treasurer since 1997. In 1997, Ms. Hauke was also appointed Controller, Vice President - Finance and Secretary of InvestorsBancorp, Inc. and Controller, Vice President-Finance, and Treasurer of the Bank. From 1991 until 1997, Ms. Hauke served as Controller for the Company and was a senior accountant at PricewaterhouseCoopers LLP before joining the Company.

       Timothy R. Voss, 44, has served as a Senior Vice President of the Company since November, 2001. In March 2000, Mr. Voss joined LMOD as President. From 1996 to 2000 Mr. Voss was President of FF Acquisition Corp., the owner of the Flexible Flyer brand name.

       Joseph C. Martin, 43, has served as a Senior Vice President of the Company since February, 2002. Mr. Martin also served as Senior Vice President of InvestorsBancorp, Inc. and the Bank since January 2002. From 1999 to 2001 Mr. Martin was Senior Vice President, Regional Business Banking Manager at U.S. Bank (formerly Firstar Bank). Prior to that Mr. Martin was First Vice President, District Manager at U.S. Bank since 1996.


Item 2.  Properties

       In addition to the leased properties which it owns and which are discussed in Item 1. under "Financial Services Business - Real Estate," the Company owns an approximately 16,000 square foot building located at W239 N1700 Busse Road, Pewaukee, Wisconsin, and leases approximately 11,200 square feet of the building. The Bank leases approximately 4,750 square feet under a ten year lease and approximately 6,450 square feet is leased to two other lessees under month to month leases. The monthly rent received from all tenants is variable based upon LIBOR interest rates with a fixed floor.

       LMOD owns an approximately 51,000 square foot building that serves as its manufacturing facility located at 1301 Washington Boulevard, Belpre, Ohio. The one-story building contains retail and warehouse space. During 1997 LMOD increased the manufacturing facility by 15,000 square feet to its current size. During 1999, an additional leased retail outlet store was opened in West Virginia. A new 44,100 square foot facility in Columbus, Ohio was leased beginning in June of 2000 which is used for distribution and to store raw materials and finished goods. In September 2000 LMOD entered into a five year office lease for 18,800 square feet in Westerville, Ohio, which is the company's new headquarters.

       Beginning in July, 2000 LPI leased approximately 21,000 square feet in a multi-tenant building owned by the Company and located at 1050 Walnut Ridge Drive, Hartland, Wisconsin.


Item 3.  Legal Proceedings

       As of the date of this filing, neither the Company nor any of its subsidiaries is a party to any legal proceedings, the adverse outcome of which, in management's opinion, would have a material effect on the Company's results of operations or financial position.


Item 4.  Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

                                     Part II

Item 5.  Market for Common Equity and Related Shareholder Matters

       The common stock of the Company is traded on the Nasdaq Stock Market under the symbol DOLL. The table below represents the high and low sales price for the Company's common stock as reported on the Nasdaq Stock Market and the cash dividends paid per share for 2001 and 2000.

                                  Common Stock
                         -----------------------------       Cash Dividends
                              High          Low                 Per Share
                         -------------   -------------    ----------------------
             2001
First Quarter                $ 8.250       $ 5.875              $0.16364
Second Quarter               $ 8.250       $ 6.500              $0.16364
Third Quarter                $ 7.800       $ 4.050              $0.16364
Fourth Quarter               $ 7.250       $ 5.550              $0.16364
             2000
First Quarter                $ 8.750       $ 6.750              $0.16364
Second Quarter              $ 10.750       $ 7.531              $0.16364
Third Quarter                $ 9.750       $ 8.375              $0.16364
Fourth Quarter               $ 9.000       $ 6.500              $0.16364


       As of March 15, 2002, there were approximately 950 shareholders of record of the Company's common stock.


Item 6.  Selected Financial Data (In thousands, except per share data)

       The following table sets forth certain Selected Consolidated Financial Data for the periods and as of the dates indicated:

                                                                For the years ended
                                                                      December 31,
(In thousands, except per             --------------------------------------------------------------------------------
share data)                              2001             2000             1999             1998             1997
                                      ---------         --------         -----------      ----------       -----------
Total revenues                         $ 39,628          $43,463         $35,947          $32,075          $30,984
Net income available to
   common shareholders                    1,645            4,264           5,476            3,770            3,506
Total assets                            157,266          168,214         156,066          154,424          140,337
Long-term debt                           48,653           63,772          48,005           62,506           75,273
Total liabilities                       126,109          138,068         125,633          125,639          111,002
Redeemable preferred stock               16,855           16,855          16,908           16,908           16,908
Diluted earnings per share               $ 0.44           $ 1.11          $ 1.36 (1)       $ 0.93 (1)       $ 0.86 (1)
Cash dividends declared per
   common share                          $ 0.65           $ 0.65          $ 0.76 (1)       $ 0.59 (1)       $ 0.55 (1)


(1)      Restated for 10% stock dividend as of December 31, 1999 record date.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

       Amounts presented as of December 31, 2001, 2000 and 1999 include the consolidation of two segments. The financial services segment includes The Middleton Doll Company (formerly known as Bando McGlocklin Capital Corporation) (the "Company") and Bando McGlocklin Small Business Lending Corporation ("BMSBLC"), a 100% owned subsidiary of the Company. The consumer products segment includes Lee Middleton Original Dolls, Inc. ("LMOD"), a 99% owned subsidiary of the Company, Middleton (HK) Limited ("MHK"), a 51% owned subsidiary of LMOD and License Products, Inc. ("LPI"), a 51% owned subsidiary of LMOD.

Results of Operations

For the years ended December 31, 2001 and December 31, 2000

       The Company's total net income available for common shareholders for the year ended December 31, 2001 equaled $1.64 million or $0.44 per share (diluted) as compared to $4.26 million or $1.11 per share (diluted) for the year ended December 31, 2000, a 62% decrease.

Consumer Products

       Net income(loss) from consumer products after income taxes and minority interest for the year ended December 31, 2001 was ($0.07) million compared to $3.32 million for the year ended December 31, 2000, a 102% decrease.

       Net sales from consumer products for the year ended December 31, 2001 decreased 6% to $27.23 million compared to $29.07 million for the year ended December 31, 2000. This was due to decreased sales of $2.45 million at LMOD offset by increased sales of $0.61 million at LPI. The decrease in sales at LMOD was primarily due to a $2.22 million decrease in the play doll lines. The artist studio collection dolls sold to dealers decreased by $0.05 million and the remaining decrease in sales was in LMOD's two retail stores. The events of September 11th slowed sales significantly during the final quarter of 2001 which would normally be the busiest time of the year for LMOD. Cost of sales increased 1% to $14.97 million for the year ended December 31, 2001 compared to $14.88 million for the year ended December 31, 2000. LMOD's cost of sales decreased to $12.06 million from $12.33 million, a 2% decrease. LPI's cost of sales increased to $2.90 million from $2.55 million, a 14% increase. Total gross profit margin decreased to 45% from 49% in the prior year. LMOD's gross profit margin decreased to 48% from 52% while LPI's increased to 31% from 30% during 2000. LMOD's profit margin decreased as a result of a change in the product mix to higher cost products, an inventory write down of $0.40 million due to inventory obsolescence, and the absorption of fixed factory overhead costs during a three week plant shutdown to reduce inventory levels. The increase in the gross profit margin at LPI was due to a shift in the product mix and better product sourcing.

       Total operating expenses of consumer products for the year ended December 31, 2001 were $11.98 million compared to $9.37 million for the year ended December 31, 2000, a 28% increase. Total operating expenses as a percent of net sales was 44% in 2001 compared to 32% in 2000. Sales and marketing expense increased 33% to $6.32 million with LMOD's expense increasing $1.48 million and LPI's increasing $0.08 million. New marketing and royalty expenses related to LMOD's Alzheimer's and Newborns in Need charitable programs accounted for $0.10 million of the increase. New print advertising and sweepstakes programs accounted for an additional $0.20 million and one-time set up costs for newborn nurseries in dealers and the development of new packaging for the play doll line increased marketing expenses by $0.18 million. Additional sales staffing accounted for $0.30 million and write-offs for dealers and high volume retailers who had gone out of business incurred an additional $0.30 million in costs. Various special promotions accounted for the balance of the increase in costs. Product development costs increased $0.25 million at LMOD due to the termination of two of its artist contracts for $0.10 million and due to added staffing costs of $0.15 million. New product development costs increased $0.04 million at LPI. General and administrative expenses were $4.66 million for the year ended December 31, 2001 compared to $3.92 million for the year ended December 31, 2000. General and administrative expenses of LMOD increased $0.70 million and LPI's increased $0.04 million. The increase at LMOD was primarily due to costs incurred by the relocation of LMOD's administrative offices to Westerville, Ohio. The new office lease accounted for $0.25 million of the increase and a new management accounting software package with training and consulting costs was $0.12 million. Higher labor costs, additional personnel, computer expenses and office and warehouse rental space also contributed to the increase. Warehouse expenses, including higher labor costs, increased $0.27 million from the prior year.

       Other income, net decreased $0.30 million when compared to the same period a year ago due to a decrease in other income and an increase in interest expense. The minority interest in earnings of subsidiaries decreased the consolidated net income of consumer products by $0.10 million for the year ended December 31, 2001 and $0.11 million for the prior year. Consumer products' income tax expense, based on net income before intercompany charges, was $0.03 million for the year ended December 31, 2001 and $1.47 million for the year ended December 31, 2000. This income tax expense was attributable only to LMOD since LPI has a net operating loss carryforward to offset any current net income. Since the Company and LMOD were not allowed to file consolidated income tax returns, an additional $1.24 million in intercompany expenses was deductible on LMOD's tax return. This additional deduction results in an income tax benefit of $0.51 million and $0.53 million for the years ended December 31, 2001 and 2000, respectively.


Financial Services

       Net income from financial services for the year ended December 31, 2001 was $2.64 million compared to $1.82 million for the year ended December 31, 2000, a 45% increase. The increase resulted primarily from improved net interest margins as the Company's cost of funds decreased more rapidly than revenues decreased. The net interest margin was 3.23% for 2001 compared to 2.70% for 2000. Net interest margin is determined by interest on loans and rental income less interest expense divided by average loans and leased properties.

       Total revenues were $12.37 million for the year ended December 31, 2001 compared to $14.16 million for the year ended December 31, 2000, a 13% decrease. Interest on loans decreased 22% to $7.89 million for the year ended December 31, 2001 compared to $10.18 million for the year ended December 31, 2000. The large decrease in interest income from loans was primarily due to the 25% decrease in the prime rate. The average prime rate was 6.92% for the year ended December 31, 2001 compared to 9.24% for the year ended December 31, 2000 and average loans under management decreased $6.75 million from a year ago.

       Rental income was $3.89 million for the year ended December 31, 2001 compared to $3.76 million for the year ended December 31, 2000, a 3% increase. At December 31, 2001 the Company had $34.88 million in leased properties, net of accumulated depreciation, compared to $35.42 million at December 31, 2000. One property and a piece of vacant land were sold during 2001 resulting in a total gain of $0.15 million and two properties were acquired through foreclosure proceedings.

       Other income increased $0.01 million to $0.19 million for the year ended December 31, 2001 from $0.18 million for the year ended December 31, 2000 due to an increase in letter of credit fees. Other income also includes a $0.25 million gain from the termination of two investment swaps during the year ended December 31, 2001 (See Note 15).

       Interest expense decreased 29% to $7.03 million from $9.93 million for the year ended December 31, 2001 as compared with the year ended December 31, 2000 primarily due to lower rates for the Company's cost of funds. The Company's debt has primarily variable rates which were significantly lowered as the Federal Reserve cut interest rates during 2001. The average debt balance for the year ended in 2001 decreased 2%, or $3.07 million, when compared to the prior year.

       Depreciation on leased properties increased $0.06 million and management fee expense decreased $0.02 million. Other operating expenses increased to $0.78 million for the year ended December 31, 2001 compared to $0.60 million for the year ended December 31, 2000. This increase was due to additional expenses for certain leased properties.

       The Company and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders. During 2001, the Company took advantage of a provision in the tax law that allows a REIT to retain any capital gains on the sale of real estate properties by paying income tax on the gains. The Company retained $0.15 million in capital gains and paid $0.06 million in taxes as of December 31, 2001. Tax basis income for financial services (before the preferred stock dividend) was $3.96 million or $1.06 per share (diluted) for the year ended December 31, 2001. Book income for financial services (before the preferred stock dividend) was $2.64 million or $0.71 per share (diluted) due to the elimination of intercompany revenue and expenses from the consumer products segment and normal book/tax adjustments. For the year ended December 31, 2000, tax basis income for financial services (before the preferred stock dividend) was $3.58 million or $0.93 per share (diluted) and book income (before the preferred stock dividend) was $1.82 million or $0.47 per share (diluted) due to the elimination of intercompany revenue and expenses from the consumer products segment and normal book/tax adjustments.

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

Consumer Products

       Net income from consumer products after income taxes and minority interest for the year ended December 31, 2000 was $3.32 million compared to $3.19 million for the year ended December 31, 1999, a 4% increase.

       Net sales from consumer products for the year ended December 31, 2000 increased 24% to $29.07 million compared to $23.47 million for the year ended December 31, 1999. This was due to increased sales of $4.32 million at LMOD and $1.28 million at LPI. Cost of sales increased 19% to $14.88 million for the year ended December 31, 2000 compared to $12.54 million for the year ended December 31, 1999 as a result of the increase in sales. LMOD's cost of sales increased to $12.33 million from $10.91 million, a 13% increase. LPI's cost of sales increased to $2.55 million from $1.63 million, a 56% increase. Gross profit margin increased to 49% from 47% in the prior year. LMOD's gross profit margin increased to 52% from 51% while LPI's decreased from 30% to 29% during 2000. The changes in gross profit margin are due to shifts in the product mix.

       Total operating expenses of consumer products for the year ended December 31, 2000 were $9.37 million compared to $6.27 million for the year ended December 31, 1999, a 49% increase. Total operating expense as a percent of net sales was 32% in 2000 compared to 27% in 1999. Sales and marketing expense increased 30% to $4.76 million with LMOD's expense increasing $1.03 million and LPI's increasing $0.06 million. New marketing and sales promotion expenses related to the introduction of the Small Wonder doll accounted for $0.40 million of the increase. Dealer advertising programs accounted for an additional $0.36 million of the increase. Additional sales staffing accounted for $0.17 million and the opening of a New York showroom accounted for the balance of LMOD's increase. New product development increased $0.05 million at LMOD and increased $0.03 million at LPI. General and administrative expenses were $3.92 million for the year ended December 31, 2000 compared to $1.99 million for the year ended December 31, 1999. General and administrative expenses of LMOD increased $1.94 million. LMOD reclassified offsite warehouse expenses from cost of goods sold to general and administrative expenses in 2000. This reclassification of $0.98 million is the result of the warehouse being relocated to Columbus, Ohio, and being used only as a distribution center. In 1999 LMOD had $0.35 million in outside warehouse expense in cost of goods sold. Nonrecurring expenses of $0.31 million were also due to the relocation of the sales and marketing offices to a suburb of Columbus, Ohio during the year. Personnel expenses increased $0.38 million during the year due to growth and due to the staffing of the new distribution center. Other expenses increased by $0.27 million. LPI's general and administrative expenses decreased slightly.

       Other income, net increased $0.08 million when compared to the same period a year ago due to an increase in interest income. The minority interest in earnings of subsidiaries decreased the consolidated net income of consumer products by $0.11 million for the year ended December 31, 2000 compared to $0.02 million for the year ended December 31, 1999. This increase is due to the profitability of MHK during 2000. Consumer products' income tax expense, based on net income before intercompany charges, was $1.47 million for the year ended December 31, 2001 and $1.46 million for the year ended December 31, 1999. The income tax expense was attributable only to LMOD since LPI has a net operating loss carryforward to offset any current net income. Since the Company and LMOD were not allowed to file consolidated income tax returns, an additional $1.75 million in intercompany expenses was deductible on LMOD's tax return. This additional deduction results in an income tax benefit of $0.53 million and $0.51 million for the years ended December 31, 2000 and 1999, respectively.

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

       The Company and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders. Tax basis income for Financial Services (before the preferred stock dividend) was $3.58 million or $0.93 per share (diluted) for the year ended December 31, 2000. Book income for Financial Services (before the preferred stock dividend) was $1.82 million or $0.47 per share (diluted) due to the elimination of intercompany revenue and expenses from the consumer products segment and normal book/tax adjustments. For the year ended December 31, 1999, tax basis income for Financial Services (before the preferred stock dividend) was $5.14 million or $1.28 per share (diluted and restated for 10% stock dividend as of December 31, 1999 record date) and its book income (before the preferred stock dividend) was $3.23 million or $0.80 per share (diluted and restated for 10% stock dividend as of December 31, 1999 record date) due to the elimination of intercompany revenue and expenses from the consumer products segment and normal book/tax adjustments.


Liquidity and Capital

Consumer Products

       Total assets of consumer products were $19.17 million as of December 31, 2001 and $18.72 million as of December 31, 2000, a 2% increase.

       Cash increased to $0.68 million at December 31, 2001 from $0.63 million at December 31, 2000.

       Accounts receivable, net of the allowance, increased to $3.95 million at December 31, 2001 from $3.89 million at December 31, 2000. An increase of $0.65 million is attributable to LPI and a decrease of $0.59 million to LMOD's receivables as a result of their respective fourth quarter sales.

       Inventory was $6.77 million at December 31, 2001 compared to $7.11 million at December 31, 2000. LMOD's inventory decreased $0.36 million and LPI's inventory increased $17,000. Inventories are valued at lower of cost or market using the first-in, first-out (FIFO) method.

       Fixed assets, net of accumulated depreciation, increased by $0.72 million as of December 31, 2001 compared to December 31, 2000. LMOD purchased a new accounting software package for $0.66 million during 2001.

       Prepaid corporate taxes increased $0.48 million from the prior year due to an expected refund of estimated income tax payments made in 2001. The total of other assets and other prepaid expenses did not change significantly between the years.

       A licensing agreement, with an original cost of $2.5 million, gives LMOD the right to produce certain dolls. It is treated as an intangible asset with a definite five year life. The remaining unamortized balance of the licensing agreement is $0.67 million and $1.17 million as of December 31, 2001 and 2000, respectively.

       Goodwill was recorded when the Company purchased the remaining interest in the stock from the estate of Lee Middleton, the founder of LMOD, on April 30, 1998. The purchase price exceeded book value by $0.62 million which is being amortized over 20 years. As of December 31, 2001, the balance of the goodwill, net of accumulated amortization, is $0.51 million. The Financial Accounting Standards Board issued Statement 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies). This statement provides that goodwill and indefinite lived intangible assets are no longer amortized against income but are reviewed at least annually for impairment. An impairment review is designed to determine whether the fair value, and the related recorded goodwill, of a reporting unit is below its carrying value. In the year of adoption, any impairment loss will be recorded as a cumulative effect of a change in accounting principle. Thereafter, goodwill impairment losses will be charged to operations. Management is currently evaluating the impact of adopting this statement on the consolidated financial statements, but does not anticipate that it will have a material impact.

       LMOD increased its short-term borrowings by $2.22 million based on a line of credit with a bank during the year ended December 31, 2001. The line of credit had an availability of $675,000 as of December 31, 2001, and a maturity date of June 30, 2002. It is secured by LMOD's and LPI's accounts receivable and inventory.

       Accounts payable and other liabilities decreased by $0.22 million as of December 31, 2001 compared to December 31, 2000.


Financial Services

       Total assets of financial services were $138.09 million as of December 31, 2001 and $149.50 million as of December 31, 2000.

       Cash increased to $0.23 million at December 31, 200 from $0.09 million at December 31, 2000.

       Interest and rent receivable decreased to $0.57 million as of December 31, 2001 from $1.07 million at December 31, 2000. Interest income is accrued on the unpaid principal balance of loans. The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Rent is accrued on a monthly basis based on lease agreements. If it is determined by management that the lessee will not be able to make rent payments as required by the lease agreement, the accrual of rent is discontinued until management determines the rent to be collectible. The rent receivable is shown net of an allowance for doubtful accounts of $150,000 and $0 as of December 31, 2001 and 2000, respectively.

       Fixed assets and other assets including prepaid amounts decreased by $0.16 million.

       The Company has adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by FAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133", and FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These statements require the Company to designate all derivative instruments as either fair value hedges or cash flow hedges and to record the hedge on the balance sheet at its fair market value. The net gain/loss on instruments classified as cash flow hedges are reported as changes in other comprehensive income. The net gain/loss on instruments classified as fair value hedges are reported as increases/decreases in current year earnings. All derivatives are marked to market on the balance sheet. The Company's investment swaps are cash flow hedges and had a marked to market value of $1.70 million as of December 31, 2001.

       Total loans on the balance sheet decreased by $12.05 million or 11% to $99.22 million at December 31, 2001, from $111.27 million at December 31, 2000, with a corresponding decrease in liabilities. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal, reduced by the allowance for loan losses. Management reviews the value of the collateral securing each loan to determine if an allowance for loan losses is necessary. As of December 31, 2001 and 2000, the allowance for loan losses was $0 and $150,000, respectively. BMSBLC had unfunded commitments of $0.56 million as of December 31, 2001. Unfunded commitments are recorded in the financial statements when they are funded or when related fees are incurred or received.

       Leased properties decreased to $34.88 million as of December 31, 2001 compared to $35.42 million as of December 31, 2000. One property and a piece of vacant land were sold during 2001 and two properties were acquired through foreclosure proceedings. Leased properties are recorded at cost and are depreciated using the straight-line method. The costs of normal repairs and maintenance are charged to expense as incurred.

       The financial services' total consolidated indebtedness at December 31, 2001 decreased $13.34 million. As of December 31, 2001, financial services had $48.44 million outstanding in long-term debt and $71.01 million outstanding in short-term borrowings compared to $63.45 million outstanding in long-term debt and $69.35 million outstanding in short-term borrowings as of December 31, 2000. BMSBLC's short-term debt facility consists of commercial paper and drawn letters of credit backed by a $75 million line of credit that matures on June 28, 2002. If commercial paper would become unavailable, BMSBLC would have to draw upon its back-up line of credit which would have higher interest rates and would result in a reduction of net income. BMSBLC expects that its line of credit will be renewed at its June 28, 2002 maturity. However, if the line of credit is not renewed, BMSBLC would have to seek other financing sources. There is no guarantee that any such alternative financing sources could be obtained. Long-term debt of $3.33 million matures in 2006, $0.06 million in 2010, $7.67 million matures in 2013, $1.45 million in 2020, and $35.93 million matures at the varying maturity dates of the underlying notes (See Note 13).


Other significant accounting policies

       In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for doubtful accounts, valuation of inventories and deferred tax assets.

       Financial Accounting Standards Board Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company (See Note 21).

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

       This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may", "will", "could", "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, including the condition of the local real estate market, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, competition, demand for financial services in the Company's market area, demand for the Company's consumer products, payment when due of principal and interest on loans made by the Company, payment of rent by lessees on Company properties and the necessity to make additions to the Company's loan loss reserve. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

       The Company has entered into various interest rate swap agreements with other financial institutions to manage interest rate exposure. To the extent that the Company's variable-rate loans are funded with fixed-rate debt, the Company is subject to interest rate risk. The interest rate swap agreements are structured as hedges of specific fixed-rate debt whose terms are similar to the terms of the swap agreements. Under the terms of the swap agreements, the parties exchange interest payment streams calculated on the notional principal amount. The swap agreements are structured so that the Company pays a variable interest rate and receives a fixed rate based on various rate indexes. The differential to be paid or received on all interest rate swap agreements is accrued as interest rates change and is recognized over the life of the agreements.

In August of 2001 the Company entered into additional swap agreements to fix the interest rate spread of the existing interest rate swaps and fixed-rate debt. These swap agreements allow the Company to receive a fixed rate and pay a variable rate based on various rates indexes. The Company may be susceptible to risk with respect to interest rate swap agreements to the extent of nonperformance by the financial institutions participating in the interest rate swap agreements. However, the Company does not anticipate nonperformance by these institutions.

       The following table summarizes the interest rate swap agreements in effect at December 31, 2001:

                                                 Variable Interest    Fixed Interest
   Notional       Company       Fair Market            Rate                Rate            Expiration          Rate
    Amount        Payment          Value          (Paid) Received     Received (Paid)         Date            Index
--------------  -------------  ---------------- -------------------  ------------------- ---------------  ---------------
  $ 16,908,000     Variable      $   704,523         (1.90875%)           5.72500%           06/30/03          LIBOR
    16,908,000      Fixed           (333,698)         1.90875%           (4.16000%)          06/30/03          LIBOR
     5,000,000     Variable          478,253         (2.02000%)           7.60000%           03/10/05          LIBOR
     5,000,000      Fixed           (103,576)         2.02000%           (5.03000%)          03/10/05          LIBOR
     3,125,000     Variable          185,338         (1.90875%)           6.50000%           09/29/05          LIBOR
     3,125,000      Fixed            (55,110)         1.90875%           (5.01000%)          09/29/05          LIBOR
    12,500,000     Variable        1,031,490         (2.03188%)           7.09000%           09/05/06          LIBOR
    12,500,000      Fixed           (203,050)         2.03188%           (5.22500%)          09/05/06          LIBOR

       As a result of hedge arrangements, the Company recognized a $692,169 reduction in interest expense for the year ended December 31, 2001, and a $49,734 increase in interest expense for the year ended December 31, 2000. In, addition, the Company recognized a gain of $249,500 on the termination of two investment swaps during 2001.

Item 8.           Financial Statements and Supplementary Data

                           The Middleton Doll Company

                        Consolidated Financial Statements

                                    Contents


Report of Virchow, Krause & Company, LLP, Independent Auditors . . . . . . .  18

Consolidated Balance Sheets as of December 31, 2001 and 2000 . . . . . . . .  19

Consolidated Statements of Income
         For the years ended December 31, 2001, 2000 and 1999. . . . . . . .  21

Consolidated Statements of Changes in Shareholders' Equity
         For the years ended December 31, 2001, 2000 and 1999  . . . . . . .  23

Consolidated Statements of Cash Flows
         For the years ended December 31, 2001  2000 and 1999  . . . . . . .  24

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . .  26


                          Financial Statement Schedules

         Schedule I     Condensed Financial Information  of Registrant . . .  48

         Schedule II    Valuation and Qualifying Accounts  . . . . . . . . .  48

         Schedule IV    Mortgage Loans on Real Estate  . . . . . . . . . . .  49

                          INDEPENDENT AUDITOR'S REPORT







Board of Directors
The Middleton Doll Company
Waukesha, Wisconsin

We have audited the accompanying consolidated balance sheets of The Middleton Doll Company as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999. We have also audited the schedules listed in Item 8. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Middleton Doll Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules listed in Item 8 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                                 VIRCHOW, KRAUSE & COMPANY, LLP




Milwaukee, Wisconsin
January 25, 2002

                                 THE MIDDLETON DOLL COMPANY

                                CONSOLIDATED BALANCE SHEETS
                                 December 31, 2001 and 2000

-----------------------------------------------------------------------------------------------

                                     ASSETS
                                                                 2001                2000
                                                         ------------------  ------------------
CONSUMER PRODUCTS
    Cash                                                 $          681,267  $          628,418
    Accounts receivable, net                                      3,954,444           3,886,502
    Inventory                                                     6,093,822           6,444,038
    Prepaid inventory                                               676,943             662,036
    Prepaid corporate taxes                                         798,262             315,035
    Other prepaid expenses                                          296,065             225,183
                                                         ------------------  ------------------
        Total current assets                                     12,500,803          12,161,212

    Property and equipment, net                                   4,150,695           3,434,808

    Loan                                                            621,968             621,968
    Prepaid expenses and other assets                               725,432             796,219
    Licensing agreement, net                                        666,666           1,166,666
    Goodwill, net                                                   506,145             537,129
                                                         ------------------  ------------------

          Total Consumer Products Assets                         19,171,709          18,718,002
                                                         ------------------  ------------------

FINANCIAL SERVICES
    Cash                                                            229,506              85,276
    Interest receivable                                             431,284             772,904
    Rent receivable, net                                            136,939             296,454
    Loans, net                                                   99,218,367         111,269,302
    Leased properties, net                                       34,876,486          35,420,308
    Property and equipment, net                                     141,340             229,527
    Other assets                                                  1,356,617           1,422,411
    Investments in swap contracts at fair value                   1,704,170                   -
                                                         ------------------  ------------------

        Total Financial Services Assets                         138,094,709         149,496,182
                                                         ------------------  ------------------


           TOTAL ASSETS                                  $      157,266,418  $      168,214,184
                                                         ==================  ==================

          See accompanying notes to consolidated financial statements.

                                THE MIDDLETON DOLL COMPANY

                          CONSOLIDATED BALANCE SHEETS (Continued)
                                December 31, 2001 and 2000

----------------------------------------------------------------------------------------------------------------

         LIABILITIES, MINORITY INTEREST, PREFERRED STOCK AND SHAREHOLDERS' EQUITY

                                                                                 2001                2000
                                                                          ------------------  ------------------
CONSUMER PRODUCTS
    Short-term borrowings                                                 $        3,400,000  $        1,176,926
    Accounts payable                                                                 794,179             901,340
    Accrued salaries                                                                 217,078             415,230
    Accrued liabilities                                                              753,826             667,044
                                                                          ------------------  ------------------
        Total Current Liabilities                                                  5,165,083           3,160,540
    Long-term debt                                                                    16,518             317,816
                                                                          ------------------  ------------------

        Total Consumer Products Liabilities                                        5,181,601           3,478,356
                                                                          ------------------  ------------------

FINANCIAL SERVICES
    Commercial paper                                                              62,806,903          61,345,865
    Lines of credit                                                                8,200,000           8,000,000
    Direct pay letter of credit obligation                                         9,250,000          13,595,000
    State of Wisconsin Investment Board notes payable                             11,000,001          12,333,333
    Loan participations with repurchase options                                   28,123,907          37,457,356
    Other borrowings                                                                  62,317              68,210
    Accrued liabilities                                                            1,484,405           1,789,758
                                                                          ------------------  ------------------

        Total Financial Services Liabilities                                     120,927,533         134,589,522
                                                                          ------------------  ------------------

MINORITY INTEREST AND PREFERRED STOCK
    Minority interest in subsidiaries                                                255,260             153,454
    Redeemable Preferred stock, 1 cent par value,
       3,000,000 shares authorized, 690,000 shares issued                         17,250,000          17,250,000
    Redeemable Preferred Treasury stock 15,809
      shares, at cost                                                               (395,225)           (395,225)

SHAREHOLDERS' EQUITY
    Common stock, 6 2/3 cents par value,
      15,000,000 shares authorized, 4,401,599 shares issued                          293,441             293,441
    Additional paid-in capital                                                    16,604,744          16,604,744
    Retained earnings                                                              2,170,816           2,965,814
    Treasury stock, 674,010 shares, at cost                                       (6,725,922)         (6,725,922)
    Accumulated other comprehensive income                                         1,704,170                   -
                                                                          ------------------  ------------------

                                                                                  14,047,249          13,138,077
                                                                          ------------------  ------------------

        TOTAL LIABILITIES, MINORITY INTEREST, PREFERRED
           STOCK AND SHAREHOLDERS' EQUITY                                 $      157,266,418  $      168,214,184
                                                                          ==================  ==================

               See accompanying notes to consolidated financial statements.

                                THE MIDDLETON DOLL COMPANY

                             CONSOLIDATED STATEMENTS OF INCOME
                       Years Ended December 31, 2001, 2000 and 1999

-------------------------------------------------------------------------------------------------------------

                                                                 2001             2000              1999
                                                         ----------------- ---------------- -----------------
                      CONSUMER PRODUCTS
NET SALES                                                $      27,230,808 $     29,070,575 $      23,466,464

COST OF GOODS SOLD                                              14,965,180       14,883,028        12,535,759
                                                         ----------------- ---------------- -----------------

        Gross Profit                                            12,265,628       14,187,547        10,930,705
                                                         ----------------- ---------------- -----------------

OPERATING EXPENSES
    Sales and marketing                                          6,324,482        4,756,412         3,665,249
    New product development                                        991,648          702,005           617,496
    General and administrative                                   4,659,596        3,916,553         1,985,265
                                                         ----------------- ---------------- -----------------
        Total Operating Expenses                                11,975,726        9,374,970         6,268,010
                                                         ----------------- ---------------- -----------------

    Net operating income                                           289,902        4,812,577         4,662,695
                                                         ----------------- ---------------- -----------------

OTHER INCOME (EXPENSES)
    Interest expense                                              (253,642)        (153,133)          (77,934)
    Other income, net                                               25,171          229,238            77,457
                                                         ----------------- ---------------- -----------------
        Net Other Income (Expense)                                (228,471)          76,105              (477)
                                                         ----------------- ---------------- -----------------

    Income before income taxes,
        minority interest and intercompany
        charges                                                     61,431        4,888,682         4,662,218
    Less:  Applicable income tax expense                           (25,064)      (1,466,604)       (1,463,937)
    Minority interest in earnings of subsidiaries                 (101,806)        (106,085)          (20,655)
                                                         ----------------- ---------------- -----------------

        INCOME (LOSS) BEFORE INTERCOMPANY CHARGES -
         CONSUMER PRODUCTS                               $         (65,439)$      3,315,993 $       3,177,626
                                                         ================= ================ =================

                     FINANCIAL SERVICES
REVENUES
    Interest on loans                                    $       7,894,999 $     10,184,955 $       8,551,453
    Rental income                                                3,887,964        3,764,427         2,727,023
    Gain on sales of leased properties                             150,979           36,471           763,228
    Other income                                                   188,639          177,693           361,488

    Gain on sale of swap contract                                  249,500                -                 -
                                                         ---------------------------------- -----------------
        Total Revenues                                          12,372,081       14,163,546        12,403,192
                                                         ---------------------------------- -----------------

EXPENSES
    Interest expense                                             7,027,025        9,931,103         6,969,619
    Depreciation expense                                           863,309          805,320           604,468
    Management fee expense                                         991,511        1,012,023           872,201
    Other operating expenses                                       783,547          599,469           731,130
                                                         ----------------- ---------------- -----------------
          Total Expenses                                         9,665,392       12,347,915         9,177,418
                                                         ----------------- ---------------- -----------------
    Income before income taxes and
         intercompany revenue                                    2,706,689        1,815,631         3,225,774

      Less: Applicable income tax expense                          (64,970)               -                 -
                                                         ----------------- ---------------- -----------------

        INCOME BEFORE INTERCOMPANY REVENUE -
         FINANCIAL SERVICES                              $       2,641,719 $      1,815,631 $       3,225,774
                                                         ================= ================ =================

         See accompanying notes to consolidated financial statements.

                                THE MIDDLETON DOLL COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME (Continued)
                       Years Ended December 31, 2001, 2000 and 1999

------------------------------------------------------------------------------------------------------------------

                                                                      2001             2000              1999
                                                              ----------------- ---------------- -----------------
TOTAL COMPANY
    Income before income taxes, minority interest
      and intercompany activity
        Consumer products                                     $          61,431 $      4,888,682 $       4,662,218
        Financial services                                            2,706,689        1,815,631         3,225,774
                                                              ----------------- ---------------- -----------------
          Total Company                                               2,768,120        6,704,313         7,887,992
    Income tax benefit (expense)                                        416,325         (938,958)         (952,018)
    Minority interest in earnings of subsidiaries                      (101,806)        (106,085)          (20,655)
                                                              ----------------- ---------------- -----------------
        NET INCOME                                                    3,082,639        5,659,270         6,915,319
    Preferred stock dividend                                         (1,437,713)      (1,394,874)       (1,438,992)
                                                              ----------------- ---------------- -----------------
        NET INCOME AVAILABLE TO COMMON SHAREHOLDERS           $       1,644,926 $      4,264,396 $       5,476,327
                                                              ================= ================ =================

          Basic earnings per common share                     $            0.44 $           1.11 $            1.36
                                                              ================= ================ =================
          Diluted earnings per common share                   $            0.44 $           1.11 $            1.36
                                                              ================= ================ =================


SEGMENT RECONCILIATION

CONSUMER PRODUCTS
    Income (loss) before intercompany charges                 $         (65,439) $     3,315,993 $       3,177,626
    Interest and rent expense to parent                                (823,953)      (1,223,495)       (1,200,493)
    Management fees to parent                                          (416,537)        (530,317)         (444,116)
    Applicable income tax benefit related to intercompany
      charges                                                           506,359          527,646           511,919
                                                              ----------------- ---------------- -----------------
        Total Segment Net Income (Loss)                                (799,570)       2,089,827         2,044,936
                                                              ----------------- ---------------- -----------------

FINANCIAL SERVICES
    Income before intercompany revenue                                2,641,719        1,815,631         3,225,774
    Interest and rent income from subsidiary                            823,953        1,223,495         1,200,493
    Management fees from subsidiary                                     416,537          530,317           444,116
                                                              ----------------- ---------------- -----------------
        Total Segment Net Income                                      3,882,209        3,569,443         4,870,383
                                                              ----------------- ---------------- -----------------

           NET INCOME                                         $       3,082,639 $      5,659,270 $       6,915,319
                                                              ================= ================ =================

         See accompanying notes to consolidated financial statements.

                                THE MIDDLETON DOLL COMPANY

                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                        EQUITY Years Ended December 31, 2001, 2000
                                         and 1999

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                       Accumulated
                                                          Additional                                       other
                                              Common        paid-in       Retained        Treasury     comprehensive
                                               stock        capital       earnings          stock          income           Total
                                               -----        -------       --------          -----          ------           -----

BALANCES - December 31, 1998              $    266,769   $ 13,671,947   $  1,770,080    $ (3,852,511)   $       --     $ 11,856,285

   Net income - 1999                              --             --        6,915,319            --              --        6,915,319
   Purchase 66,390 shares of treasury
       stock                                      --             --             --          (780,647)           --         (780,647)
   Cash dividends on preferred stock -
       8.53% dividend rate                        --             --       (1,438,992)           --              --       (1,438,992)
   Cash dividends on common stock -
       $.76 per share                             --             --       (3,067,561)           --              --       (3,067,561)

   Stock dividend on common stock - 10%         26,672      2,932,797     (2,960,229)           --              --             (760)
                                          ------------   ------------   ------------    ------------    ------------   ------------

BALANCES - December 31, 1999                   293,441     16,604,744      1,218,617      (4,633,158)           --       13,483,644

   Net income - 2000                              --             --        5,659,270            --              --        5,659,270
   Purchase of 257,200 shares of
       treasury stock                             --             --             --        (2,092,764)           --       (2,092,764)
   Cash dividends on preferred stock -
       8.53% dividend rate                        --             --       (1,394,874)           --              --       (1,394,874)
   Cash dividends on common stock -
       $.65 per share                             --             --       (2,517,199)           --              --       (2,517,199)
                                          ------------   ------------   ------------    ------------    ------------   ------------

BALANCES - December 31, 2000                   293,441     16,604,744      2,965,814      (6,725,922)           --       13,138,077
                                                                                                                       ------------

   Comprehensive income

       Net income - 2001                          --             --        3,082,639            --              --        3,082,639
       Change in fair market
          value of interest
          rate swap agreement                     --             --             --              --         1,704,170      1,704,170
                                                                                                                       ------------
          Total Comprehensive Income                                                                                      4,786,809
                                                                                                                       ------------
   Cash dividends on preferred stock -
       8.53% dividend rate                        --             --       (1,437,713)           --              --       (1,437,713)
   Cash dividends on common stock -
       $.65 per share                             --             --       (2,439,924)           --              --       (2,439,924)
                                          ------------   ------------   ------------    ------------    ------------   ------------
BALANCES - December 31, 2001              $    293,441   $ 16,604,744   $  2,170,816    $ (6,725,922)   $  1,704,170   $ 14,047,249
                                          ============   ============   ============    ============    ============   ============


               See accompanying notes to consolidated financial statements.

                                THE MIDDLETON DOLL COMPANY

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------------------------------------------------

                                                                       2001                2000                1999
                                                                ------------------  ------------------  ------------------
CONSUMER PRODUCTS

CASH FLOWS FROM OPERATING ACTIVITIES
    Segment net income (loss)                                   $         (799,570)  $       2,089,827  $        2,044,936
    Adjustments to reconcile net income to
      net cash flows from operating
      activities
        Depreciation and amortization                                    1,099,844           1,113,760             971,041
        Provision for losses on accounts
         receivable                                                        390,845              15,400             234,400
        Loss on disposal of premises and equipment                          16,508                   -                   -
        Provision for inventory reserve                                    372,401             305,823             129,421
        Deferred income tax benefit                                       (304,464)           (192,258)           (100,000)
        Change in minority interest in subsidiaries                        101,806             112,399              20,655
        Net change in
           Accounts receivable                                            (458,787)           (947,474)         (1,011,442)
           Inventory                                                       (37,092)         (1,754,721)         (1,652,513)
           Other assets                                                   (178,858)           (447,891)           (607,913)
           Accounts payable                                               (107,161)             12,871             139,631
           Other liabilities                                              (111,370)            (40,139)           (836,778)
                                                                ------------------  ------------------  ------------------
        Net Cash Flows from Operating Activities                           (15,898)            267,597            (668,562)
                                                                ------------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                (1,301,255)         (1,136,703)           (671,991)
                                                                ------------------  ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in short term borrowings                                2,223,074             976,926             200,000
    Net increase in other notes payable                                   (301,298)            287,890              (5,353)
    Net intercompany transactions                                         (551,774)           (298,211)           (532,280)
                                                                ------------------  ------------------  ------------------
        Net Cash Flows from Financing Activities                         1,370,002             966,605            (337,633)
                                                                ------------------  ------------------  ------------------

           Net Change in Cash and Cash Equivalents                          52,849              97,499          (1,678,186)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                              628,418             530,919           2,209,105
                                                                ------------------  ------------------  ------------------

    CASH AND CASH EQUIVALENTS - END OF YEAR                     $          681,267  $          628,418  $          530,919
                                                                ==================  ==================  ==================

SUPPLEMENTAL CASH FLOW DISCLOSURES
    Cash paid for interest                                      $          191,402  $          153,133  $           77,934
    Cash paid for income taxes                                             214,834             955,232           1,780,573


           See accompanying notes to consolidated financial statements.

                                THE MIDDLETON DOLL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                       Years Ended December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------------------------------------------------
                                                                        2001                2000                1999
                                                                ------------------  ------------------  ------------------
FINANCIAL SERVICES

CASH FLOWS FROM OPERATING ACTIVITIES
    Segment net income                                          $        3,882,209  $        3,569,443  $        4,870,383
    Adjustments to reconcile net income to
      net cash flows from operating
      activities
        Depreciation and amortization                                      863,309             805,319             604,468
        Change in appreciation on investments                                    -             (33,514)             53,096
        Provision for loan loss reserve                                          -                   -             150,000
        Gain on sale of leased properties                                 (150,979)            (36,471)           (763,228)
        Net change in
           Interest receivable                                             341,620            (175,199)             47,075
           Rent receivable                                                 159,515            (916,500)           (206,860)
           Other assets                                                     65,794              29,601            (138,185)
           Accrued liabilities                                            (305,353)                  -                   -
                                                                ------------------  --------------------------------------
        Net Cash Flows from Operating Activities                         4,856,115           3,242,679           4,616,749
                                                                ------------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net loan repayments received                                        12,050,935           1,960,378           2,380,288
    Proceeds from sale of leased properties                              1,387,187           1,645,657           7,060,882
    Purchase or construction of leased property                         (1,467,508)        (13,671,667)         (9,025,395)
    Capital expenditures                                                         -              (8,972)            (28,641)
    Net intercompany transactions                                          551,774             298,211             532,280
                                                                ------------------  ------------------  ------------------
        Net Cash Flows from Investing Activities                        12,522,388          (9,776,393)            919,414
                                                                ------------------  ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in commercial paper                                       1,461,038          (7,311,307)         16,169,851
    Net change in lines of credit                                          200,000           3,000,000          (1,040,000)
    Net payments on letter of credit                                    (4,285,000)         12,085,000                   -
    Repayment of SWIB notes                                             (1,333,332)         (1,333,334)         (1,333,333)
    Proceeds from (repayment of) loan participations with
      repurchase options                                                (9,333,449)           4,733,121        (13,157,183)
    Net repayment of other long-term debt                                  (65,893)             (5,551)             (5,228)
    Preferred stock dividends paid                                      (1,437,713)         (1,448,124)         (1,438,992)
    Common stock dividends paid                                         (2,439,924)         (2,517,199)         (3,067,561)
    Purchase of treasury stock                                                   -          (2,092,764)           (781,407)
                                                                --------------------------------------  ------------------
        Net Cash Flows from Financing Activities                       (17,234,273)          5,109,842          (4,653,853)
                                                                ------------------  ------------------  ------------------

           Net Change in Cash and Cash Equivalents                         144,230          (1,423,872)            882,310

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                               85,276           1,509,148             626,838
                                                                ------------------  ------------------  ------------------

    CASH AND CASH EQUIVALENTS - END OF YEAR                     $          229,506  $           85,276  $        1,509,148
                                                                ==================  ==================  ==================

SUPPLEMENTAL CASH FLOW DISCLOSURES
    Cash paid for interest                                      $        7,307,518  $        9,718,128  $        6,598,990


          See accompanying notes to consolidated financial statements.

                           THE MIDDLETON DOLL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 1 - Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

    Consolidation

The consolidated financial statements of The Middleton Doll Company (the Company) include the accounts of the Company, Bando McGlocklin Small Business Lending Corporation (BMSBLC) and Lee Middleton Original Dolls, Inc. (LMOD). LMOD includes the accounts of its 51% owned subsidiaries, Middleton (HK) Limited
(MHK) and License Products (LPI). The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

    Nature of Business

On May 3, 2001, the shareholders approved a name change from Bando McGlocklin Capital Corporation to The Middleton Doll Company. The Middleton Doll Company (the Company), was incorporated in February 1980, to provide long-term secured loans to small businesses. At the present time, the Company consists of two business segments, the financial services segment and the consumer products segment.

The financial services segment consists of the Company and its wholly-owned subsidiary BMSBLC. Both the Company and BMSBLC operated as a real estate investment trust (REIT) pursuant to the provisions of Section 856 of the Internal Revenue Service Code of 1986, as amended. The principal business of the segment is making loans and leasing buildings to small businesses. The segment also participates in loans with third party loan originators.

The consumer products segment consists of a 99% interest in LMOD, including a 51% interest in LMOD's subsidiary, (MHK), and a 51% interest in LPI. LMOD is a manufacturer of collectible vinyl dolls and a distributor of vinyl play dolls. LPI designs, develops and markets a line of quality, proprietary time pieces.

    Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for doubtful accounts, valuation of inventories and deferred tax assets.

    Segment Information

The Company is reporting segment assets, liabilities, sales and operating income in the same format reviewed by the Company's management. As discussed in Nature of Business above, the Company has two reportable segments: consumer products (which includes LMOD, MHK and LPI) and financial services (which includes the Company and BMSBLC). Segment information required to be disclosed is included in the accompanying financial statements. Intersegment charges are reflected in the segment reconciliation on the consolidated statements of operations and on the consolidated statements of cash flows.

    Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents are defined as those financial assets with an original maturity of three months or less. The Company may at times maintain balances at financial institutions that exceed federally insured limits. The Company has not experienced any losses in such accounts.

                           THE MIDDLETON DOLL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 1 - Summary of Significant Accounting Policies (cont.)
--------------------------------------------------------------------------------

    Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal, reduced by the allowance for loan losses. Interest income is accrued on the unpaid principal balance. The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payment of interest or principal when they become due. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

    Allowance for Loan Losses

A loan is considered impaired when, based on current information and events, it is probable that the lender will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Management reviews the value of the collateral securing each loan to determine if an allowance for loan losses is necessary.

    Rent Receivable

Rent receivable is accrued on a monthly basis based on the lease agreement. If at any point it is determined the lessee will not make rent payments as dictated by the lease agreement, the accrual of rent is discontinued until management determines the rent to be collectible.

    Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $326,389 and $120,639 for the years ended December 31, 2001 and 2000, respectively.

    Interest Rate Swap Agreements

The Company enters into interest rate swap agreements as a means of managing its interest rate exposure. The differential to be paid or received on all interest rate swap agreements is accrued as interest rates change and is recognized over the life of the agreements. The swap agreements are marked to market on the balance sheet with the net adjustment recorded as other comprehensive income.

    Inventory

Inventories of LMOD and License Products are valued at lower of cost or market using the first-in, first-out (FIFO) method.

    Leased Properties

Leased properties are recorded at their cost value. Depreciation is calculated using the straight-line method over 40 years for book purposes and 39 years for tax purposes. The costs of normal repairs and maintenance are charged to expense as incurred.

                           THE MIDDLETON DOLL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 1 - Summary of Significant Accounting Policies (cont.)
--------------------------------------------------------------------------------

    Premises and Equipment

Fixed assets primarily represent manufacturing property, plant and equipment of LMOD and License Products. Fixed assets are stated at cost and are depreciated using straight-line methods for financial statement purposes and accelerated methods for income tax purposes. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are added to the premises and equipment accounts.

    Income Taxes

The Company and its qualified REIT subsidiary, BMSBLC, qualify as real estate investment trusts under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders. During 2001, the Company took advantage of a provision in the tax law that allows a REIT to retain any capital gains on sale of real estate properties and pay the corresponding tax on the gains.

In order to qualify as a REIT under the Internal Revenue Code, the Company, together with its qualified REIT subsidiary, BMSBLC, among other requirements, must meet certain annual income and quarterly asset diversification tests including not holding the securities of any one issuer valued at more than 5% of total assets, and not holding more than 10% of the outstanding voting securities of any one issuer, unless, in both cases, that issuer qualifies as a taxable real estate investment trust subsidiary.

LMOD and License Products are taxed as C corporations and file separate tax returns.

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to different methods used for depreciation for income tax purposes, vacation and sick pay accruals, capitalization requirements of the Internal Revenue Code, allowances for doubtful accounts and obsolete inventory and charitable contribution carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

    Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $1,408,734, $1,173,154 and $1,369,987 for the years ended December 31, 2001,
2000 and 1999, respectively

    Off-Balance Sheet Financial Instruments

In the ordinary course of business BMSBLC has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

                           THE MIDDLETON DOLL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 1 - Summary of Significant Accounting Policies (cont.)
--------------------------------------------------------------------------------

    Derivative Financial Instruments Designated As Hedges

The Company has adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133", and FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These statements require the Company to designate all derivative instruments as either fair value hedges or cash flow hedges and to record the hedge on the balance sheet at its fair market value. The net gain/loss on instruments classified as cash flow hedges are reported as changes in other comprehensive income. The net gain/loss on instruments classified as fair value hedges are reported as increases/decreases in current year earnings.

As part of the Company's asset/liability management, the Company uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. The swap agreements are accounted for on the "accrual" method. Under that method, the interest component associated with the contract is recognized over the life of the contract in net interest income.

Contracts that do not meet the hedging criteria are classified as trading activities and are recorded at fair value with changes in fair value recorded in earnings.

    Earnings Per Share

Earnings per share are computed based upon the weighted average number of common shares outstanding during each year. In the computation of diluted earnings per share, all dilutive stock options are assumed to be exercised at the beginning of each year and the proceeds are used to purchase shares of the Company's common stock at the average market price during the year.

    Fair Value of Financial Instruments

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

                           THE MIDDLETON DOLL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 1 - Summary of Significant Accounting Policies (cont.)
--------------------------------------------------------------------------------

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

     Carrying Amounts Approximate Fair Values for the Following Instruments
              Cash and cash equivalents Accounts receivable Inventory Interest receivable
              Rent receivable
              Variable rate loans that reprice frequently where no
                 significant change in credit risk has occurred
              Short-term borrowings
              Accounts payable
              Variable rate long-term debt

     Quoted Market Prices
     Where available, or if not available, based on quoted market prices of comparable instruments for the following instrument:
              Leased properties
              Interest rate swaps
              Redeemable preferred stock

     Discounted Cash Flows
     Using interest rates currently being offered on instruments with similar terms and with similar credit quality:
              All loans except variable rate loans described above Fixed rate long-term debt

     Quoted fees currently being charged for similar instruments

     Taking into account the remaining terms of the agreements and the counterparties' credit standing:

         Off-balance-sheet instruments
         -----------------------------
              Letters of credit
              Lending commitments

Since the majority of the Company's off-balance-sheet instruments consist of nonfee-producing, variable rate commitments, the Company had determined these do not have a distinguishable fair value.

    Recent Accounting Pronouncement

The Financial Accounting Standards Board issued Statement 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies). This statement provides that goodwill and indefinite lived intangible assets are no longer amortized against income but are reviewed at least annually for impairment. An impairment review is designed to determine whether the fair value, and the related recorded goodwill, of a reporting unit is below its carrying value. In the year of adoption, any impairment loss will be recorded as a cumulative effect of a change in accounting principle. Thereafter, goodwill impairment losses will be charged to operations. Management is currently evaluating the impact of adopting this statement on the consolidated financial statements, but does not anticipate that it will have a material impact.

                           THE MIDDLETON DOLL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 1 - Summary of Significant Accounting Policies (cont.)
--------------------------------------------------------------------------------

    Reclassification

Certain 2000 and 1999 amounts have been reclassified to conform with the 2001 presentation. The reclassifications have no effect on reported amounts of net income or equity.

--------------------------------------------------------------------------------
NOTE 2 - Related Entity
--------------------------------------------------------------------------------

The Company shares common ownership and management with InvestorsBancorp, Inc.
(Bank). The Company and the Bank have a Management Services and Allocation of Expenses Agreement (the Agreement). The Agreement allows the employees of the Bank to provide loan management, leasing and accounting services to the Company for a fee, payable monthly. Management fee expense relating to the Agreement was $991,511, $1,012,023 and $872,201 for the years ended December 31, 2001, 2000 and 1999, respectively. Overhead expenses and rent are also shared between the two entities in accordance with the Agreement.

During the year ended December 31, 2000, InvestorsBancorp, Inc. borrowed $2,500,000 from the Company. The loan is unsecured and matures April 30, 2010 with interest payable quarterly at Prime plus 2%. At December 31, 2001 the outstanding principal balance was $2,500,000 and the interest rate was 6.75%.

--------------------------------------------------------------------------------
NOTE 3 - Concentration
--------------------------------------------------------------------------------

The consumer products segment's customers are not concentrated in any specific geographic region. The Company establishes an allowance for doubtful accounts based upon the factors surrounding the credit risk of specific customers, historical trends and other information. The Company routinely assesses the financial strength of its customers, and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

The financial services segment grants loans and leases properties to small and medium-sized businesses primarily in southeastern Wisconsin. As of December 31, 2001 and 2000, respectively, the Company had loans outstanding to its largest borrower totaling $12,412,449 and $14,404,173 which represented approximately 12% and 13% of total loans outstanding.

Approximately 50% of LMOD's labor force is subject to a collective bargaining agreement. The agreement's expiration date is April 30, 2004 at which time a new agreement will be negotiated.

--------------------------------------------------------------------------------
NOTE 4 -  Significant Supplier
--------------------------------------------------------------------------------

Effective January 1, 2000, LMOD entered into a Shareholder and Loan Agreement with MHK, a Hong Kong corporation. MHK is a management corporation which provides LMOD with all of its raw materials and finished goods from Asia. LMOD has acquired a 51% equity ownership in this Hong Kong corporation and the owner of the remaining 49% is affiliated with a former supplier used by LMOD. Through the Shareholder and Loan Agreement, LMOD has lent $306,000 and the minority shareholder has lent $294,000 as investment loans which bear interest at the prime rate plus 1%, payable quarterly and has a maturity date of January 1, 2005. In addition to the investment loan, LMOD has also agreed to fund a revolving loan up to a maximum of $700,000 at an interest rate of the prime rate plus 1%. The revolving line also matures on January 1, 2005. The revolving loan is secured by assets of Middleton (HK) Limited. As of December 31, 2001 the loans noted above have been paid off as Middleton (HK) Limited is in the process of being liquidated. LMOD has ceased sourcing from MHK in favor of three new Chinese suppliers that offer reduced costs for its raw materials and finished goods.

                           THE MIDDLETON DOLL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 5 - Loans
--------------------------------------------------------------------------------

Approximately 88% of the Company's loan portfolio consists of variable-rate loans with terms of five to fifteen years. Substantially all loans are fully secured by first or second mortgages on commercial real estate.

Impaired loans were $520,135 and $552,578 at December 31, 2001 and 2000, respectively. The average recorded amount of impaired loans during 2001 and 2000 was $531,848 and $568,875, respectively. The interest accrued on the impaired loans was $20,936 and $37,241 at December 31, 2001 and 2000, respectively. There was no allowance for loan loss related to these loans at December 31, 2001 and $150,000 at December 31, 2000. Interest income on impaired loans of $18,115, $27,228 and $22,421 was recognized for cash payments received in 2001, 2000 and 1999, respectively.

Undisbursed loan commitments and lines of credit totaled $559,450 and $6,680,300 at December 31, 2001 and 2000, respectively. There were no letters of credit outstanding as of December 31, 2001.

--------------------------------------------------------------------------------
NOTE 6 -  Allowance for Loan and Rent Losses
--------------------------------------------------------------------------------

The allowance for loan and rent losses is established as losses are estimated to have occurred through a provision for loan and rent losses charged to earnings. Management reviews the entire loan and rent receivable portfolio when determining the necessary allowance. As of December 31, 2001 and 2000, the allowance was $150,000.

--------------------------------------------------------------------------------
NOTE 7 -  Loans Sold
--------------------------------------------------------------------------------

The Company sells loans with the option to repurchase them at a later date. During 2001 and 2000, the Company sold $913,607 and $26,179,326, respectively, of loans to third parties with the option to repurchase them. These sales all have been accounted for as secured financings. As of December 31, 2001 and 2000, the balance of loan participations sold with repurchase options was $28,123,907 and $37,457,356, respectively. Of this amount approximately $15 million and $17 million was sold to a single non-related party as of December 31, 2001 and 2000, respectively. These loan participations mature as the corresponding notes mature with the maturities ranging from one to nine years.

For the loans sold with no recourse, the Company is susceptible to loss on the loans up to the percentage of the retained interest to the extent the underlying collateral is insufficient in the event of nonperformance by the borrower. The Company's retained interest is subordinated to the portion sold. For the loans sold with full recourse, the Company is susceptible to loss equal to the total principal balance of the loan to the extent the underlying collateral is insufficient in the event of nonperformance. No associated loss reserve has been established as of December 31, 2001, for loans which have been sold.

Under the terms of the agreements, the Company retains servicing rights for the entire loan. As servicer and provider of recourse, certain agreements require the Company to comply with various covenants, including the maintenance of net worth. As of December 31, 2001, the Company was in compliance with these covenants.

                           THE MIDDLETON DOLL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 8 - Inventory
--------------------------------------------------------------------------------

Inventory consists of the following at December 31:

                                                            2001                  2000
                                                     ------------------    -----------------

         Raw materials                               $       2,116,694     $       2,151,101
         Work in process                                       113,163               350,675
         Finished goods                                      4,147,305             4,132,073
                                                             6,377,162             6,633,849
         Less: reserve for obsolete inventory                 (283,340)             (189,811)
                                                     ------------------    -----------------
                                                     $       6,093,822     $       6,444,038
                                                     ==================    =================

--------------------------------------------------------------------------------
NOTE 9 - Leased Properties
--------------------------------------------------------------------------------

The major categories of leased properties at December 31 are summarized as follows:

                                                Useful
                                                 Lives                  2001               2000
                                                --------        ------------------ -----------------

      Land                                         N/A          $       4,501,344  $       4,738,169
      Building                                   40 yrs.               32,351,179         31,790,716

      Construction in progress                     N/A                          -            111,849
                                                                -----------------  -----------------
         Total                                                         36,852,523         36,640,734
      Less: accumulated depreciation                                   (1,976,037)        (1,220,426)
                                                                ------------------ -----------------
         Net                                                    $      34,876,486  $      35,420,308
                                                                ================== =================

Depreciation expense on leased properties was $775,122, $712,481 and $504,517 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company normally leases its properties pursuant to a lease agreement with initial lease terms, primarily ranging from five to fifteen years. The leases require the lessee to pay all operating expenses including utilities, insurance and taxes. The lease agreements, all of which are operating leases, expire at various dates through 2014 and provide the lessee with renewal and purchase options. If it is determined that the lessee will not be able to make all required lease payments, the lease is put on nonaccrual and no future amounts of rents are accrued. At such time that the lessee becomes current on past lease payments, the Company will resume the accrual of lease payments. The lease payments are backed by security agreements on the lessee's general business assets. Rent receivable is shown net of an allowance of $150,000 at December 31, 2001. There was no allowance as of December 31, 2000.

                           THE MIDDLETON DOLL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 9 - Leased Properties (cont.)
--------------------------------------------------------------------------------

Minimum future rental income, by year, from these leases based on the agreements in effect at December 31, 2001 is as follows:

                                                    Projected
                                                      Rental
              Year                                    Income
            ------                              ------------------
             2002                               $        3,803,852
             2003                                        3,837,222
             2004                                        3,584,826
             2005                                        3,388,393
             2006                                        2,870,797
             Future years                                9,368,888
                                                ------------------
                                                $       26,853,978
                                                ==================

The Company leases half of its office space to InvestorsBank, a related party. Monthly rents are variable based on LIBOR and the rental agreement is for a ten year term. Rental income from the related party for the years ended December 31, 2001, 2000 and 1999 was $57,618, $55,747 and $50,981, respectively

--------------------------------------------------------------------------------
NOTE 10 - Property and Equipment
--------------------------------------------------------------------------------

The major categories of property and equipment at December 31 are summarized as follows:

                                                       Useful
                                                        Lives              2001               2000
                                                    ------------     ------------------ -----------------
    Consumer Products:
      Land                                              N/A          $         173,590  $         173,590
      Building                                        40 yrs.                1,926,002          1,784,314
      Machinery and equipment                         3-5 yrs.               2,548,121          2,477,396
      Furniture and fixtures                           7 yrs.                1,743,313            990,387
                                                                     ------------------ -----------------
         Total                                                               6,391,026          5,425,687
      Less: accumulated depreciation                                       (2,240,331)        (1,990,879)
                                                                     ------------------ -----------------
         Net                                                         $       4,150,695  $       3,434,808
                                                                     ================== =================

    Financial Services:
      Furniture and fixtures                          3-7 yrs        $         751,532  $         751,532
      Less: accumulated depreciation                                         (610,192)          (522,005)
                                                                     ------------------ -----------------
         Net                                                         $         141,340  $         229,527
                                                                     ================== =================

Depreciation expense for consumer products was $568,860, $582,776 and $339,061 and for financial services was $88,187, $92,839 and $99,951 for the years ended December 31, 2001, 2000 and 1999, respectively

                           THE MIDDLETON DOLL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 11 - Goodwill and Licensing Agreement
--------------------------------------------------------------------------------

The goodwill in the accompanying financial statements is associated with the acquisition on April 30, 1998, of an additional 49% interest of LMOD in the amount of $619,753. The goodwill is being amortized over a period of twenty years. Amortization expense for goodwill amounted to $30,984 in 2001, 2000 and 1999. Accumulated amortization for goodwill amounted to $113,608 and $82,624 at December 31, 2001 and 2000, respectively. See recent accounting pronouncement in Summary of Significant Accounting Policies for impact on goodwill.

The licensing agreement is a definite-lived intangible asset associated with the right to produce certain dolls under a five year royalty agreement with an original cost of $2,500,000. The licensing agreement is being amortized over five years. Amortization expense for the licensing agreement amounted to $500,000 in each of 2001, 2000 and 1999. Accumulated amortization for the licensing agreement amounted to $1,833,334 and $1,333,334 at December 31, 2001 and 2000, respectively.

--------------------------------------------------------------------------------
NOTE 12 - Short-Term Borrowings
--------------------------------------------------------------------------------

Short-term borrowings consist of the following at December 31:

                                                 2001               2000
 Consumer Products:
 Short-term borrowings                    $       3,400,000  $       1,176,926

 Financial Services:
 Commercial paper                                62,806,903         61,345,865
 Lines of credit                                  8,200,000          8,000,000
                                          ------------------ -----------------
      Total short-term borrowings         $      74,406,903  $      70,522,791
                                          ================== =================

Consumer Products:

LMOD has a loan agreement with a InvestorsBank, a related party, providing for a line of credit of $4,075,000 at the prime rate, which was 4.75% at December 31, 2001. The note is due on June 28, 2002 and interest is payable monthly. The agreement is collateralized by receivables and inventory of LMOD and LPI.

Financial Services:

     Commercial Paper

Commercial paper is issued for working capital purposes with maturities up to 90 days. The average yield on commercial paper outstanding at December 31, 2001 and 2000 was 2.34% and 6.91%, respectively.

     Lines of Credit

As of December 31, 2001, BMSBLC has a line of credit with three participating banks. The line of credit agreement provides for a maximum line of credit of $75,000,000 less the outstanding principal amount of the commercial paper and direct pay letter of credit obligation. The agreement bears interest at the prime rate or at the 30, 60, or 90 day LIBOR rate plus one and three-eighths percent. The interest rate index is determined by BMSBLC at the time funds are drawn. Interest is payable monthly and the agreement expires on June 28, 2002. BMSBLC is also required to pay a commitment fee equal to one-half of one percent per year on the unused amount of the loan commitment. The outstanding principal balance was $825,000 at December 31, 2001. There was no outstanding principal balance at December 31, 2000.

                           THE MIDDLETON DOLL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 12 - Short-Term Borrowings (cont.)
--------------------------------------------------------------------------------

The financial services' commercial paper and lines of credit are collateralized by a pool of loans with an outstanding balance of $45.5 million and $43.1 million and leased properties with net book value of approximately $33.3 million and $33.7 million as of December 31, 2001 and 2000, respectively

The Company has a line of credit agreement with one of its correspondent banks providing for a line of credit of $8,000,000 bearing interest at the prime rate. Interest is payable quarterly and the credit agreement expires on June 28, 2002. As of December 31, 2001 and 2000, the outstanding principal balance was $7,375,000 and $8,000,000. The credit agreement is collateralized by the stock of LMOD and BMSBLC and a loan with an outstanding balance of $2,500,000 as December 31, 2001 and 2000.

The line of credit agreements and the SWIB agreements described in Note 13 contain restrictions on BMSBLC's new indebtedness, acquisition of its common stock, return of capital dividends, past due loans, and realized losses on loans, and requires maintenance of collateral, minimum equity and loan to debt ratios. As of December 31, 2001, BMSBLC is in compliance with all such requirements.

--------------------------------------------------------------------------------
NOTE 13 - Long-Term Debt
--------------------------------------------------------------------------------

Long-term borrowings consist of the following at December 31:

                                                                      2001               2000
                                                               -----------------  -----------------
    Consumer Products:
    Capital lease                                              $          16,518  $          23,816

    Investment loan (See Note 4)                                               -            294,000

    Financial Services:
    Direct pay letter of credit obligation                             9,250,000         13,595,000
    State of Wisconsin Investment Board notes payable                 11,000,001         12,333,333
    Other borrowings                                                      62,317             68,210
                                                               ------------------ -----------------
                                                                      20,328,836         26,314,359
    Loan participations with repurchase
      options (See Note 7)                                            28,123,907         37,457,356
                                                               ------------------ -----------------
         Total long-term borrowings                            $      48,452,743  $      63,771,715
                                                               ================== =================

      Letter of Credit

BMSBLC has a Letter of Credit Agreement with one of its correspondent banks to support the issuance, reissuance and remarketing of industrial revenue bonds. The letter of credit expires on 2001 October 15, 2003 unless renewed. The promissory notes of the underlying obligors, which are classified as loans on the Company's balance sheet with an outstanding balance of $7.9 million and $12.1 million as of December 31, 2001 and 2000, respectively are used as collateral under the agreement. The interest rate changes weekly based upon the remarketing agent's lowest rate to permit the sale of the bonds. The outstanding principal balance of the letter of credit and the interest rate was $7,800,000 and 1.85% and $12,085,000 and 5.11% as of December 31, 2001 and 2000,
respectively.

BMSBLC entered into a Loan and Trust Agreement with the City of Franklin, Wisconsin and a correspondent bank. The agreement provides for a letter of credit to fund the issuance of industrial development revenue bonds secured by real estate with a fair market value of $1.8 million. The bonds mature on December 1, 2018 with interest payable monthly to the trustee. The interest rate changes weekly based upon the remarketing agent's lowest rate to permit the sale of the bonds. As of December 31, 2001 the interest rate was 1.80%. The outstanding principal balance was $1,450,000 and $1,510,000 at December 31, 2001 and 2000, respectively.

                           THE MIDDLETON DOLL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 13 - Long-Term Debt (cont.)
--------------------------------------------------------------------------------

      State of Wisconsin Investment Board

BMSBLC has a term note with the State of Wisconsin Investment Board (SWIB) which bears interest at a fixed rate of 9.05% per year through its maturity and is secured by specific loans with an outstanding balance of $4.5 million and $5.0 million as of December 31, 2001 and 2000, respectively. The note is payable in equal quarterly installments of $166,667 with a final payment of unpaid principal due November 7, 2006. At December 31, 2001 and 2000, the outstanding principal balance was $3,333,334 and $4,000,000, respectively.

In addition, BMSBLC has a term note with SWIB which bears interest at a fixed rate of 6.98% per year through its maturity and is secured by specific loans with an outstanding balance of $8.2 million and $8.0 million as of December 31, 2001 and 2000, respectively. The note is payable in equal quarterly installments of $166,667 with a final payment of unpaid principal due on June 1, 2013. At December 31, 2001 and 2000, the outstanding principal balance was $7,666,667 and $8,333,333, respectively.

The SWIB agreements and the line of credit agreements described in Note 12 contain restrictions on BMSBLC's new indebtedness, acquisition of its common stock, return of capital dividends, past due loans, and realized losses on loans, and requires maintenance of collateral, minimum equity and loan to debt ratios. As of December 31, 2001, BMSBLC is in compliance with all such requirements.

      Other Long-Term Debt

BMSBLC has a term note with the Milwaukee Economic Development Corporation which bears interest at a fixed rate of 6.00% per year through its maturity and is secured by a second mortgage on real estate. The note is payable in equal monthly installments of $819 with a final payment due on January 1, 2010. The outstanding principal balance was $62,317 and $68,210 at December 31, 2001 and 2000, respectively.

Expected annual maturities of long-term debt as of December 31, 2001 are as follows:

    2002                                           $        1,413,394
    2003                                                    9,212,624
    2004                                                    1,410,350
    2005                                                    1,410,783
    2006                                                    1,416,281
    Thereafter                                              5,465,404
                                                   ------------------
                                                   $       20,328,836
                                                   ==================

--------------------------------------------------------------------------------
NOTE 14 - Operating Leases
--------------------------------------------------------------------------------

The consumer products segment leases from third parties various buildings. The leases are classified as operating leases and the buildings are used as offices, warehouses and outlet stores for the storage, distribution and sale of Lee Middleton Original Dolls merchandise as well as for a variety of equipment. Lease expenses were approximately $580,000, $340,000, and $240,000 in 2001, 2000 and 1999, respectively.

At December 31, 2001, the future minimum lease payments for each of the five succeeding years and in the aggregate are as follows:

    2002                                          $          554,074
    2003                                                     557,035
    2004                                                     523,691
    2005                                                     492,788
    2006                                                     187,007
                                                  ------------------
                                                  $        2,314,595

                           THE MIDDLETON DOLL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 15 - Interest Rate Swaps
--------------------------------------------------------------------------------

The Company has entered into various interest rate swap agreements with other financial institutions to manage interest rate exposure. To the extent that the Company's variable-rate loans are funded with fixed-rate debt, the Company is subject to interest rate risk. The interest rate swap agreements are structured as hedges of specific fixed-rate debt whose terms are similar to the terms of the swap agreements. Under the terms of the swap agreements, the parties exchange interest payment streams calculated on the notional principal amount. The swap agreements are structured so that the Company pays a variable interest rate and receives a fixed rate based on various rate indexes.

In August of 2001 the Company entered into additional swap agreements to fix the interest rate spread of the existing interest rate swaps and fixed-rate debt. These swap agreements allow the Company to receive a fixed rate and pay a variable rate based on various rates indexes.

The Company may be susceptible to risk with respect to interest rate swap agreements to the extent of nonperformance by the financial institutions participating in the interest rate swap agreements. However, the Company does not anticipate nonperformance by these institutions.

The following table summarizes the interest rate swap agreements in effect at December 31, 2001.

                                                Variable Interest   Fixed Interest
  Notional          Company       Fair Value          Rate               Rate             Expiration
  Amount            Payment         Amount       (Paid) Received    Received (Paid)          Date       Rate Index
  ------            -------         ------       ---------------    ---------------          ----       ----------

$   16,908,000      Variable       704,523         (1.90875)%            5.725%            06/30/03        LIBOR
    16,908,000      Fixed         (333,698)         1.90875%            (4.160)%           06/30/03        LIBOR
     5,000,000      Variable       478,253         (2.02000)%            7.600%            03/10/05        LIBOR
     5,000,000      Fixed         (103,576)         2.02000%            (5.030)%           03/10/05        LIBOR
     3,125,000      Variable       185,338         (1.90875)%            6.500%            09/29/05        LIBOR
     3,125,000      Fixed          (55,110)         1.90875%            (5.010)%           09/29/05        LIBOR
    12,500,000      Variable     1,031,490         (2.03188)%            7.090%            09/05/06        LIBOR
    12,500,000      Fixed         (203,050)         2.03188%            (5.225)%           09/05/06        LIBOR

As a result of hedge arrangements, the Company recognized a reduction (increase) in interest expense of $692,169, $(49,734) and $711,006 during the years ended December 31, 2001, 2000 and 1999, respectively. In addition, the Company recognized a gain of $249,500 on the termination of two investment swaps during 2001.

--------------------------------------------------------------------------------
NOTE 16 - Mandatorily Redeemable Preferred Stock
--------------------------------------------------------------------------------

On October 20, 1993, the Company issued 690,000 shares of Adjustable Rate Cumulative Preferred Stock, Series A, in a public offering at $25 per share less an underwriting discount of $1.0625 per share and other issuance costs amounting to $295,221. The preferred stock is redeemable, in whole or in part at the option of the Company, on any dividend payment date during the period from July 1, 2001 to June 30, 2003 and from July 1, 2006 to June 30, 2008 at $25 per share plus accrued and unpaid dividends. Any shares of preferred stock not redeemed prior to July 1, 2008 are subject to mandatory redemption on that date by the Company at a price of $25 plus accrued dividends. Dividends on the preferred stock were paid quarterly at the annual rate of 7.625% through the dividend period ending June 30, 1998. The dividend rate was adjusted to an annual rate of 8.53% for the dividend period commencing July 1, 1998 and ending June 30, 2003. The next adjustment will be effective for the five year period commencing July 1, 2003. The adjusted dividend rate will reset at the five year treasury rate as of June 1 immediately preceding the adjustment date plus 300 basis points. As of December 31, 2001, the Company had repurchased 15,809 shares.

                           THE MIDDLETON DOLL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 17 - Retirement Plans
--------------------------------------------------------------------------------

LMOD has a qualified defined contribution plan for eligible employees. LMOD's contribution to the plan is at the discretion of LMOD's Board of Directors. Contributions were $9,849 and $10,832 in 2001 and 2000, respectively. LMOD did not contribute to the plan during the year ended December 31, 1999.

The Company provided a supplemental retirement benefit for an executive officer, which is included in the management fee expense, totaling $74,527, $63,680, and $55,412 for the years ended December 31, 2001, 2000 and 1999, respectively. These payments were made at the sole discretion of the independent members of the Board of Directors of the Company.

--------------------------------------------------------------------------------
NOTE 18 - Stockholders' Equity
--------------------------------------------------------------------------------

The Company has two stock option plans, the 1993 Stock Option Plan and the 1997 Stock Option Plan (the Plans). During 2000, the 1990 Stock Option Plan terminated. In accordance with the Plans' provisions, the exercise prices for stock options may not be less than the fair market value of the optioned stock at the date of grant. The exercise price of all options granted was equal to the market value of the stock on the date of the grant. Options may be exercised based on the vesting schedule outlined in each agreement. All of the options, except for the options granted under the 1997 Stock Option Plan, are "incentive stock options" as defined under Section 422 of the Code. Options granted under the 1997 Stock Option Plan are considered "non-qualified stock options" as defined by the Internal Revenue Code. All options must be exercised within ten years of the date of grant. There were no options granted in 2001, 2000 or 1999.

Activity is summarized in the following table:

                                                     2001                         2000                      1999
                                       ---------------------------- --------------------------- ----------------------------
                                                           Weighted                    Weighted                     Weighted
                                                           Average                     Average                       Average
                                              Shares         Price         Shares        Price         Shares         Price
                                       ---------------------------- --------------------------- ----------------------------
OUTSTANDING - Beginning of Year                214,445  $     10.37         226,457  $    10.21         205,870  $     11.23
    Options

      Cancelled or forfeited                         -            -         (12,012)       7.27               -            -

      Increase due to stock dividend                 -            -               -           -          20,587            -
                                       ---------------              ---------------             ---------------
OUTSTANDING - End of Year                      214,445        10.37         214,445       10.37         226,457        10.21
                                       ===============              ===============             ===============

Exercisable at year end                        211,145                      210,045                    216,953
Available for future grant at year end         105,555                      105,555                    172,601
Total reserved shares                          320,000                      320,000                    399,058

The following table summarizes information about Plan awards outstanding at December 31, 2001:

                                                  Options Outstanding                           Options Exercisable
                                  ------------------------------------------------------  ---------------------------------
                                                    Weighted Average       Weighted                            Weighted
                                                       Average              Average                            Average
                                     Number            Remaining           Exercise             Number         Exercise
        Exercise Price            Outstanding       Contractual Life         Price            Exercisable        Price
        --------------            -----------       ----------------         -----            -----------        -----

         $ 9.50-13.50               214,445             5.1 years        $      10.37           211,145       $    10.33

The Company applies APB Opinion 25 and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for its stock option awards.

                           THE MIDDLETON DOLL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 18 - Stockholders' Equity (cont.)
--------------------------------------------------------------------------------

FASB Statement 123 encourages a "fair value" based method of accounting for stock-based compensation plans. Had compensation cost for the Company's plan been determined based upon the fair value at the grant dates as prescribed by FASB Statement 123, the Company's proforma net income and earnings per share would be the same as reported due to no options being granted in 2001, 2000 and 1999 and all proforma compensation being recognized in the year of granting.


A reconciliation of the numerators and the denominators of earnings per share and earnings per share assuming dilution are:

                                                                                                     Per Share
                                                                 Income             Shares             Amount
                                                           ------------------  -----------------  -----------------
    2001
         Earnings per share                                $        1,644,926          3,727,589  $            0.44
                                                                                                  =================
         Effect of options                                                                     -
                                                                               -----------------
         Earnings per share - assuming dilution            $        1,644,926          3,727,589  $            0.44
                                                           ==================  ================== =================
    2000
         Earnings per share                                $        4,264,396          3,832,769  $            1.11
                                                                                                  =================
         Effect of options                                                                     -
                                                                               -----------------
         Earnings per share - assuming dilution            $        4,264,396          3,832,769  $            1.11
                                                           ==================  ================== =================
    1999
         Earnings per share                                $        5,476,327          4,012,264  $            1.36
                                                                                                  =================
         Effect of options                                                                 2,790
                                                                               -----------------
         Earnings per share - assuming dilution            $        5,476,327          4,015,054  $            1.36
                                                           ==================  ================== =================

--------------------------------------------------------------------------------
NOTE 19 - Income Taxes
--------------------------------------------------------------------------------

Consumer Products:

The provision for income taxes included in the accompanying consolidated financial statements consists of the following components at December 31:

                                                                     2001                2000               1999
                                                              -----------------   -----------------  -----------------
    Current Taxes (Benefit)
         Federal                                              $        (176,831)  $         965,735  $         913,418
         State                                                                -             165,481            138,600
                                                              -------------------------------------- -----------------
                                                                       (176,831)          1,131,216          1,052,018
                                                              ------------------  ------------------ -----------------

    Deferred Income Taxes (Benefit)
         Federal                                                       (230,584)           (165,328)          (100,000)

         State                                                          (73,880)            (26,930)                 -
                                                              ------------------  ------------------ -----------------
                                                                       (304,464)           (192,258)          (100,000)
                                                              ------------------  ------------------ -----------------
         Total Provision for Income Taxes (Benefit)           $        (481,295)  $         938,958  $         952,018
                                                              ==================  ================== =================

                           THE MIDDLETON DOLL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 19 - Income Taxes (cont.)
--------------------------------------------------------------------------------

Tax expense is calculated on net income before the elimination of intercompany expenses and, at the present time, is attributable only to LMOD income as License Products has a net operating loss carryforward to offset its current net income. A reconciliation of consumer products income before taxes to income subject to taxes is as follows:

                                                         2001                2000               1999
                                                  -----------------   ----------------   ----------------
    Income before taxes                           $          61,431   $      4,888,682   $      4,662,218
    Less intercompany eliminations                       (1,240,490)        (1,753,812)        (1,644,609)
                                                  ------------------  ------------------ ----------------
    Income subject to taxes                       $      (1,179,059)  $      3,134,870   $      3,017,609
                                                  ==================  ================== =================

A reconciliation of statutory federal income taxes based upon income before taxes to the provision for federal and state income taxes for consumer products for the period, as summarized previously, is as follows:

                                                                  2001         2000         1999
                                                              ----------   ----------   ----------
    Reconciliation of statutory to effective rates
      Federal income taxes at statutory rate                      (34.0)%        34.0%        34.0%
          Adjustments for
             State taxes                                           (4.4)          4.4          4.6
             Underaccrual of taxes                                     -        (5.4)        (4.2)
             Other - net                                           (2.4)        (3.0)        (3.0)
                                                              ----------   ----------   ----------
    Effective Income Taxes - Operations                           (40.8)%        30.0%        31.4%
                                                              ==========   ==========   ==========

The net deferred tax assets in the accompanying consolidated balance sheets include the following amounts of deferred tax assets and liabilities at December 31:

                                                          2001               2000
                                                   -----------------  -----------------
    Deferred Tax Assets:
         Depreciation                              $         100,134  $          99,613
         Accrued expenses and reserves                       616,588            323,245
         Net operating loss carryforwards                  1,005,000          1,125,500
    Deferred Tax Liabilities:

         Other                                                     -            (10,600)
    Valuation allowance                                   (1,005,000)        (1,125,500)
                                                   ------------------ -----------------
                                                   $         716,722  $         412,258
                                                   ================== =================

The valuation allowance represents net operating loss carryforwards at License Products for which utilization is uncertain. Management believes it is more likely than not that the balance of the deferred tax assets will be fully realized.

Financial Services:

The Company and its subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders. During 2001, the Company took advantage of a provision in the tax law that allows a REIT to retain any capital gains on sale of real estate properties and pay the corresponding tax on the gains. Gains on sale of leased properties totaled $150,979 and the corresponding tax paid by the company was $64,970. There was no tax expense for years ending December 31, 2000 and 1999.

                           THE MIDDLETON DOLL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 20 - Distributions
--------------------------------------------------------------------------------

For the years ended December 31, 2001, 2000 and 1999, the Company's Board of Directors has declared the following common stock distributions:

                                                                                   2001          2000          1999
                                                                              ------------  ------------  ------------
      Total common stock distributions                                        $  2,439,924  $  2,517,199  $  6,027,790

          Common stock distributions per share (tax basis)
             Ordinary income                                                  $       0.65  $       0.65  $       0.63
             Capital gains                                                    $          -  $          -  $       0.13
             Nontaxable                                                       $          -  $          -  $       0.73
                                                                              ------------  ------------  ------------
      Total common stock distributions declared per share                     $       0.65  $       0.65  $       1.49
                                                                              ============  ============  ============

      Distribution in cash                                                    $       0.65  $       0.65  $       0.76
                                                                              ============  ============  ============
      Distribution in stock (10%)                                             $          -  $          -  $       0.73
                                                                              ============  ============  ============

1999 amounts reflect the 10% stock dividend paid on December 31, 1999.

                           THE MIDDLETON DOLL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 21 - Fair Value of Financial Instruments
--------------------------------------------------------------------------------

The estimated fair values of financial instruments at December 31, 2001 and 2000 are as follows:

                                                                 2001                                   2000
                                                 -------------------------------------  ------------------------------------
                                                                       Estimated Fair                       Estimated Fair
                                                  Carrying Amount          Value         Carrying Amount         Value
                                                 ------------------ ------------------  ------------------ -----------------
FINANCIAL ASSETS
    Cash and cash equivalents                    $          910,773 $          910,773  $          713,695 $         713,695
                                                 ================== ==================  ================== =================
    Accounts receivable                          $        3,954,444 $        3,954,444  $        3,886,502 $       3,886,502
                                                 ================== ==================  ================== =================
    Inventory                                    $        6,770,765 $        6,770,765  $        7,106,074 $       7,106,074
                                                 ================== ==================  ================== =================
    Interest receivable                          $          431,284 $          431,284  $          772,904 $         772,904
                                                 ================== ==================  ================== =================
    Rent receivable                              $          136,939 $          136,939  $          296,454 $         296,454
                                                 ================== ==================  ================== =================
    Variable rate loans                          $       87,495,713 $       87,495,713  $       96,488,180 $      96,488,180
                                                 ================== ==================  ================== =================
    Fixed rate loans                             $       12,344,622 $       13,100,808  $       15,403,090 $      15,024,900
                                                 ================== ==================  ================== =================
    Leased properties                            $       34,876,486 $       38,504,300  $       35,420,308 $      38,491,698
                                                 ================== ==================  ================== =================
    Interest rate swaps                          $        1,704,170 $        1,704,170  $                - $       (954,319)
                                                 ================== ==================  ====================================
FINANCIAL LIABILITIES
    Short-term borrowings                        $       74,406,903 $       74,406,903  $       70,522,791 $      70,522,791
                                                 ================== ==================  ================== =================
    Accounts payable                             $          794,179 $          794,179  $          901,340 $         901,340
                                                 ================== ==================  ================== =================
    Variable rate long-term debt                 $       22,355,590 $       22,355,590  $       32,887,050 $      32,887,050
                                                 ================== ==================  ================== =================
    Fixed rate long-term debt
      Practicable to estimate fair value         $       11,062,318 $       11,237,480  $       12,401,543 $      12,502,139
                                                 ================== ==================  ================== =================
                                                                                                           $
      Not practicable                            $       15,034,835 $                -  $       18,483,122 -
                                                 ================== ====================================== =
    Redeemable preferred stock                   $       16,854,775 $       12,405,114  $       16,854,775 $      12,219,712
                                                 ================== ==================  ================== =================


The estimated fair value of fee income on letters of credit at December 31, 2001 and 2000 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2001 and 2000.

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, fair values of the Company's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to repay in a falling rate environment.

The Company has loan participations with repurchase options. The underlying loans have various maturities and principal reductions which makes it impracticable to measure the fair value.

                           THE MIDDLETON DOLL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 22 - Quarterly Financial Information (Unaudited)
--------------------------------------------------------------------------------

                                                         Quarters Ended (in thousands, except per share data)
                                                         ----------------------------------------------------

                                                            3/31/01      6/30/01     9/30/01     12/31/01
                                                            -------      -------     -------     --------
Total revenues                                               $10,168     $ 8,837     $ 9,329     $11,269
Net operating income before income taxes and
   minority interest                                         $ 1,108     $   256     $   888     $   516
Net income available to common shareholders                  $   627     $   240     $   524     $   254
Basic earnings per share                                     $  0.17     $  0.06     $  0.14     $  0.07
Diluted earnings per share                                   $  0.17     $  0.06     $  0.14     $  0.07


                                                            3/31/00      6/30/00     9/30/00     12/31/00
                                                            -------      -------     -------     --------

Total revenues                                               $ 9,756     $ 8,786     $11,243     $13,449
Net operating income before income taxes and
   minority interest                                         $ 1,695     $   870     $ 1,307     $ 2,832
Net income available to common shareholders                  $ 1,048     $   674     $   667     $ 1,875
Basic earnings per share                                     $  0.27     $  0.18     $  0.18     $  0.48
Diluted earnings per share                                   $  0.27     $  0.18     $  0.18     $  0.48


                           THE MIDDLETON DOLL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 23 - The Middleton Doll Company (Parent Company Only) Financial Information
--------------------------------------------------------------------------------

                            CONDENSED BALANCE SHEETS

                                                                            December 31,
                                                               -------------------------------------
                                                                       2001               2000
                                                               ------------------ ------------------
ASSETS
   Cash                                                        $              472 $            4,379
   Interest receivable                                                     29,162             62,265
   Loans                                                                7,058,689          7,585,562
   Investment in BMSBLC                                                25,903,498         24,507,467
   Investment in other subsidiaries                                     5,357,316          6,121,682
   Property and equipment                                                 141,340            229,527
   Other assets                                                            67,521             93,646
   Investments in swap contracts at fair value                            370,825                  -
                                                               ------------------ ------------------

          TOTAL ASSETS                                         $       38,928,823 $       38,604,528
                                                               ================== ==================

LIABILITIES, PREFERRED STOCK AND
  SHAREHOLDERS' EQUITY

LIABILITIES
   Note payable                                                $        7,375,000 $        8,000,000
   Other liabilities                                                       57,031             16,908
                                                               ------------------ ------------------
       Total Liabilities                                                7,432,031          8,016,908
                                                               ------------------ ------------------

PREFERRED STOCK, net of treasury stock                                 16,854,775         16,854,775

SHAREHOLDERS' EQUITY                                                   14,642,017         13,732,845
                                                               ------------------ ------------------

          TOTAL LIABILITIES, PREFERRED STOCK AND
           SHAREHOLDERS' EQUITY                                $       38,928,823 $       38,604,528
                                                               ================== ==================

                           THE MIDDLETON DOLL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 23 - The Middleton Doll Company (Parent Company Only) Financial Information (cont.)
--------------------------------------------------------------------------------

                         CONDENSED STATEMENTS OF INCOME

                                                                                      Years Ended December 31,
                                                                      ----------------------------------------------------
                                                                              2001             2000              1999
                                                                      ----------------- ---------------- -----------------
REVENUES
   Interest on loans                                                  $         769,254 $      1,189,589 $       1,000,596
   Equity in income of BMSBLC                                                 3,737,054        3,335,879         4,341,967
   Equity in income of other subsidiaries                                     (772,087)        2,077,986         2,065,616
   Other income                                                                  58,017           60,907           103,963
                                                                      ----------------- ---------------- -----------------
       Total Income                                                           3,792,238        6,664,361         7,512,142
                                                                      ----------------- ---------------- -----------------
EXPENSES
   Interest expense                                                             379,885          772,741           327,128
   Depreciation expense                                                          88,187           92,839            99,951
   Other operating expenses                                                     214,043           83,530           130,854
   Minority interest in earnings of subsidiaries                                (7,721)           20,780            19,155
                                                                      ----------------- ---------------- -----------------
       Total Expenses                                                           674,394          969,890           577,088
                                                                      ----------------- ---------------- -----------------

Net Income                                                                    3,117,844        5,694,471         6,935,054
   Preferred Stock dividend                                                   1,437,713        1,394,874         1,438,992
                                                                      ----------------- ---------------- -----------------

       NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS                   $       1,680,131 $      4,299,597 $       5,496,062
                                                                      ================= ================ =================

                           THE MIDDLETON DOLL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 23 - The Middleton Doll Company (Parent Company Only) Financial Information (cont.)
--------------------------------------------------------------------------------

                        CONDENSED STATEMENTS OF CASH FLOW



                                                                    Years Ended December 31,
                                                          ---------------------------------------------
                                                              2001             2000            1999
                                                          -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income available for common shareholders          $ 3,117,844      $ 5,694,471      $ 6,935,054
    Adjustments to reconcile net income available
      for common shareholders to net cash flows
      from operating activities

        Depreciation                                           88,187             --               --
        Equity in subsidiaries' earnings                   (2,972,688)      (5,393,085)      (6,386,927)
        Dividends from subsidiaries                         3,674,368        5,744,036        2,652,471
        Other                                                    --           (422,802)       1,373,454
        Net change in

           Interest receivable                                 33,103             --               --

           Other assets                                        26,125             --               --

           Other liabilities                                   40,123             --               --
                                                          -----------      -----------      -----------
        Net Cash Flows from Operating Activities            4,007,062        5,622,620        4,574,052
                                                          -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net principal payments received (loans made)              526,873       (2,529,476)         143,585
    Other                                                        --               --            (48,376)
                                                          -----------      -----------      -----------
        Net Cash Flows from Investing Activities              526,873       (2,529,476)          95,209
                                                          -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Net proceeds from (payments on) notes payable            (625,000)       3,000,000             --
    Preferred stock dividend paid                          (1,437,713)      (1,448,124)      (1,438,992)
    Common stock dividend paid                             (2,475,129)      (2,552,400)      (3,067,560)
    Repurchase of common stock                                   --         (2,092,764)        (186,640)
                                                          -----------      -----------      -----------
        Net Cash Flows from Financing Activities           (4,537,842)      (3,093,288)      (4,693,192)
                                                          -----------      -----------      -----------

           Net Change in Cash and Cash Equivalents             (3,907)            (144)         (23,931)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                   4,379            4,523           28,454
                                                          -----------      -----------      -----------

    CASH AND CASH EQUIVALENTS - END OF YEAR               $       472      $     4,379      $     4,523
                                                          ===========      ===========      ===========


Schedule I
Condensed Financial Information of Registrant
(Refer to footnote 24 of the financial statements)


Schedule II
Valuation and Qualifying Accounts

Changes in the reserves deducted from assets in the consolidated balance sheet other than accumulated depreciation for the years ended December 31, 2001, December 31, 2000 and December 31, 1999 are as follows:

                                        Balance at       Charged                           Balance
                                        beginning          to                              at end
                                        of period        expense        Deductions        of period
                                       -------------   ------------    --------------    ------------
Reserve for loan and rent losses:
Year ended:
   December 31, 2001                      $ 150,000              -                 -       $ 150,000
   December 31, 2000                      $ 150,000              -                 -       $ 150,000
   December 31, 1999                      $       -        150,000                 -       $ 150,000

Reserve for doubtful accounts:
Year ended:
   December 31, 2001                      $ 120,639        390,845          (185,095)      $ 326,389
   December 31, 2000                      $ 129,280         15,400           (24,041)      $ 120,639
   December 31, 1999                      $  75,557        234,400          (180,677)      $ 129,280

Inventory reserve:
Year ended:
   December 31, 2001                      $ 189,811        372,401          (278,872)      $ 283,340
   December 31, 2000                      $ 235,568        305,823          (351,580)      $ 189,811
   December 31, 1999                      $ 466,661        129,421          (360,514)      $ 235,568

Schedule IV
Mortgage Loans on Real Estate

                                                                                                                  Principal
                                                                                                                    amount
                                                                                                   Carrying        of loans
                                                                                                    Amount        subject to
                                                                                     Face             of          delinquent
                                            Final       Periodic                    Amount        Mortgages       Principal
                             Interest      Maturity      Payment      Prior           of            as of             or
      Description              Rate          Date         Terms       Liens       Mortgages       12/31/2001       Interest (1)
------------------------    -----------  ------------- ------------ -----------  ------------- ----------------- --------------
Commercial
   First Mortgage            3.48% to     1/1/02 to        N/A         N/A           N/A             88,215,872       201,092
                              9.75%       01/01/2015
   Second Mortgage           3.86% to     1/1/02 to        N/A         N/A           N/A              4,930,675        61,884
                              12.00%      01/01/2007
   Third Mortgage            4.75% to     1/1/02 to        N/A         N/A           N/A              1,548,848
                              12.00%      02/01/2005
                                                                                               -----------------
Total Commercial                                                                                     94,695,395

All others              (2)    N/A           N/A           N/A         N/A           N/A              5,144,940       217,502
                                                                                               -----------------

Total loans                                                                                        $ 99,840,335
                                                                                               =================

(1)      Delinquent is defined as ninety days or more past due.
(2)      This category includes all non-mortgage loans on the balance sheet.


                                                 For the Years Ended December 31,
                                        ---------------------------------------------------------
                                              2001                2000                1999
                                        -----------------   -----------------   -----------------

Loans on balance sheet,
   Beginning of period                     $ 112,041,270       $ 114,001,648       $ 116,381,936
   Additions during the period
      Loans made                              26,047,051          83,420,989          76,152,875
      Loans purchased                                  -                   -                   -

   Deductions during period
      Principal collected on loans            38,247,986          85,381,367          78,533,163
      Principal charged off                            -                   -                   -
                                        -----------------   -----------------   -----------------
Loans on balance sheet,
   end of period                            $ 99,840,335       $ 112,041,270       $ 114,001,648
                                        =================   =================   =================

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

Item 11.     Executive Compensation

       Pursuant to Instruction G, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 2002 annual meeting of shareholders under the caption "Board of Directors" and "Executive Compensation"; provided however, that the subsection entitled "Executive Compensation - Compensation Committee Report" shall not be deemed to be incorporated herein by reference. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the Company's year end.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

       Pursuant to Instruction G, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 2002 annual meeting of shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management". The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the Company's year end.

Item 13.     Certain Relationships and Related Transactions

       Pursuant to Instruction G, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 2002 annual meeting of shareholders under the caption "Related Party Transactions". The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the Company's year end.


Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

       1.     Exhibits

              Reference is made to the separate exhibit index contained on page 52 through 53 hereof.

       2.     Financial Statements and Financial Statement Schedules

              Reference is made to the separate index in Item 8 of this Annual Report on Form 10-K with respect to the financial statements and schedules filed herewith.

       3.     Reports on Form 8-K

              None.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2002.

                                   THE MIDDLETON DOLL COMPANY

                                   By:/s/   George R. Schonath
                                   --------------------------------------------
                                   George R. Schonath,
                                   President and Chief Executive Officer

       In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2002.

              Signature                                     Title


/s/   George R. Schonath                  President and Chief Executive Officer
----------------------------------
George R. Schonath                        (Principal Financial Officer)


/s/   Susan J. Hauke                      Vice President Finance
----------------------------------
Susan J. Hauke                            (Principal Accounting Officer)


/s/   Salvatore L. Bando                  Director
----------------------------------
Salvatore L. Bando


/s/   Robert A. Cooper                    Director
----------------------------------
Robert A. Cooper


/s/   Peter A. Fischer                    Director
----------------------------------
Peter A. Fischer


/s/   David A. Geraldson, Sr.             Director
----------------------------------
David A. Geraldson, Sr.

                                INDEX TO EXHIBITS

   Exhibit No.             Exhibit Description

       3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarterly period ended March 31, 1997).

       3.2 Amendment to Articles of Incorporation, changing name to "The Middleton Doll Company" (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarterly period ended June 30,
              2001).

       3.3 By-laws (incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q for the quarterly period ended March 31, 1997).

       4.1 Instruments defining the Rights of Security Holders (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarterly period ended March 31, 1997).

       4.2 Amended and Restated Credit Agreement dated April 30, 1999, by and among Bando McGlocklin Small Business Lending Corporation, Firstar Bank Milwaukee, N.A., as agent, and the Financial Institutions parties thereto (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended March 31,
              1999).

       4.3 First Amendment to Amended and Restated Credit Agreement between Bando McGlocklin Small Business Lending Corporation and Firstar Bank, as agent for the Lenders, dated February 28, 2000 (incorporated by reference to Exhibit 4.3 to the Company's Form 10-K for the year ended December 31, 2000).

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

       4.6 Fourth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and Firstar Bank, N.A., as agent for the Lenders, dated June 29, 2001(incorporated by reference to Exhibit 4.2 to the Company's Form 10-Q for the quarterly period ended June 30, 2001).

       4.7 Credit Agreement dated April 30, 1998, between Bando McGlocklin Capital Corporation and Firstar Bank Milwaukee, N.A., (incorporated by reference to Exhibit 4.5 to the Company's Form 10-Q for the quarterly period ended June 30, 1998).

       4.8 First Amendment to Credit Agreement dated June 16, 1998, amends and supplements that certain Credit Agreement dated April 30, 1998, between Bando McGlocklin Capital Corporation and Firstar Bank Milwaukee, N.A., (incorporated by reference to Exhibit 4.6 to the Company's Form 10-Q for the quarterly period ended June 30,
              1998).

       4.9 Second Amendment to Credit Agreement dated April 30, 1999, amends and supplements that certain Credit Agreement dated April 30, 1998, between Bando McGlocklin Capital Corporation and Firstar Bank Milwaukee, N.A., (incorporated by reference to Exhibit 4.6 to the Company's Form 10-Q for the quarterly period ended June 30,
              1999).

       4.10 Third Amendment to Credit Agreement between Bando McGlocklin Capital Corporation and Firstar Bank, dated April 28, 2000 (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended June 30, 2000).

   Exhibit No.             Exhibit Description

       4.11 Fourth Amendment to Credit Agreement between Bando McGlocklin Capital Corporation and Firstar Bank, dated June 30, 2000 (incorporated by reference to Exhibit 4.2 to the Company's Form 10-Q for the quarterly period ended June 30, 2000).

       4.12 Fifth Amendment to Credit Agreement between The Middleton Doll Company (formerly Bando McGlocklin Capital Corporation) and Firstar Bank, dated June 29, 2001 (incorporated by reference to
              Exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended June 30, 2001).

       4.13 Loan Participation Certificate and Agreement dated May 1, 1997, by and between Bando McGlocklin Small Business Lending Corporation and Security Bank SSB (incorporated by reference to Exhibit 10 to the Company's Form 10-Q for the quarterly period ended June 30,
              1997).

       4.14 Master Note Purchase Agreement dated January 1, 1997, between the State of Wisconsin Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital Corporation (incorporated by reference to Exhibit 4.7 to the Company's Form 10-Q for the quarterly period ended March 31,
              1997).

       4.15 First Amendment to Master Note Purchase Agreement dated June 1, 1998, by and among the State of Wisconsin Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital Corporation (incorporated by reference to Exhibit 4.2 to the Company's Form 10-Q for the quarterly period ended June 30,
              1998).

       4.16 Third Amended and Restated Credit Agreement dated June 1, 1998, by and among State of Wisconsin Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital Corporation (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1998).

       4.17 Trust Indenture between Bando McGlocklin Small Business Lending Corporation and Firstar Bank, National Association, as trustee, dated March 1, 2000 (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended March 31,
              2000).

       10.1* Bando McGlocklin Capital Corporation 1990 Incentive Stock Option Plan (incorporated by reference to Exhibit 7.4 to the Company's Form N-5 Registration Statement, Registration No. 33-51406).

       10.2* Bando McGlocklin Capital Corporation 1993 Incentive Stock Option Plan (incorporated by reference to Exhibit (i)(6) to the Company's Pre-Effective Amendment No. 1 to Form N-2 Registration Statement, Registration No. 33-66258).

       10.3* Bando McGlocklin Capital Corporation 1997 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended March 31, 1997).

       10.4 Amended and Restated Management Services and Allocation of Expenses Agreement, dated May 9, 2001, by and between InvestorsBank, The Middleton Doll Company and Bando McGlocklin Small Business Lending Corporation (incorporated by reference to
              Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 2001).

       21     List of subsidiaries of The Middleton Doll Company.

-------------------
       *      Represents a management compensatory plan or arrangement.