Form 10-Q
period 2002-03-31
MIDDLETON DOLL CO
filed 2002-05-14
CIK 723209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

                                       or

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

                           Yes       X               No       ___
                                   -----

On May 14, 2002, there were 3,727,589 shares outstanding of the Registrant's common stock, 6-2/3 cents par value.

                           THE MIDDLETON DOLL COMPANY
                                 FORM 10-Q INDEX


PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2002 (Unaudited) and
         December 31, 2001  .  . . . . . . . . . . . . . . . . . . . . . .   3

         Consolidated Statements of Operations - For the Three Months
         Ended March 31, 2002 and 2001 (Unaudited) . . . . . . . . . . . .   5

         Consolidated Statement of Changes in Shareholders' Equity -
         For the Three Months Ended March 31, 2002 and 2001 (Unaudited)  .   7

         Consolidated Statements of Cash Flows - For the Three Months
         Ended March 31, 2002 and 2001 (Unaudited) . . . . . . . . . . . .   8

         Notes to the Consolidated Financial Statements (Unaudited)  . . .   9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . . .  11

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . .  16

         Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . .  16

         Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . .  16

         Item 4.  Submission of Matters to a Vote of Security Holders  . .  16

         Item 5.  Other Information . . . . . . . . . . . . . .. . . . . .  16

         Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  16

         Signatures  .  .  . . . . . . . . . . . . . . . . . . . . . . . .  17

         Exhibit  Index  .  .  . . . . . . . . . . . . . . . . . . . . . .  18

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                          March 31, 2002    December 31, 2001
                                                         ----------------   -----------------
                                                           (Unaudited)
ASSETS
Consumer Products
Cash                                                       $  1,299,444      $    681,267
Accounts receivable, net of allowance of
   $307,125 and $326,389 as of March 31, 2002
   and December 31, 2001, respectively                        2,514,588         3,954,444
Inventory                                                     6,360,086         6,093,822
Prepaid inventory                                               180,935           676,943
Prepaid corporate taxes                                         842,228           798,262
Other prepaid expenses                                          568,046           296,065
                                                           ------------      ------------
   Total current assets                                      11,765,327        12,500,803
Property and equipment, net of accumulated
   depreciation of $2,432,689 and $2,240,331 as of
   March 31, 2002 and December 31, 2001, respectively         4,191,131         4,150,695
Loan                                                               --             621,968
Prepaid expenses and other assets                               757,472           725,432
Licensing agreement, net of accumulated                         541,666           666,666
   amortization of $1,958,334 and $1,833,334
   as of March 31, 2002 and December 31, 2001,
   respectively
Goodwill, net of accumulated amortization of
   $113,608 as of March 31, 2002 and
   December 31, 2001, respectively                              506,145           506,145
                                                           ------------      ------------
   Total Consumer Products Assets                            17,761,741        19,171,709
                                                           ------------      ------------

Financial Services
Cash                                                            568,301           229,506
Interest receivable                                             460,211           431,284
Rent receivable, net of allowance of $150,000
   as of March 31, 2002 and December 31, 2001                   203,605           136,939
Loans                                                        90,588,017        99,218,367
Leased properties:
   Buildings, net of accumulated depreciation of
   $2,173,291 and $1,976,037 as of March 31,
   2002 and December 31, 2001, respectively                  30,133,663        30,375,142
   Land                                                       4,545,569         4,501,344
                                                           ------------      ------------
      Total leased properties                                34,679,232        34,876,486
Property and equipment, net of accumulated
   depreciation of $628,238 and $610,192 as of
   March 31, 2002 and December 31, 2001, respectively           123,293           141,340
Investment in swap contracts at fair value                    1,546,646         1,704,170
Other assets                                                  1,312,938         1,356,617
                                                           ------------      ------------
   Total Financial Services Assets                          129,482,243       138,094,709
                                                           ------------      ------------

   Total Assets                                            $147,243,984      $157,266,418
                                                           ============      ============


                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                                                March 31, 2002     December 31, 2001
                                                               ----------------    -----------------
LIABILITIES, MINORITY INTEREST,                                   (Unaudited)
PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Consumer Products
Short-term borrowings                                           $   3,100,000       $   3,400,000
Accounts payable                                                      867,908             794,179
Accrued salaries                                                      161,479             217,078
Accrued liabilities                                                   548,941             753,826
                                                                -------------       -------------
   Total current liabilities                                        4,678,328           5,165,083
Long-term debt                                                         14,465              16,518
                                                                -------------       -------------
   Total Consumer Products Liabilities                              4,692,793           5,181,601
                                                                -------------       -------------

Financial Services
Commercial paper                                                   60,437,125          62,806,903
Lines of credit                                                     7,415,000           8,200,000
Direct pay letter of credit obligation                              9,160,000           9,250,000
State of Wisconsin Investment Board notes payble                   10,666,667          11,000,001
Loan participations with repurchase options                        22,497,485          28,123,907
Other borrowings                                                       60,775              62,317
Accrued liabilities                                                 1,511,385           1,484,405
                                                                -------------       -------------
   Total Financial Services Liabilities                           111,748,437         120,927,533
                                                                -------------       -------------

Minority Interest and Preferred Stock
Minority interest in subsidiaries                                     267,170             255,260
Redeemable Preferred stock, 1 cent par value,
   3,000,000 shares authorized, 690,000 shares issued              17,250,000          17,250,000
Redeemable Preferred Treasury stock 15,809 shares, at cost           (395,225)           (395,225)

Shareholders' Equity
Common stock, 6 2/3 cents par value,
   15,000,000 shares authorized, 4,401,599 shares issued              293,441             293,441
Additional paid-in capital                                         16,604,744          16,604,744
Retained earnings                                                   1,961,900           2,170,816
Treasury stock, 674,010 shares, at cost                            (6,725,922)         (6,725,922)
Accumulated other comprehensive income                              1,546,646           1,704,170
                                                                -------------       -------------
   Total Shareholders' Equity                                      13,680,809          14,047,249
                                                                -------------       -------------

   Total Liabilities, Minority Interest,
   Preferred Stock and Shareholders' Equity                     $ 147,243,984       $ 157,266,418
                                                                =============       =============

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the Three Months
                                                      Ended March 31,
                                                      ---------------
                                                    2002              2001
                                                -------------     --------------
Consumer Products
Net sales                                        $ 5,584,106       $ 6,758,223
Cost of goods sold                                 3,141,995         3,389,195
                                                 -----------       -----------
Gross profit                                       2,442,111         3,369,028

Operating expenses
   Sales and marketing                             1,161,678         1,129,338
   New product development                           225,536           239,460
   General and administrative                      1,127,987         1,249,792
                                                 -----------       -----------
      Total operating expenses                     2,515,201         2,618,590

Net operating income (loss)                          (73,090)          750,438

Other income (expenses)
   Interest expense                                  (42,814)          (41,288)
   Other income, net                                   7,455             7,540
                                                 -----------       -----------
      Net other expenses                             (35,359)          (33,748)

Income (loss) before income taxes, minority
   interest and intercompany charges                (108,449)          716,690
Income tax benefit (expense)                          43,380          (286,676)
Minority interest in earnings
   of subsidiaries                                   (11,910)          (24,452)
                                                 -----------       -----------
Income (Loss) Before Intercompany Charges
   - Consumer Products                               (76,979)          405,562
                                                 -----------       -----------

Financial Services
Revenues
   Interest on loans                               1,369,183         2,319,575
   Rental income                                     976,176           962,905
   Gain on sale of leased properties                     893              --
   Other income                                      135,350           127,687
                                                 -----------       -----------
      Total revenues                               2,481,602         3,410,167
                                                 -----------       -----------

Expenses
   Interest expense                                1,035,721         2,357,466
   Depreciation expense                              216,193           221,087
   Management fee expense                            261,007           241,365
   Other operating expenses                          206,092           198,661
                                                 -----------       -----------
      Total expenses                               1,719,013         3,018,579
                                                 -----------       -----------

Income Before Intercompany Charges
   - Financial Services                          $   762,589       $   391,588
                                                 -----------       -----------

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
                                   (Unaudited)


                                                   For the Three Months
                                                      Ended March 31,
                                                      ---------------
                                                    2002              2001
                                                -------------     --------------
Total Company

Income (loss) before income taxes,
minority interest and intercompany activity
   Consumer products                              $  (108,449)      $   716,690
   Financial services                                 762,589           391,588
                                                  -----------       -----------
      Total company                                   654,140         1,108,278
Income tax benefit (expense)                          118,264           (97,544)
Minority interest in earnings of
   subsidiaries                                       (11,910)          (24,452)
                                                  -----------       -----------

Net income                                            760,494           986,282
Preferred stock dividends                            (359,428)         (359,428)
                                                  -----------       -----------
Net income available to common
   shareholders                                   $   401,066       $   626,854
                                                  ===========       ===========

Basic Earnings Per Common Share                   $      0.11       $      0.17
                                                  ===========       ===========

Diluted Earnings Per Common Share                 $      0.11       $      0.17
                                                  ===========       ===========

Weighted average shares
   outstanding (diluted)                            3,727,589         3,727,589
                                                  ===========       ===========

Segment Reconciliation

Consumer Products
   Income (loss) before intercompany charges      $   (76,979)      $   405,562
   Interest/rental expense to parent                 (182,113)         (412,260)
   Management fees to parent                         (103,858)         (102,419)
   Applicable income tax benefit related to
      intercompany charges and other items             74,884           189,132
                                                  -----------       -----------
Total segment net income (loss)                      (288,066)           80,015

Financial Services
   Income before intercompany revenue                 762,589           391,588
   Interest/rental income from subsidiary             182,113           412,260
   Management fees from subsidiary                    103,858           102,419
                                                  -----------       -----------
Total segment net income                            1,048,560           906,267

Net Income                                        $   760,494       $   986,282
                                                  ===========       ===========

                                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                   (Unaudited)
                                                                                                 Accumulated
                                                 Additional                        Common           Other
                                   Common         Paid-In         Retained        Treasury       Comprehensive
                                   Stock          Capital         Earnings          Stock           Income           Total
                              -------------    -------------   -------------    -------------    -------------    ------------

BALANCES,
December 31, 2000              $    293,441    $ 16,604,744    $  2,965,814     $ (6,725,922)    $       --       $ 13,138,077
                                                                                                                  ------------

Comprehensive income
   Net income three months
      ended March 31, 2001             --              --           986,282             --               --            986,282
   Change in fair market
     value of interest rate
     swap agreement                    --              --              --               --          1,951,696        1,951,696
                                                                                                                  ------------
Total Comprehensive
   Income                                                                                                            2,937,978
                                                                                                                  ------------
Cash dividends on
   preferred stock                     --              --          (359,428)            --               --           (359,428)
Cash dividends on
   common stock                        --              --          (609,982)            --               --           (609,982)
                               ------------    ------------    ------------     ------------     ------------     ------------

BALANCES,
March 31, 2001                 $    293,441    $ 16,604,744    $  2,982,686     $ (6,725,922)    $  1,951,696     $ 15,106,645
                               ============    ============    ============     ============     ============     ============


BALANCES,
December 31, 2001              $    293,441    $ 16,604,744    $  2,170,816     $ (6,725,922)    $  1,704,170     $ 14,047,249
                                                                                                                  ------------

Comprehensive income
   Net income three months
      ended March 31, 2002             --              --           760,494             --               --            760,494
   Change in fair market
     value of interest rate
     swap agreement                    --              --              --               --           (157,524)        (157,524)
                                                                                                                  ------------
Total Comprehensive
   Income                                                                                                              602,970
                                                                                                                  ------------
Cash dividends on
   preferred stock                     --              --          (359,428)            --               --           (359,428)
Cash dividends on
   common stock                        --              --          (609,982)            --               --           (609,982)
                               ------------    ------------    ------------     ------------     ------------     ------------

BALANCES,
March 31, 2002                 $    293,441    $ 16,604,744    $  1,961,900     $ (6,725,922)    $  1,546,646     $ 13,680,809
                               ============    ============    ============     ============     ============     ============

                          THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                                      For the Three Months             For the Three Months
                                                      Ended March 31, 2002             Ended March 31, 2001
                                                      --------------------             --------------------
                                                    Consumer        Financial        Consumer        Financial
                                                    Products         Services        Products         Services
                                                  -------------  ---------------  --------------  ---------------
Cash Flows from Operating Activities:
Segment income (loss)                             $  (288,066)    $ 1,048,560     $    80,015     $   906,267
Adjustments to reconcile segment net income to
   net cash flows from operating activities
   Depreciation and amortization                      317,358         216,194         166,137         221,088
   Provision for losses on accounts receivable         27,000            --            47,100            --
   Provision for inventory reserve                    (48,717)           --            22,993            --
   Change in appreciation on investments                 --            (9,517)           --           (48,833)
   Gain on sale of leased properties                     --              (893)           --              --
   Change in minority interest in subsidiaries         11,910            --            24,452            --
Net change in:
   Accounts receivable                              1,412,856            --           812,716            --
   Inventory                                          459,396            --           617,519            --
   Interest receivable                                   --           (28,927)           --           193,729
   Rent receivable                                       --           (66,666)           --           (55,054)
   Other assets                                      (528,922)         53,196        (826,467)        128,223
   Accounts payable                                    73,729            --          (422,152)           --
   Other liabilities                                 (260,484)         26,980         (13,340)       (203,737)
                                                  -----------     -----------     -----------     -----------
Net Cash Flows from Operating Activities            1,176,060       1,238,927         508,973       1,141,683
                                                  -----------     -----------     -----------     -----------
Cash Flows from Investing Activities:
   Net loan repayments received                       621,968       8,630,350            --         3,467,196
   Purchase or construction of leased property           --              --              --            (1,356)
   Capital expenditures                              (232,794)           --          (414,311)           --
                                                  -----------     -----------     -----------     -----------
Net Cash Flows from Investing Activities              389,174       8,630,350        (414,311)      3,465,840
                                                  -----------     -----------     -----------     -----------
Cash Flows from Financing Activities:
   Net change in short term borrowings               (300,000)           --           300,000            --
   Net change in commercial paper                        --        (2,369,778)           --        (1,635,628)
   Net change in lines of credit                         --          (785,000)           --           350,000
   Net payments on letter of credit                      --           (90,000)           --          (135,000)
   Repayment of SWIB notes                               --          (333,334)           --          (333,333)
   Repayment of loan participations with
      repurchase options                                 --        (5,626,422)           --        (2,137,818)
   Net change in other notes payable                   (2,053)         (1,542)         (1,702)         (1,454)
   Preferred stock dividends paid                        --          (359,428)           --          (359,428)
   Common stock dividends paid                           --          (609,982)           --          (609,982)
   Net intercompany transactions                     (645,004)        645,004        (338,450)        338,450
                                                  -----------     -----------     -----------     -----------
Net Cash Flows from Financing Activities             (947,057)     (9,530,482)        (40,152)     (4,524,193)
                                                  -----------     -----------     -----------     -----------
Net change in cash and cash equivalents               618,177         338,795          54,510          83,330
Cash and equivalents beginning of period              681,267         229,506         628,418          85,276
                                                  -----------     -----------     -----------     -----------
Cash and equivalents end of period                $ 1,299,444     $   568,301     $   682,928     $   168,606
                                                  ===========     ===========     ===========     ===========

Supplemental Cash Flow Disclosures
   Cash paid for interest                         $   101,933     $ 1,147,431     $    31,360     $ 2,228,217
                                                  ===========     ===========     ===========     ===========
   Cash paid for income taxes                     $      --       $    64,970     $   118,002     $      --
                                                  ===========     ===========     ===========     ===========

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  NATURE OF BUSINESS

The consolidated financial statements of The Middleton Doll Company (the "Company") include two segments of business: financial services and consumer products. The consolidated financial statements as of and for the periods presented include the accounts of the Company and Bando McGlocklin Small Business Lending Corporation ("BMSBLC") as financial services companies and Lee Middleton Original Dolls, Inc. ("LMOD"), License Products, Inc. ("LPI") and Middleton (HK) Limited ("MHK") as consumer product companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of March 31, 2002 and December 31, 2001 and the results of operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31, 2002 and 2001 have been made. Such adjustments consisted only of normal recurring items. Operating results for the periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-K. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

NOTE 3.  INTEREST RATE SWAPS

The Company has adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by FAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133", and FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These statements require the Company to designate all derivative instruments as either fair value hedges or cash flow hedges and to record the hedge on the balance sheet at its fair market value. The net gain/loss on instruments classified as cash flow hedges are reported as changes in other comprehensive income. The net gain/loss on instruments classified as fair value hedges are reported as increases/decreases in current year earnings.

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

NOTE 4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 5.  INVENTORY

Inventories of LMOD and LPI are valued at the lower of cost or market and utilize the first-in, first-out (FIFO) method to determine cost. The components of inventory are as follows:

                                           March 31, 2002      December 31, 2001
                                          -----------------    -----------------

Raw materials                                  $ 2,195,507          $ 2,116,694
Work in process                                    156,622              113,163
Finished goods                                   4,242,580            4,147,305
                                          -----------------    -----------------
                                                 6,594,709            6,377,162
Less:  reserve for obsolete inventory             (234,623)            (283,340)
                                          -----------------    -----------------
                                               $ 6,360,086          $ 6,093,822
                                          =================    =================

NOTE 6.  INCOME TAXES

The Company and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders. The income tax expense (benefit) recorded by the Company is attributable to the Consumers Product segment and is calculated on net income before the elimination of intercompany expenses.

NOTE 7.  EARNINGS PER SHARE

See Exhibit 11 for the computation of the net income per common share.

NOTE 8.  COMMITMENTS

Undisbursed construction loan commitments and lines of credit totaled $2.13 million at March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Amounts presented as of March 31, 2002 and December 31, 2001, and for the three months ended March 31, 2002 and March 31, 2001 include the consolidation of two segments. The financial services segment includes The Middleton Doll Company (the "Company") and Bando McGlocklin Small Business Lending Corporation ("BMSBLC"), a 100% owned subsidiary of the Company. The consumer products segment includes Lee Middleton Original Dolls, Inc. ("LMOD"), a 99% owned subsidiary of the Company, Middleton (HK) Limited ("MHK"), a 51% owned subsidiary of LMOD and License Products, Inc. ("LPI"), a 100% owned subsidiary of LMOD.

Results of Operations

For the three months ended March 31, 2002 and March 31, 2001

Overall, net income decreased when comparing the first quarter of 2002 to the first quarter of 2001. The Company's total net income available to common shareholders for the quarter ended March 31, 2002 was $0.40 million or $0.11 per share (diluted) as compared to $0.63 million or $0.17 per share (diluted) for the quarter ended March 31, 2001, a 37% decrease. The consumer products segment's net income decreased due to lower than expected sales as a result of the overall slowdown in the retail sector and the general economy. The financial services segment's net income increased due to the increase in the net interest margin as a result of lower interest rates.

Consumer Products

After income taxes and minority interest, the consumer products segment had a net loss of $0.08 million for the quarter ended March 31, 2002 compared to net income of $0.41 million for the quarter ended March 31, 2001. After giving effect to interest, rental and management fees paid to the Company, the consumer products segment's net loss was $0.29 million for the three months ended March 31, 2002, as compared to $0.08 million of net income for the three months ended March 31, 2001.

Net sales from consumer products for the quarter ended March 31, 2002 decreased 17% to $5.58 million from $6.76 million in the corresponding prior year period. This was due to decreased sales of $1.25 million at LMOD offset by increased sales of $0.07 million at LPI. LMOD's decrease was mainly due to a $0.73 million decrease in the artist studio collection sold to dealers and a $0.31 million decrease due to the end of a Disney program. Cost of sales decreased 7% to $3.14 million for the quarter ended March 31, 2002 compared to $3.39 million for the prior year quarter. LMOD's cost of sales decreased to $2.41 million from $2.73 million while LPI's cost of sales increased to $0.73 million from $0.66 million. Total gross profit margin decreased to 44% from 50% in the prior year. LMOD's gross profit margin decreased to 46% from 53% and LPI's decreased to 32% from 34%. The decrease in the gross profit margin at LMOD was due to the liquidation at cost of slow moving inventory in the amount of $0.14 million and discounting of outdated inventory from the artist studio collection.

Total operating expenses of consumer products for the quarter ended March 31, 2002 were $2.52 million compared to $2.62 million for the quarter ended March 31, 2001, a 4% decrease. LMOD's total operating expenses decreased $0.21 million and LPI's operating expenses increased $0.11 million. Sales and marketing expense and new product development increased $0.02 million to $1.39 million for the quarter ended March 31, 2002 compared to $1.37 million for the quarter ended March 31, 2001. LMOD's sales and marketing expenses decreased $0.04 million while LPI's increased $0.06 million. General and administrative expenses increased $0.06 million at LPI and decreased $0.18 million at LMOD when comparing the prior year quarter to the quarter ended March 31, 2002.

Other expenses, net, remained the same when compared to the same period a year ago. The minority interest in earnings of subsidiaries decreased for the quarter ended March 31, 2002 due to a decrease in income at MHK. Consumer products recorded an income tax benefit of $0.12 million for the quarter ended March 31, 2002 as compared to an income tax expense of $0.10 million for the quarter ended March 31, 2001. Income tax benefit is composed of tax benefit on net loss before intercompany charges of $0.04 million and the tax benefit attributable to intercompany charges and other miscellaneous items of $0.08 million. Intercompany charges were $0.29 million for the quarter ended March 31, 2002 and $0.51 million for the quarter ended March 31, 2001. The decrease in the intercompany expenses was due to a decrease in interest expense due to lower interest rates.

Financial Services

Net income from financial services for the quarter ended March 31, 2002 was $0.76 million compared to $0.39 million for the quarter ended March 31, 2001, a 95% increase. The increase resulted primarily from improved net interest margins as the Company's cost of funds decreased more rapidly than revenues decreased. The net interest margin for the quarter ended March 31, 2002 was 3.86% compared to 2.46% for the quarter ended March 31, 2001. Net interest margin is determined by dividing the total of interest income on loans and rental income less interest expense by the total of average loans and leased properties. The financial services segment net income was $1.05 million after including interest, rental and management fees received from the consumer products segment for the quarter ended March 31, 2002 and $0.91 million for the quarter ended March 31, 2001.

Total revenues were $2.48 million for the quarter ended March 31, 2002 compared to $3.41 million for the quarter ended March 31, 2001, a 27% decrease. Interest on loans decreased 41% to $1.37 million for the quarter ended March 31, 2002 from $2.32 million for the comparative quarter. The large decrease in interest income from loans was primarily due to the 45% decrease in the prime rate. The average prime rate was 4.75% for the quarter ended March 31, 2002 compared to 8.64% for the quarter ended March 31, 2001. Average loans under management decreased $15.09 million when comparing the first quarter of 2002 to the first quarter of 2001.

Rental income increased $0.02 million to $0.98 million for the quarter ended March 31, 2002 as compared to $0.96 million for the quarter ended March 31, 2001 due to scheduled rent increases. At March 31, 2002 the Company had $34.68 million in leased properties, net of accumulated depreciation, compared to $35.22 million at March 31, 2001. One foreclosed property was resold for a gain of $893.

Other income at March 31, 2002 includes loan prepayment penalties of $0.11 million and $0.03 million of miscellaneous income. At March 31, 2001, other income included an unrealized gain on hedging activities of $0.08 million, $0.02 million of fees from letters of credit and $0.03 million of miscellaneous income.

Interest expense decreased 56% to $1.04 million for the quarter ended March 31, 2002 as compared to $2.36 million for the quarter ended March 31, 2001 primarily due to lower rates for the Company's cost of funds. The Company's debt cost is based primarily on variable interest rates which were significantly lower due to the decrease in interest rates by the Federal Reserve. The average prime rate decreased 389 basis points between the first quarter of 2002 and the first quarter of 2001. The average debt balance also decreased $15.69 million in the first quarter of 2002 compared to the first quarter of 2001, which was the result of the decrease in loans. As a result of interest rate swaps, the Company recognized a reduction in interest expense of $0.17 million for the quarter ended March 31, 2002 and $0.01 million for the quarter ended March 31, 2001.

Management fee expense increased $0.02 million for the first quarter of 2002 as compared to the first quarter of 2001 due to salary increases. Depreciation expense and other operating expenses remained the same for the comparative quarters.

The Company and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders.

Liquidity and Capital

Consumer Products

Total assets of consumer products were $17.76 million as of March 31, 2002 and $19.17 million as of December 31, 2001, a 7% decrease.

Cash increased to $1.30 million at March 31, 2002 from $0.68 million at December 31, 2001.

Accounts receivable, net of the allowance, decreased to $2.51 million at March 31, 2002 from $3.95 million at December 31, 2001. A decrease of $0.80 million is attributable to LMOD, and a decrease of $0.64 million is attributable to LPI. The decrease in accounts receivable is attributable to the slowdown in sales due to the economy.

Inventory was $6.36 million at March 31, 2002 compared to $6.09 million at December 31, 2001. LMOD's inventory increased $0.27 million while License Products' inventory remained the same. Inventories are valued at lower of cost or market using the first-in, first-out (FIFO) method.

Property and equipment, net of accumulated depreciation, increased by $0.04 million and prepaid inventory decreased $0.50 million. Loans decreased by $0.62 million due to a loan prepayment. Other assets and prepaid expenses increased by $0.35 million due to expected refunds of estimated income tax payments and due to a timing difference in tradeshow and catalog expenses. The licensing agreement decreased $0.13 million due to amortization.

Goodwill was recorded when the Company purchased the remaining interest in the stock from the estate of Lee Middleton, the founder of LMOD, on April 30, 1998. The purchase price exceeded book value by $0.62 million which was being amortized over 20 years. As of December 31, 2001, the balance of the goodwill, net of accumulated amortization was $0.51 million. The Financial Accounting Standards Board issued Statement 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies). This statement provides that goodwill and indefinite lived intangible assets are no longer amortized against income but are reviewed at least annually for impairment. An impairment review is designed to determine whether the fair value, and the related recorded goodwill, of a reporting unit is below its carrying value. In the year of adoption, any impairment loss will be recorded as a cumulative effect of a change in accounting principle. Thereafter, goodwill impairment losses will be charged to operations. For the quarter ended March 31, 2002, no impairment loss was recorded.

LMOD decreased its short-term borrowings by $0.30 million under a line of credit with a related bank. Accounts payable and other liabilities decreased by $0.19 million as of March 31, 2002 compared to December 31, 2001.

Financial Services

Total assets of financial services were $129.48 million as of March 31, 2002 and $138.09 million as of December 31, 2001, a 6% decrease.

Cash increased to $0.57 million at March 31, 2002 from $0.23 million at December 31, 2001.

Interest and rent receivable increased to $0.66 million from $0.57 million. Interest income is accrued on the unpaid principal balance of loans. The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Rent is accrued on a monthly basis based on lease agreements. If it is determined by management that the lessee will not be able to make rent payments as required by the lease agreement, the accrual of rent is discontinued until management determines the rent to be collectible. The rent receivable is shown net of an allowance account of $150,000.

Property and equipment and other assets decreased by $0.06 million.

The Company has adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133", and FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These statements require the Company to designate all derivative instruments as either fair value hedges or cash flow hedges and to record the hedge on the balance sheet at its fair market value. The net gain/loss on instruments classified as cash flow hedges are reported as changes in other comprehensive income. The net gain/loss on instruments classified as fair value hedges are reported as increases/decreases in current year earnings. All derivatives are marked to market on the balance sheet. The Company's interest rate swaps are cash flow hedges and had a marked to market value of $1.55 million at March 31, 2002 and $1.70 million at December 31, 2001.

Total loans decreased by $8.63 million, or 9%, to $90.59 million at March 31, 2002, from $99.22 million at December 31, 2001, with a corresponding decrease in liabilities. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal, reduced by the allowance for loan losses. Management reviews the value of the collateral securing each loan to determine if an allowance for loan losses is necessary. In management's opinion no loan loss reserve was required at March 31, 2002 or at December 31, 2001.

Leased properties decreased $0.20 million due to depreciation. Leased properties are recorded at cost and are depreciated using the straight-line method. The costs of normal repairs and maintenance are charged to expense as incurred.

The financial services' total liabilities at March 31, 2002 decreased $9.18 million. At March 31, 2002, financial services has $42.39 million outstanding in long-term debt and $67.85 million outstanding in short-term borrowings compared to $48.44 million outstanding in long-term debt and $71.01 million outstanding in short-term borrowings as of December 31, 2001. BMSBLC's short-term debt facility consists of commercial paper and drawn letters of credit backed by a $75 million line of credit that matures on June 28, 2002. If commercial paper would become unavailable, BMSBLC would have to draw upon its back-up line of credit which would have higher interest rates and would result in a reduction of net income. BMSBLC expects that its line of credit will be renewed at its June 28, 2002 maturity. However, if the line of credit is not renewed, BMSBLC would have to seek other financing sources. There is no guarantee that any such alternative financing sources could be obtained. Accrued liabilities increased $0.03 million from December 31, 2001 to March 31, 2002.

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

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                      THE MIDDLETON DOLL COMPANY
                                      (Registrant)


Date:    May 14, 2002                 /s/ George R. Schonath
                                      ----------------------
                                      George R. Schonath
                                      President and Chief Executive Officer


Date:    May 14, 2002                 /s/ Susan J. Hauke
                                      -------------------
                                      Susan J. Hauke
                                      Vice President Finance

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                  EXHIBIT INDEX


Exhibit Number             Exhibit

      11             Statement Regarding Computation of Per Share Earnings