Form 10-Q
period 2002-06-30
MIDDLETON DOLL CO
filed 2002-08-14
CIK 723209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.


                         Commission file number: 0-22663


                           THE MIDDLETON DOLL COMPANY
             (Exact name of registrant as specified in its charter)


                    Wisconsin                                39-1364345
  ----------------------------------------------        --------------------
  (State or other jurisdiction of incorporation)         (I.R.S. Employer
                                                        Identification  No.)

           W239 N1700 Busse Road
            Waukesha, Wisconsin                             53188-1160
            -------------------                             ----------
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

                       Yes       X               No       ___
                               -----

On August 14, 2002, there were 3,727,589 shares outstanding of the Registrant's common stock, 6-2/3 cents par value.

                           THE MIDDLETON DOLL COMPANY
                                 FORM 10-Q INDEX


PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2002
         (Unaudited) and December 31, 2001. . . . . . . . . . . . . . . . . . 3

         Consolidated Statements of Operations - For the
         Three and Six Months . . . . . . . . . . . . . . . . . . . . . . . . 5

         Consolidated Statement of Changes in Shareholders'
         Equity - For the Six Months Ended June 30, 2002 and 2001
         (Unaudited) . . . .. . . . . . . . . . . . . . . . . . . . . . . . . 7

         Consolidated Statements of Cash Flows - For the Three and Six
         Months Ended June 30, 2002 and 2001 (Unaudited)  . . . . . . . . . . 8

         Notes to the Consolidated Financial Statements (Unaudited) . . . . . 9

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations  . . . . . . . . . . . . . . . . . . . . . . .11

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . 18

         Item 2. Changes in Securities . . . . . . . . . . . . . .. . . . . . 18

         Item 3. Defaults Upon Senior Securities . . . . . . . . . . .. . . . 18

         Item 4. Submission of Matters to a Vote of Security Holders . . . .. 18

         Item 5. Other Information . . . . . . . . . . . . . .. . . . . . . . 18

         Item 6. Exhibits and Reports on Form 8-K  . . . . . . . .. . . . . . 19

         Signatures . . . . . . . . . . . . . . . . . . . . .. . . . . . . . 20

                  Exhibit Index . . . . . . . . . . . . . . . . . .. . . . . 21

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         June 30, 2002   December 31, 2001
                                                         --------------  -----------------
                                                          (Unaudited)
ASSETS
Consumer Products
Cash                                                     $    159,390     $    681,267
Accounts receivable, net of allowance of
   $322,197 and $326,389 as of June 30, 2002
   and December 31, 2001, respectively                      2,648,203        3,954,444
Inventory                                                   7,018,816        6,093,822
Prepaid inventory                                             336,129          676,943
Prepaid corporate taxes                                       100,699          798,262
Other prepaid expenses                                        400,075          296,065
                                                         ------------     ------------
   Total current assets                                    10,663,312       12,500,803
Property and equipment, net of accumulated
   depreciation of $2,635,236 and $2,240,331 as of
   June 30, 2002 and December 31, 2001, respectively        4,114,998        4,150,695
Loan                                                             --            621,968
Prepaid expenses and other assets                             953,518          725,432
Licensing agreement, net of accumulated                       416,666          666,666
   amortization of $2,083,334 and $1,833,334
   as of June 30, 2002 and December 31, 2001,
   respectively
Goodwill, net of accumulated amortization of
   $113,608 as of June 30, 2002 and
   December 31, 2001, respectively                            506,145          506,145
                                                         ------------     ------------
   Total Consumer Products Assets                          16,654,639       19,171,709
                                                         ------------     ------------

Financial Services
Cash                                                          700,890          229,506
Interest receivable                                           511,119          431,284
Rent receivable, net of allowance of $150,000
   as of June 30, 2002 and December 31, 2001                  266,550          136,939
Loans                                                      85,629,725       99,218,367
Leased properties:
   Buildings, net of accumulated depreciation of
   $2,135,035 and $1,976,037 as of June 30,
   2002 and December 31, 2001, respectively                27,867,858       30,375,142
   Land                                                     4,398,861        4,501,344
   Construction in progress                                     1,400             --
                                                         ------------     ------------
      Total leased properties                              32,268,119       34,876,486
Property and equipment, net of accumulated
   depreciation of $645,622 and $610,192 as of
   June 30, 2002 and December 31, 2001, respectively          105,910          141,340
Investment in swap contracts at fair value                  1,527,868        1,704,170
Other assets                                                1,180,154        1,356,617
                                                         ------------     ------------
   Total Financial Services Assets                        122,190,335      138,094,709
                                                         ------------     ------------

   Total Assets                                          $138,844,974     $157,266,418
                                                         ============     ============

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                                                                June 30, 2002     December 31, 2001
                                                                -------------     -----------------
LIABILITIES, MINORITY INTEREST,                                 (Unaudited)
PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Consumer Products
Short-term borrowings                                           $   2,370,000       $   3,400,000
Accounts payable                                                      657,396             794,179
Accrued salaries                                                      174,823             217,078
Accrued liabilities                                                   445,462             753,826
                                                                -------------       -------------
   Total current liabilities                                        3,647,681           5,165,083
Long-term debt                                                         13,759              16,518
                                                                -------------       -------------
   Total Consumer Products Liabilities                              3,661,440           5,181,601
                                                                -------------       -------------

Financial Services
Commercial paper                                                   60,674,627          62,806,903
Lines of credit                                                     3,880,000           8,200,000
Direct pay letter of credit obligation                              9,030,000           9,250,000
State of Wisconsin Investment Board notes payble                   10,333,333          11,000,001
Loan participations with repurchase options                        18,344,182          28,123,907
Other borrowings                                                       59,141              62,317
Accrued liabilities                                                 1,972,923           1,484,405
                                                                -------------       -------------
   Total Financial Services Liabilities                           104,294,206         120,927,533
                                                                -------------       -------------

Minority Interest and Preferred Stock
Minority interest in subsidiaries                                      68,054             255,260
Redeemable Preferred stock, 1 cent par value,
   3,000,000 shares authorized, 690,000 shares issued              17,250,000          17,250,000
Redeemable Preferred Treasury stock 15,809 shares, at cost           (395,225)           (395,225)

Shareholders' Equity
Common stock, 6 2/3 cents par value,
   15,000,000 shares authorized, 4,401,599 shares issued              293,441             293,441
Additional paid-in capital                                         16,604,744          16,604,744
Retained earnings                                                   2,266,368           2,170,816
Treasury stock, 674,010 shares, at cost                            (6,725,922)         (6,725,922)
Accumulated other comprehensive income                              1,527,868           1,704,170
                                                                -------------       -------------
   Total Shareholders' Equity                                      13,966,499          14,047,249
                                                                -------------       -------------

   Total Liabilities, Minority Interest,
   Preferred Stock and Shareholders' Equity                     $ 138,844,974       $ 157,266,418
                                                                =============       =============

                                    THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                                         For the Three Months                 For the Six Months
                                                            Ended June 30,                      Ended June 30,
                                                       2002               2001              2002               2001
                                                   ------------       ------------       ------------       ------------
Consumer Products
Net sales                                          $  4,932,191       $  5,531,143       $ 10,516,297       $ 12,289,366
Cost of goods sold                                    2,946,227          3,128,261          6,088,222          6,517,456
                                                   ------------       ------------       ------------       ------------
Gross profit                                          1,985,964          2,402,882          4,428,075          5,771,910

Operating expenses
   Sales and marketing                                  925,474          1,319,264          2,087,152          2,448,602
   New product development                              208,514            243,600            434,050            483,060
   General and administrative                           894,099          1,357,587          2,022,086          2,607,379
                                                   ------------       ------------       ------------       ------------
      Total operating expenses                        2,028,087          2,920,451          4,543,288          5,539,041

Net operating income (loss)                             (42,123)          (517,569)          (115,213)           232,869

Other income (expenses)
   Interest expense                                     (41,299)           (62,866)           (84,113)          (104,154)
   Other income, net                                     15,404              7,822             22,859             15,362
                                                   ------------       ------------       ------------       ------------
      Net other expenses                                (25,895)           (55,044)           (61,254)           (88,792)

Income (loss) before income taxes,
   minority interest and intercompany charges           (68,018)          (572,613)          (176,467)           144,077
Income tax benefit (expense)                             27,207            229,045             70,587            (57,631)
Minority interest in earnings
   of subsidiaries                                      (63,022)           (34,024)           (74,932)           (58,476)
                                                   ------------       ------------       ------------       ------------
Income (Loss) Before Intercompany
   Charges - Consumer Products                         (103,833)          (377,592)          (180,812)            27,970
                                                   ------------       ------------       ------------       ------------

Financial Services
Revenues
   Interest on loans                                  1,290,213          2,095,551          2,659,396          4,415,126
   Rental income                                        962,144            985,629          1,938,320          1,948,534
   Gain on sale of leased properties                  1,035,355            131,467          1,036,248            131,467
   Other income                                          22,411             93,687            157,761            221,374
                                                   ------------       ------------       ------------       ------------
      Total revenues                                  3,310,123          3,306,334          5,791,725          6,716,501
                                                   ------------       ------------       ------------       ------------

Expenses
   Interest expense                                     967,928          1,836,507          2,003,649          4,193,973
   Depreciation expense                                 211,758            191,104            427,951            389,804
   Management fee expense                               250,272            257,711            511,279            499,076
   Other operating expenses                             192,245            192,543            398,337            413,591
                                                   ------------       ------------       ------------       ------------
      Total expenses                                  1,622,203          2,477,865          3,341,216          5,496,444
                                                   ------------       ------------       ------------       ------------

   Income before income taxes and
      intercompany revenue                            1,687,920            828,469          2,450,509          1,220,057
    Less:  Applicable income tax expense                364,776               --              364,776               --
                                                   ------------       ------------       ------------       ------------

Income Before Intercompany Revenue
   - Financial Services                            $  1,323,144       $    828,469       $  2,085,733       $  1,220,057
                                                   ------------       ------------       ------------       ------------

                                    THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
                                                    (Unaudited)


                                                         For the Three Months                 For the Six Months
                                                            Ended June 30,                      Ended June 30,
                                                       2002               2001              2002               2001
                                                   ------------       ------------       ------------       ------------
Total Company

Income (loss) before income taxes,
minority interest and intercompany activity
   Consumer products                               $    (68,018)      $   (572,613)      $   (176,467)      $   144,077
   Financial services                                 1,687,920            828,469          2,450,509         1,220,057
                                                   ------------       ------------       ------------       -----------
      Total company                                   1,619,902            255,856          2,274,042         1,364,134
Income tax benefit (expense)                           (283,002)           377,611           (164,738)          280,067
Minority interest in earnings of
   subsidiaries                                         (63,022)           (34,024)           (74,932)          (58,476)
                                                   ------------       ------------       ------------       -----------

Net income                                            1,273,878            599,443          2,034,372         1,585,725
Preferred stock dividends                              (359,428)          (359,428)          (718,856)         (718,856)
                                                   ------------       ------------       ------------       -----------
Net income available to common
   shareholders                                    $    914,450       $    240,015       $  1,315,516       $   866,869
                                                   ============       ============       ============       ===========

Basic Earnings Per Common Share                    $       0.25       $       0.06       $       0.35       $      0.23
                                                   ============       ============       ============       ===========

Diluted Earnings Per Common Share                  $       0.25       $       0.06       $       0.35       $      0.23
                                                   ============       ============       ============       ===========

Weighted average shares
   outstanding (diluted)                              3,727,589          3,727,589          3,727,589         3,727,589
                                                   ============       ============       ============       ===========

Segment Reconciliation

Consumer Products
   Income (loss) before intercompany charges       $   (103,833)      $   (377,592)      $   (180,812)      $    27,970
   Interest/rental expense to parent                   (118,978)          (302,740)          (301,091)         (715,000)
   Management fees to parent                           (113,985)          (105,750)          (217,843)         (208,169)
   Applicable income tax benefit related to
      intercompany charges and other items               54,567            148,566            129,451           337,698
                                                   ------------       ------------       ------------       -----------
Total segment net loss                                 (282,229)          (637,516)          (570,295)         (557,501)

Financial Services
   Income before intercompany revenue                 1,323,144            828,469          2,085,733         1,220,057
   Interest/rental income from subsidiary               118,978            302,740            301,091           715,000
   Management fees from subsidiary                      113,985            105,750            217,843           208,169
                                                   ------------       ------------       ------------       -----------
Total segment net income                              1,556,107          1,236,959          2,604,667         2,143,226

Net Income                                         $  1,273,878       $    599,443       $  2,034,372       $ 1,585,725
                                                   ============       ============       ============       ===========


                                    THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                    (Unaudited)
                                                                                                Accumulated
                                                Additional                        Common            Other
                                  Common         Paid-In         Retained         Treasury      Comprehensive
                                  Stock          Capital         Earnings          Stock            Income           Total
                               ------------    ------------    ------------     ------------     -------------    ------------

BALANCES,
December 31, 2000              $    293,441    $ 16,604,744    $  2,965,814     $ (6,725,922)    $       --       $ 13,138,077
Net income six months
      ended June 30, 2001              --              --         1,585,725             --               --          1,585,725
Cash dividends on
   preferred stock                     --              --          (718,856)            --               --           (718,856)
Cash dividends on
   common stock                        --              --        (1,219,964)            --               --         (1,219,964)
                               ------------    ------------    ------------     ------------     ------------     ------------

BALANCES,
June 30, 2001                  $    293,441    $ 16,604,744    $  2,612,719     $ (6,725,922)    $       --       $ 12,784,982
                               ============    ============    ============     ============     ============     ============


BALANCES,
December 31, 2001              $    293,441    $ 16,604,744    $  2,170,816     $ (6,725,922)    $  1,704,170     $ 14,047,249
                                                                                                                  ------------

Comprehensive income
   Net income six months
      ended June 30, 2002              --              --         2,034,372             --               --          2,034,372
   Change in fair market
     value of interest rate
     swap agreement                    --              --              --               --           (176,302)        (176,302)
                                                                                                                  ------------
Total Comprehensive
   Income                         1,858,070
                                                                                                                  ------------
Cash dividends on
   preferred stock                     --              --          (718,856)            --               --           (718,856)
Cash dividends on
   common stock                        --              --        (1,219,964)            --               --         (1,219,964)
                               ------------    ------------    ------------     ------------     ------------     ------------

BALANCES,
June 30, 2002                  $    293,441    $ 16,604,744    $  2,266,368     $ (6,725,922)    $  1,527,868     $ 13,966,499
                               ============    ============    ============     ============     ============     ============

                                    THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                       For the Six Months               For the Six Months
                                                      Ended June 30, 2002               Ended June 30, 2001
                                                      -------------------               -------------------
                                                    Consumer        Financial         Consumer        Financial
                                                    Products         Services         Products         Services
                                                  -------------   --------------    -------------    -------------
Cash Flows from Operating Activities:
Segment income (loss)                             $   (570,295)    $  2,604,667     $   (557,501)    $  2,143,226
Adjustments to reconcile segment net income to
   net cash flows from operating activities
   Depreciation and amortization                       644,905          427,951           98,216          434,578
   Provision for losses on accounts receivable          53,109             --            322,669             --
   Provision for inventory reserve                    (107,733)            --             51,318             --
   Change in appreciation on investments                  --                926             --           (108,238)
   Gain on sale of leased properties                      --         (1,036,248)            --           (131,467)
   Change in minority interest in subsidiaries        (187,206)            --             58,477             --
Net change in:
   Accounts receivable                               1,253,132             --            851,104             --
   Inventory                                          (140,318)            --           (996,303)            --
   Interest receivable                                    --            (79,835)            --            241,778
   Rent receivable                                        --           (129,611)            --           (200,264)
   Other assets                                         29,338          175,537       (2,229,099)         227,189
   Accounts payable                                   (136,783)            --            810,598             --
   Other liabilities                                  (350,619)         488,518           55,310         (158,987)
                                                  ------------     ------------     ------------     ------------
Net Cash Flows from Operating Activities               487,530        2,451,905       (1,535,211)       2,447,815
                                                  ------------     ------------     ------------     ------------
Cash Flows from Investing Activities:
   Net loan repayments received                        621,968       13,588,642             --          5,838,245
   Proceeds from sale of leased properties                --          3,338,030             --            243,316
   Purchase or construction of leased property            --            (85,936)            --             (8,351)
   Capital expenditures                               (359,208)            --           (414,311)            --
                                                  ------------     ------------     ------------     ------------
Net Cash Flows from Investing Activities               262,760       16,840,736         (414,311)       6,073,210
                                                  ------------     ------------     ------------     ------------
Cash Flows from Financing Activities:
   Net change in short term borrowings              (1,030,000)            --          1,906,074             --
   Net change in commercial paper                         --         (2,132,276)            --         (1,639,657)
   Net change in lines of credit                          --         (4,320,000)            --               --
   Net payments on letter of credit                       --           (220,000)            --           (265,000)
   Repayment of SWIB notes                                --           (666,668)            --           (666,666)
   Repayment of loan participations with
      repurchase options                                  --         (9,779,725)            --         (3,841,222)
   Net change in other notes payable                    (2,759)          (3,176)          (3,479)          (2,919)
   Preferred stock dividends paid                         --           (718,856)            --           (718,856)
   Common stock dividends paid                            --         (1,219,964)            --         (1,219,964)
   Net intercompany transactions                      (239,408)         239,408          (22,380)          22,380
                                                  ------------     ------------     ------------     ------------
Net Cash Flows from Financing Activities            (1,272,167)     (18,821,257)       1,880,215       (8,331,904)
                                                  ------------     ------------     ------------     ------------
Net change in cash and cash equivalents               (521,877)         471,384          (69,307)         189,121
Cash and equivalents beginning of period               681,267          229,506          628,418           85,276
                                                  ------------     ------------     ------------     ------------
Cash and equivalents end of period                $    159,390     $    700,890     $    559,111     $    274,397
                                                  ============     ============     ============     ============

Supplemental Cash Flow Disclosures
   Cash paid for interest                         $     84,113     $  2,154,419     $    105,399     $  4,090,879
                                                  ============     ============     ============     ============
   Cash paid for income taxes                     $       --       $     64,970     $    190,002     $       --
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

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of June 30, 2002 and December 31, 2001 and the results of operations for the three months and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001 have been made. Such adjustments consisted only of normal recurring items. Operating results for the periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-K. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

NOTE 5.  INVENTORY

Inventories of LMOD and LPI are valued at the lower of cost or market and utilize the first-in, first-out (FIFO) method to determine cost. The components of inventory are as follows:

                                                   June 30, 2002          December 31, 2001
                                               ----------------------    ---------------------
Raw materials                                            $ 2,137,744              $ 2,116,694
Work in process                                              121,695                  113,163
Finished goods                                             4,934,984                4,147,305
                                               ----------------------    ---------------------
                                                           7,194,423                6,377,162
Less:  reserve for obsolete inventory                       (175,607)                (283,340)
                                               ----------------------    ---------------------
                                                         $ 7,018,816              $ 6,093,822
                                               ======================    =====================

NOTE 6.  INCOME TAXES

The Company and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, the REIT is not subject to income tax on taxable income that is distributed to shareholders. However, the REIT may retain capital gains from the sale of real estate and pay income tax on that gain. Currently, the REIT has accrued $364,776 in income tax expense based on the sale of leased property. The income tax expense (benefit) recorded by the Company that is attributable to the Consumers Product segment is calculated on net income before the elimination of intercompany expenses.

NOTE 7.  EARNINGS PER SHARE

See Exhibit 11 for the computation of the net income per common share.

NOTE 8.  COMMITMENTS

Undisbursed construction loan commitments and lines of credit totaled $1.98 million at June 30, 2002.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Amounts presented as of June 30, 2002 and December 31, 2001, and for the six months and three months ended June 30, 2002 and June 30, 2001 include the consolidation of two segments. The financial services segment includes The Middleton Doll Company (the "Company") and Bando McGlocklin Small Business Lending Corporation ("BMSBLC"), a 100% owned subsidiary of the Company. The consumer products segment includes Lee Middleton Original Dolls, Inc. ("LMOD"), a 99% owned subsidiary of the Company, Middleton (HK) Limited ("MHK"), a 51% owned subsidiary of LMOD and License Products, Inc. ("LPI"), a 100% owned subsidiary of LMOD.

Results of Operations

For the three months ended June 30, 2002 and June 30, 2001

Net income increased when comparing the second quarter of 2002 to the second quarter of 2001. The Company's total net income available to common shareholders for the quarter ended June 30, 2002 was $0.91 million or $0.25 per share (diluted) as compared to $0.24 million or $0.06 per share (diluted) for the quarter ended June 30, 2001, a 279% increase. The consumer products segment's net loss decreased due to expense reductions. The financial services segment's net income increased due to the sale of a leased property.

Consumer Products

After income taxes and minority interest, the consumer products segment had a net loss of $0.10 million for the quarter ended June 30, 2002 compared to a net loss of $0.38 million for the quarter ended June 30, 2001. After giving effect to interest, rental and management fees paid to the Company, the consumer products segment's net loss was $0.28 million for the three months ended June 30, 2002, as compared to a net loss of $0.64 million for the three months ended June 30, 2001.

Net sales from consumer products for the quarter ended June 30, 2002 decreased 11% to $4.93 million from $5.53 million in the corresponding prior year period. This was due to decreased sales of $0.86 million at LMOD offset by increased sales of $0.26 million at LPI. LMOD's decrease was mainly due to a $1.59 million decrease in the artist studio collection sold to dealers which was offset by $0.49 million of closeout sales of play dolls and increased outlet store sales. Cost of sales decreased 6% to $2.95 million for the quarter ended June 30, 2002 compared to $3.13 million for the prior year quarter. LMOD's cost of sales decreased to $2.02 million from $2.32 million while LPI's cost of sales increased to $0.93 million from $0.81 million. Total gross profit margin decreased to 40% from 43% in the prior year. LMOD's gross profit margin decreased to 43% from 47% and LPI's increased to 34% from 29%. The decrease in the gross profit margin at LMOD was due to the liquidation at cost of slow moving inventory and the discounting of outdated inventory from the artist studio collection.

Total operating expenses of consumer products for the quarter ended June 30, 2002 were $2.03 million compared to $2.92 million for the quarter ended June 30, 2001, a 30% decrease. LMOD's total operating expenses decreased $1.02 million and LPI's operating expenses increased $0.13 million. Sales and marketing expense and new product development decreased $0.43 million to $1.13 million for the quarter ended June 30, 2002 compared to $1.56 million for the quarter ended June 30, 2001. LMOD's sales and marketing expenses decreased $0.41 million while LPI's increased $0.02 million. New product development decreased $0.06 million at LMOD and increased $0.02 million at LPI. General and administrative expenses increased $0.09 million at LPI and decreased $0.55 million at LMOD when comparing the quarter ended June 30, 2002 to the same quarter in 2001.

Other expenses, net, decreased $0.03 million due to a decrease in interest expense because of lower interest rates in 2002. The minority interest in earnings of subsidiaries increased for the quarter ended June 30, 2002 due to a liquidation of all MHK sourced inventory and the resulting recognition of intercompany gross margin. Consumer products recorded an income tax benefit of $0.08 million for the quarter ended June 30, 2002 as compared to $0.38 million for the quarter ended June 30, 2001. Income tax benefit for the second quarter of 2002 is composed of tax benefit on net loss before intercompany charges of $0.03 million and the tax benefit attributable to intercompany charges and other miscellaneous items of $0.05 million. Intercompany charges were $0.23 million for the quarter ended June 30, 2002 and $0.41 million for the quarter ended June 30, 2001. The decrease in the intercompany expenses was due to a decrease in interest expense due to lower interest rates.

Financial Services

Net income from financial services for the quarter ended June 30, 2002 was $1.32 million compared to $0.83 million for the quarter ended June 30, 2001, a 59% increase. The increase resulted from the sale of a leased property, which resulted in income, net of related taxes, of $0.67 million and from improved net interest margins as the Company's cost of funds decreased more rapidly than revenues decreased. The net interest margin for the quarter ended June 30, 2002 was 4.16% compared to 3.52% for the quarter ended June 30, 2001. Net interest margin is determined by dividing the total of interest income on loans and rental income less interest expense by the total of average loans and leased properties. The financial services segment net income was $1.56 million after including interest, rental and management fees received from the consumer products segment for the quarter ended June 30, 2002 and $1.24 million for the quarter ended June 30, 2001.

Total revenues were $3.31 million for the quarter ended June 30, 2002 and for the quarter ended June 30, 2001. Interest on loans decreased 39% to $1.29 million for the quarter ended June 30, 2002 from $2.10 million for the comparative quarter. The large decrease in interest income from loans was primarily due to the 35% decrease in the prime rate. The average prime rate was 4.75% for the quarter ended June 30, 2002 compared to 7.35% for the quarter ended June 30, 2001.

Average loans under management decreased $18.27 million when comparing the second quarter of 2002 to the second quarter of 2001. This decrease was primarily due to maturing loans and the inability to replace them with the Company's current funding sources. The Company's ability to make additional loans depends on the ability of the Company to obtain additional sources of funding.

Rental income decreased $0.03 million to $0.96 million for the quarter ended June 30, 2002 as compared to $0.99 million for the quarter ended June 30, 2001 due to less rental income from one leased property. At June 30, 2002 the Company had $32.27 million in leased properties, net of accumulated depreciation, compared to $34.93 million at June 30, 2001.

Other income for the three months ending June 30, 2002 was composed of $0.03 million of miscellaneous income. For the three months ending June 30, 2001, other income included an unrealized gain on hedging activities of $0.05 million and $0.04 million of miscellaneous income.

Interest expense decreased 47% to $0.97 million for the quarter ended June 30, 2002 as compared to $1.84 million for the quarter ended June 30, 2001 primarily due to lower rates for the Company's cost of funds. The Company's debt cost is based primarily on variable interest rates which were significantly lower due to the decrease in interest rates set by the Federal Reserve. The average prime rate decreased 260 basis points between the second quarter of 2002 and the second quarter of 2001. The average debt balance also decreased $20.40 million in the second quarter of 2002 compared to the second quarter of 2001, which was the result of the decrease in loans noted above. As a result of interest rate swaps, the Company recognized a reduction in interest expense of $0.17 million for the quarter ended June 30, 2002 and $0.21 million for the quarter ended June 30, 2001.

Depreciation expense increased $0.02 million for the second quarter of 2002 as compared to the second quarter of 2001. Management fees and other operating expenses remained the same for the comparative quarters.

The Company and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders. However, the REIT may retain capital gains from the sale of real estate and pay income tax on that gain. Currently, the REIT has accrued $0.36 million in income tax expense based on the sale of leased property.

For the six months ended June 30, 2002 and June 30, 2001

Net income increased when comparing the first six months of 2002 to the first six months of 2001. The Company's total net income available to common shareholders for the six months ended June 30, 2002 was $1.32 million or $0.35 per share (diluted) as compared to $0.87 million or $0.23 per share (diluted) for the six months ended June 30, 2001, a 52% increase. The consumer products segment's net income decreased due to lower than expected sales as a result of the overall slowdown in the retail sector and the general economy. The financial services segment's net income increased due to the sale of a leased property.

Consumer Products

After income taxes and minority interest, the consumer products segment had a net loss of $0.18 million for the six months ended June 30, 2002 compared to net income of $0.03 million for the six months ended June 30, 2001. After giving effect to interest, rental and management fees paid to the Company, the consumer products segment's net loss was $0.57 million for the six months ended June 30, 2002, as compared to $0.56 million for the six months ended June 30, 2001.

Net sales from consumer products for the six months ended June 30, 2002 decreased 14% to $10.52 million from $12.29 million in the corresponding prior year period. This was due to decreased sales of $2.10 million at LMOD offset by increased sales of $0.33 million at LPI. LMOD's decrease was mainly due to a $2.11 million decrease in the artist studio collection sold to dealers and a $0.36 million decrease due to the end of a Disney program which was offset by closeout sales of $0.37 million of play dolls. Cost of sales decreased 7% to $6.09 million for the six months ended June 30, 2002 compared to $6.52 million for the prior year six months period. LMOD's cost of sales decreased to $4.44 million from $5.06 million while LPI's cost of sales increased to $1.65 million from $1.46 million. Total gross profit margin decreased to 42% from 47% in the prior year. LMOD's gross profit margin decreased to 45% from 50% and LPI's increased to 33% from 32%. The decrease in the gross profit margin at LMOD was due to the liquidation at cost of slow moving inventory in the amount of $0.37 million and discounting of outdated inventory from the artist studio collection.

Total operating expenses of consumer products for the six months ended June 30, 2002 were $4.54 million compared to $5.54 million for the six months ended June 30, 2001, an 18% decrease. LMOD's total operating expenses decreased $1.22 million and LPI's operating expenses increased $0.22 million. Sales and marketing expense and new product development decreased $0.41 million to $2.52 million for the six months ended June 30, 2002 compared to $2.93 million for the six months ended June 30, 2001. LMOD's sales and marketing expenses decreased $0.41 million while LPI's increased $0.05 million. New product development decreased $0.10 million at LMOD and increased $0.05 million at LPI. General and administrative expenses increased $0.12 million at LPI and decreased $0.71 million at LMOD when comparing the six months ended June 30, 2002 to the same period in 2001.

Other expenses, net, decreased $0.03 million due to a decrease in interest expense because of lower interest rates in 2002. The minority interest in earnings of subsidiaries increased for the six months ended June 30, 2002 due to a liquidation of all MHK sourced inventory and the resulting recognition of intercompany gross margin. Consumer products recorded an income tax benefit of $0.20 million for the six months ended June 30, 2002 as compared to $0.28 million for the six months ended June 30, 2001. Income tax benefit is composed of tax benefit on net loss before intercompany charges of $0.07 million and the tax benefit attributable to intercompany charges and other miscellaneous items of $0.13 million. Intercompany charges were $0.52 million for the six months ended June 30, 2002 and $0.92 million for the six months ended June 30, 2001. The decrease in the intercompany expenses was due to a decrease in interest expense due to lower interest rates.

Financial Services

Net income from financial services for the six months ended June 30, 2002 was $2.09 million compared to $1.22 million for the six months ended June 30, 2001, a 71% increase. The increase resulted from the sale of two leased properties, which resulted in income, net of related taxes, of $0.67 million and from improved net interest margins as the Company's cost of funds decreased more rapidly than revenues decreased. The net interest margin for the six months ended June 30, 2002 was 4.13% compared to 3.06% for the six months ended June 30, 2001. Net interest margin is determined by dividing the total of interest income on loans and rental income less interest expense by the total of average loans and leased properties. The financial services segment net income was $2.60 million after including interest, rental and management fees received from the consumer products segment for the six months ended June 30, 2002 and $2.14 million for the six months ended June 30, 2001.

Total revenues were $5.79 million for the six months ended June 30, 2002 compared to $6.72 million for the six months ended June 30, 2001, a 14% decrease. Interest on loans decreased 40% to $2.66 million for the six months ended June 30, 2002 from $4.42 million for the comparative quarter. The large decrease in interest income from loans was primarily due to the 41% decrease in the prime rate. The average prime rate was 4.75% for the six months ended June 30, 2002 compared to 7.99% for the six months ended June 30, 2001.

Average loans under management decreased $16.57 million when comparing the first six months of 2002 to the first six months of 2001. This decrease was primarily due to maturing loans and the inability to replace them with the Company's current funding sources. The Company's ability to make additional loans depends on the ability of the Company to obtain additional sources of funding.

Rental income decreased $0.01 million to $1.94 million for the six months ended June 30, 2002 as compared to $1.95 million for the six months ended June 30, 2001 due to less rental income from one leased property. At June 30, 2002 the Company had $32.27 million in leased properties, net of accumulated depreciation, compared to $34.88 million at June 30, 2001.

Other income for the six months ended June 30, 2002 included loan prepayment penalties of $0.11 million and $0.04 million of miscellaneous income. For the six months ended June 30, 2001, other income included an unrealized gain on hedging activities of $0.12 million, $0.05 million of fees from letters of credit and $0.05 million of miscellaneous income.

Interest expense decreased 52% to $2.00 million for the six months ended June 30, 2002 as compared to $4.19 million for the six months ended June 30, 2001 primarily due to lower rates for the Company's cost of funds. The Company's debt cost is based primarily on variable interest rates which were significantly lower due to the decrease in interest rates set by the Federal Reserve. The average prime rate decreased 324 basis points between the first six months of 2002 and the first six months of 2001. The average debt balance also decreased $17.96 million in the first six months of 2002 compared to the first six months of 2001, which was the result of the decrease in loans noted above. As a result of interest rate swaps, the Company recognized a reduction in interest expense of $0.33 million for the six months ended June 30, 2002 and $0.22 million for the six months ended June 30, 2001.

Depreciation expense increased $0.04 million for the first six months of 2002 as compared to the first six months of 2001. The total of management fees and other operating expenses remained the same for the comparative quarters.

The Company and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders. However, the REIT may retain capital gains from the sale of real estate and pay income tax on that gain. Currently, the REIT has accrued $0.36 million in income tax expense based on the sale of leased property.

Financial Condition

Consumer Products

Total assets of consumer products were $16.65 million as of June 30, 2002 and $19.17 million as of December 31, 2001, a 13% decrease.

Cash decreased to $0.16 million at June 30, 2002 from $0.68 million at December 31, 2001.

Accounts receivable, net of the allowance, decreased to $2.65 million at June 30, 2002 from $3.95 million at December 31, 2001. A decrease of $1.18 million is attributable to LMOD, and a decrease of $0.12 million is attributable to LPI. The decrease in accounts receivable is attributable to the slowdown in sales due to the economy and due to the seasonality of LMOD's sales.

Inventory was $7.02 million at June 30, 2002 compared to $6.09 million at December 31, 2001. LMOD's inventory increased $0.24 million while License Products' inventory increased $0.69 million due to its growth in 2002. Inventories are valued at lower of cost or market using the first-in, first-out
(FIFO) method.

Property and equipment, net of accumulated depreciation, decreased by $0.04 million and prepaid inventory decreased $0.34 million. Loans decreased by $0.62 million due to a loan payoff. Other assets and prepaid expenses decreased by $0.37 million due to refunds of income tax payments that were received and due to a timing difference in tradeshow and catalog expenses. The licensing agreement decreased $0.25 million due to amortization.

Goodwill was recorded when the Company purchased the remaining interest in the stock from the estate of Lee Middleton, the founder of LMOD, on April 30, 1998. The purchase price exceeded book value by $0.62 million which was being amortized over 20 years. As of December 31, 2001, the balance of the goodwill, net of accumulated amortization was $0.51 million. The Financial Accounting Standards Board issued Statement 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies). This statement provides that goodwill and indefinite lived intangible assets are no longer amortized against income but are reviewed at least annually for impairment. An impairment review is designed to determine whether the fair value, and the related recorded goodwill, of a reporting unit is below its carrying value. In the year of adoption, any impairment loss will be recorded as a cumulative effect of a change in accounting principle. Thereafter, goodwill impairment losses will be charged to operations. For the quarter ended June 30, 2002, no impairment loss was recorded.

LMOD decreased its short-term borrowings by $1.03 million under a line of credit with a related bank. Accounts payable and other liabilities decreased by $0.49 million as of June 30, 2002 compared to December 31, 2001.

Financial Services

Total assets of financial services were $122.19 million as of June 30, 2002 and $138.09 million as of December 31, 2001, a 12% decrease.

Cash increased to $0.70 million at June 30, 2002 from $0.23 million at December 31, 2001.

Interest and rent receivable increased to $0.78 million from $0.57 million. Interest income is accrued on the unpaid principal balance of loans. The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Rent is accrued on a monthly basis based on lease agreements. If it is determined by management that the lessee will not be able to make rent payments as required by the lease agreement, the accrual of rent is discontinued until management determines the rent to be collectible. The rent receivable is shown net of an allowance of $150,000.

Property and equipment and other assets decreased by $0.21 million.

The Company has adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133", and FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These statements require the Company to designate all derivative instruments as either fair value hedges or cash flow hedges and to record the hedge on the balance sheet at its fair market value. The net gain/loss on instruments classified as cash flow hedges are reported as changes in other comprehensive income. The net gain/loss on instruments classified as fair value hedges are reported as increases/decreases in current year earnings. All derivatives are marked to market on the balance sheet. The Company's interest rate swaps are cash flow hedges and had a marked to market value of $1.53 million at June 30, 2002 and $1.70 million at December 31, 2001.

Total loans decreased by $13.59 million, or 14%, to $85.63 million at June 30, 2002, from $99.22 million at December 31, 2001, with a corresponding decrease in liabilities. This decrease was primarily due to maturing loans and the inability to replace them with the Company's current funding sources. The Company's ability to make additional loans depends on the ability of the Company to obtain additional sources of funding. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal, reduced by the allowance for loan losses. Management reviews the value of the collateral securing each loan to determine if an allowance for loan losses is necessary. In management's opinion no loan loss reserve was required at June 30, 2002 or at December 31, 2001.

Leased properties decreased $2.61 million due to the sales of leased property and depreciation. Leased properties are recorded at cost and are depreciated using the straight-line method. The costs of normal repairs and maintenance are charged to expense as incurred.

The financial services' total liabilities at June 30, 2002 decreased $16.63 million. At June 30, 2002, financial services has $37.77 million outstanding in long-term debt and $64.56 million outstanding in short-term borrowings compared to $48.44 million outstanding in long-term debt and $71.01 million outstanding in short-term borrowings as of December 31, 2001. BMSBLC's short-term debt facility consists of commercial paper and drawn letters of credit backed by a $70 million line of credit that is required to be reduced by $10.0 million as of October 31, 2002 and again by $5.0 million as of February 28, 2003. The facility is being reduced at the request of one of the participating banks. The Company is attempting to replace the loss of funding sources. The Company anticipates that it will make the necessary payments on its short-term facility on or before the dates by which the reductions are required to occur by applying the proceeds from the payment of loan balances to the facility. Such payments will result in a reduction of the Company's loan portfolio unless the Company is able to make additional loans with other funding sources. The facility matures on June 27, 2003. If commercial paper would become unavailable, BMSBLC would have to draw upon its back-up line of credit which would have higher interest rates and would result in a reduction of net income. BMSBLC expects to renew its line of credit at its June 27, 2003 maturity. However, if the line of credit is not renewed, BMSBLC would have to seek other financing sources. There is no guarantee that any such alternative financing sources could be obtained. Accrued liabilities increased $0.49 million from December 31, 2001 to June 30, 2002.

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

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           Not Applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On May 2, 2002, the annual meeting of shareholders was held. At the meeting Salvatore L. Bando and David A. Geraldson were elected by the holders of Preferred Stock, voting as a separate class, to serve as Directors of the Company until the next annual meeting of the shareholders. Peter A. Fischer and George R. Schonath were elected by the holders of the Preferred Stock and the Common Stock, voting together, to serve as Directors of the Company until the next annual meeting of shareholders. The Common Stock and Preferred Stock shareholders also ratified the appointment of Virchow Krause & Company, LLP as the Company's independent public accountants for the year ending December 31, 2002.

           There were 3,727,589 issued and outstanding shares of Common Stock and 674,191 issued and outstanding shares of Preferred Stock at the time of the annual meeting. The voting on each item presented at the annual meeting was as follows:

                                                       For         Withheld
           Election of Directors
              Preferred Stock votes:
              Salvatore L. Bando                      653,792           11,260
              David A. Geraldson                      653,792           10,860

              Preferred and Common Stock votes:
              Peter A. Fischer                      3,975,202           65,540
              George R. Schonath                    3,975,902           64,840

                                    For      Against      Abstain        Total
Ratification of Accountants     3,984,392     35,726       20,624     4,040,742


Item 5.    OTHER INFORMATION

           None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    List of Exhibits

                  The Exhibits to this Quarterly Report on Form 10-Q are identified on the Exhibit Index hereto.

           (b)    Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                      THE MIDDLETON DOLL COMPANY
                                      (Registrant)


Date:    August 14, 2002              /s/ George R. Schonath
                                      ----------------------
                                      George R. Schonath
                                      President and Chief Executive Officer


Date:    August 14, 2002              /s/ Susan J. Hauke
                                      -------------------
                                      Susan J. Hauke
                                      Vice President Finance

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                  EXHIBIT INDEX


Exhibit
 Number         Exhibit

    4.1 Sixth Amendment to Credit Agreement between The Middleton Doll Company and US Bank National Association (formerly Firstar Bank, N.A.) dated June 28, 2002.

    4.2 Fifth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and US Bank National Association (formerly Firstar Bank, N.A.) dated June 28, 2002.

    11     Statement Regarding Computation of Per Share Earnings

    99.1   Chief Executive Officer Certification

    99.2   Chief Financial Officer Certification