Form 10-Q
period 2002-09-30
MIDDLETON DOLL CO
filed 2002-11-14
CIK 723209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

                                                                  or

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

On November 13, 2002, there were 3,727,589 shares outstanding of the Registrant's common stock, 6-2/3 cents par value.

                           THE MIDDLETON DOLL COMPANY
                                 FORM 10-Q INDEX


PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 2002
          (Unaudited) and December 31, 2001 . . . . . . . . . . . . . . . . . 3

          Consolidated Statements of Operations - For the Three
          and Nine Months Ended September 30, 2002 and 2001
          (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

          Consolidated Statement of Changes in Shareholders'
          Equity - For the Nine Months Ended September 30, 2002
          and 2001 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . 7

          Consolidated Statements of Cash Flows - For the Nine
          Months Ended September 30, 2002 and 2001 (Unaudited)  . . . . . . . 8

          Notes to the Consolidated Financial Statements
          (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations   . . . . . . . . . . . . . . .11

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . .19

          Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . .19

          Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . .19

          Item 4. Submission of Matters to a Vote of Security Holders . . . .19

          Item 5. Other Information . . . . . . . . . . . . . . . . . . . . .19

          Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .19

          Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

          Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . .23

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                 September 30,    December 31,
                                                     2002             2001
                                                 -------------    ------------
                                                  (Unaudited)
ASSETS
Consumer Products
Cash                                             $    348,613     $    681,267
Accounts receivable, net of allowance of
 $312,086 and $326,389 as of September 30,
 2002 and December 31, 2001, respectively           2,807,924        3,954,444
Inventory                                           7,022,980        6,093,822
Prepaid inventory                                     313,079          676,943
Prepaid corporate taxes                               102,854          798,262
Other prepaid expenses                                305,918          296,065
                                                 ------------     ------------
  Total current assets                             10,901,368       12,500,803
Property and equipment, net of accumulated
 depreciation of $2,838,681 and $2,240,331
 as of September 30, 2002 and December 31,
 2001, respectively                                 4,161,584        4,150,695
Loan                                                        -          621,968
Prepaid expenses and other assets                   1,234,733          725,432
Licensing agreement, net of accumulated               291,666          666,666
 amortization of $2,208,334 and $1,833,334
 as of September 30, 2002 and December 31,
 2001, respectively
Goodwill, net of accumulated amortization
 of $113,608 as of September 30, 2002 and
 December 31, 2001, respectively                      506,145          506,145
                                                 ------------     ------------
  Total Consumer Products Assets                   17,095,496       19,171,709
                                                 ------------     ------------
Financial Services
Cash                                                3,352,848          229,506
Interest receivable                                   342,692          431,284
Rent receivable, net of allowance of
 $150,000 as of September 30, 2002 and
 December 31, 2001                                    242,339          136,939
Loans                                              77,255,399       99,218,367
Leased properties:
  Buildings, net of accumulated depreciation
   of $2,318,110 and $1,976,037 as of
   September 30, 2002 and December 31, 2001,
   respectively                                    27,671,195       30,375,142
  Land                                              4,773,861        4,501,344
  Construction in progress                            425,159                -
                                                 ------------     ------------
    Total leased properties                        32,870,215       34,876,486
Property and equipment, net of accumulated
 depreciation of $661,875 and $610,192 as
 of September 30, 2002 and December 31,
 2001, respectively                                    89,657          141,340
Investment in swap contracts at fair value            646,491        1,704,170
Other assets                                        1,019,429        1,356,617
                                                 ------------     ------------
   Total Financial Services Assets                115,819,070      138,094,709
                                                 ------------     ------------
   Total Assets                                  $132,914,566     $157,266,418
                                                 ============     ============

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                                                 September 30,    December 31,
                                                     2002             2001
                                                 -------------    ------------
                                                  (Unaudited)
LIABILITIES, MINORITY INTEREST,
PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Consumer Products
Short-term borrowings                            $  2,842,000      $ 3,400,000
Accounts payable                                      947,566          794,179
Accrued salaries                                      261,468          217,078
Accrued liabilities                                   422,478          753,826
                                                 ------------     ------------
   Total current liabilities                        4,473,512        5,165,083
Long-term debt                                         13,759           16,518
                                                 ------------     ------------
   Total Consumer Products Liabilities              4,487,271        5,181,601
                                                 ------------     ------------

Financial Services
Commercial paper                                   59,654,826       62,806,903
Lines of credit                                     3,180,000        8,200,000
Direct pay letter of credit obligation              8,890,000        9,250,000
State of Wisconsin Investment Board notes
 payble                                            10,000,001       11,000,001
Loan participations with repurchase options        15,047,572       28,123,907
Other borrowings                                       57,669           62,317
Accrued liabilities                                 1,445,501        1,484,405
                                                 ------------     ------------
   Total Financial Services Liabilities            98,275,569      120,927,533
                                                 ------------     ------------
Minority Interest and Preferred Stock
Minority interest in subsidiaries                      65,450          255,260
Redeemable Preferred stock, 1 cent par value,
 3,000,000 shares authorized, 690,000 shares
 issued                                            17,250,000       17,250,000
Redeemable Preferred Treasury stock 15,809
 shares, at cost                                     (395,225)        (395,225)

Shareholders' Equity
Common stock, 6 2/3 cents par value,
 15,000,000 shares authorized, 4,401,599
 shares issued                                        293,441          293,441
Additional paid-in capital                         16,604,744       16,604,744
Retained earnings                                   2,412,747        2,170,816
Treasury stock, 674,010 shares, at cost            (6,725,922)      (6,725,922)
Accumulated other comprehensive income                646,491        1,704,170
                                                 ------------     ------------
   Total Shareholders' Equity                      13,231,501       14,047,249
                                                 ------------     ------------
   Total Liabilities, Minority Interest,
   Preferred Stock and Shareholders' Equity      $132,914,566     $157,266,418
                                                 ============     ============

                        THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                   For the Three Months           For the Nine Months
                                    Ended September 30,           Ended September 30,
                                --------------------------    ----------------------------
                                   2002           2001            2002            2001
                                -----------    -----------    ------------    ------------
Consumer Products
Net sales                       $ 5,335,018    $ 6,509,913    $ 15,851,315    $ 18,799,279
Cost of goods sold                3,250,288      3,702,612       9,338,510      10,220,068
                                -----------    -----------    ------------    ------------
Gross profit                      2,084,730      2,807,301       6,512,805       8,579,211

Operating expenses
  Sales and marketing               956,292      1,382,989       3,043,444       3,831,591
  New product development           194,777        275,531         628,827         758,591
  General and administrative      1,209,518        890,550       3,231,604       3,497,929
                                -----------    -----------    ------------    ------------
    Total operating expenses      2,360,587      2,549,070       6,903,875       8,088,111

Net operating income (loss)        (275,857)       258,231        (391,070)        491,100

Other income (expenses)
  Interest expense                  (41,737)       (70,089)       (125,850)       (174,243)
  Other income, net                   4,550         64,887          27,409          80,249
                                -----------    -----------    ------------    ------------
    Net other expenses              (37,187)        (5,202)        (98,441)        (93,994)

Income (loss) before income
 taxes, minority interest
 and intercompany charges          (313,044)       253,029        (489,511)        397,106
Income tax benefit (expense)        125,218       (101,212)        195,804        (158,842)
Minority interest in
 earnings of subsidiaries             2,603        (21,571)        (72,329)        (80,047)
                                -----------    -----------    ------------    ------------
Income (Loss) Before
 Intercompany Charges -
 Consumer Products                 (185,223)       130,246        (366,036)        158,217
                                -----------    -----------    ------------    ------------

Financial Services
Revenues
  Interest on loans               1,143,667      1,886,596       3,803,063       6,301,722
  Rental income                     838,629        984,565       2,776,949       2,933,099
  Gain on sale of leased
   properties                             -         19,512       1,036,248         150,979
  Gain on sale of swap
   contract                         747,000              -         747,000               -
  Other income (loss)                20,752        (71,271)        178,513         150,103
                                -----------    -----------    ------------    ------------
     Total revenues               2,750,048      2,819,402       8,541,773       9,535,903
                                -----------    -----------    ------------    ------------
Expenses
  Interest expense                  920,525      1,525,244       2,924,174       5,719,217
  Depreciation expense              199,328        258,632         627,279         648,436
  Management fee expense            248,214        246,502         759,493         745,578
  Other operating expenses          248,951        154,265         647,288         567,856
                                -----------    -----------    ------------    ------------
    Total expenses                1,617,018      2,184,643       4,958,234       7,681,087
                                -----------    -----------    ------------    ------------
  Income before income taxes
   and intercompany revenue       1,133,030        634,759       3,583,539       1,854,816
Income tax benefit (expense)         11,985              -        (352,791)              -
                                -----------    -----------    ------------    ------------
Income Before Intercompany
 Revenue - Financial Services   $ 1,145,015    $   634,759    $  3,230,748    $  1,854,816
                                -----------    -----------    ------------    ------------

                        THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
                                        (Unaudited)

                                   For the Three Months           For the Nine Months
                                    Ended September 30,           Ended September 30,
                                --------------------------    ----------------------------
                                   2002           2001            2002            2001
                                -----------    -----------    ------------    ------------
Total Company

Income (loss) before income
 taxes, minority interest
 and intercompany activity
  Consumer products             $  (313,044)   $   253,029    $   (489,511)   $    397,106
  Financial services              1,133,030        634,759       3,583,539       1,854,816
                                -----------    -----------    ------------    ------------
    Total company                   819,986        887,788       3,094,028       2,251,922
Income tax benefit                  293,200         16,877         128,462         296,944
Minority interest in
 earnings of subsidiaries             2,603        (21,571)        (72,329)        (80,047)
                                -----------    -----------    ------------    ------------

Net income                        1,115,789        883,094       3,150,161       2,468,819
Preferred stock dividends          (359,428)      (359,428)     (1,078,284)     (1,078,284)
                                -----------    -----------    --------------  ------------
Net income available to
 common shareholders            $   756,361    $   523,666    $  2,071,877    $  1,390,535
                                ===========    ===========    ============    ============

Basic Earnings Per Common
 Share                          $      0.20    $      0.14    $       0.56    $       0.37
                                ===========    ===========    ============    ============

Diluted Earnings Per Common
 Share                          $      0.20    $      0.14    $       0.56    $       0.37
                                ===========    ===========    ============    ============

Weighted average shares
 outstanding (diluted)            3,727,589      3,727,589       3,727,589       3,727,589
                                ===========    ===========    ============    ============

Segment Reconciliation

Consumer Products
  Income (loss) before
   intercompany charges         $  (185,223)   $   130,246    $   (366,036)   $    158,217
  Interest/rental expense to
   parent                          (130,358)      (172,544)       (431,449)       (887,544)
  Management fees to parent        (106,917)      (105,842)       (324,760)       (314,011)
  Applicable income tax
   benefit related to
   intercompany charges and
   other items                      155,998        118,089         285,449         455,786
                                -----------    -----------    ------------    ------------
Total segment net loss             (266,500)       (30,051)       (836,796)       (587,552)

Financial Services
  Income before intercompany
   revenue                        1,145,015        634,759       3,230,748       1,854,816
  Interest/rental income
   from subsidiary                  130,358        172,544         431,449         887,544
  Management fees from
   subsidiary                       106,917        105,842         324,760         314,011
                                -----------    -----------    ------------    ------------
Total segment net income          1,382,290        913,145       3,986,957       3,056,371

Net Income                      $ 1,115,790    $   883,094    $  3,150,161    $  2,468,819
                                ===========    ===========    ============    ============

                                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                   (Unaudited)

                                                                                       Accumulated
                                          Additional                      Common          Other
                               Common       Paid-In       Retained       Treasury     Comprehensive
                               Stock        Capital       Earnings         Stock         Income          Total
                              ---------   -----------   ------------   ------------   -------------   -----------

BALANCES,
December 31, 2000             $ 293,441   $16,604,744   $ 2,965,814    $(6,725,922)    $         -    $13,138,077
                                                                                                      -----------
Comprehensive income
  Net income nine months
  ended September 30, 2001            -             -     2,468,819              -               -      2,468,819
  Change in fair market
   value of interest rate
   swap agreement                     -             -             -              -       2,114,874      2,114,874
                                                                                                      -----------
Total Comprehensive Income                                                                              4,583,693
                                                                                                      -----------
Cash dividends on
 preferred stock                      -             -    (1,078,284)             -               -     (1,078,284)
Cash dividends on common
 stock                                -             -    (1,829,945)             -               -     (1,829,945)
                              ---------   -----------   -----------    -----------     -----------    -----------
BALANCES,
September 30, 2001            $ 293,441   $16,604,744   $ 2,526,404    $(6,725,922)    $ 2,114,874    $14,813,541
                              =========   ===========   ===========    ===========     ===========    ===========
BALANCES,
December 31, 2001             $ 293,441   $16,604,744   $ 2,170,816    $(6,725,922)    $ 1,704,170    $14,047,249
                                                                                                      -----------
Comprehensive income
  Net income nine months
  ended September 30, 2002            -             -     3,150,161              -               -      3,150,161
  Change in fair market
   value of interest rate
   swap agreement                     -             -             -              -      (1,057,679)    (1,057,679)
                                                                                                      -----------
Total Comprehensive Income                                                                              2,092,482
                                                                                                      -----------
Cash dividends on
 preferred stock                      -             -    (1,078,284)             -               -     (1,078,284)
Cash dividends on
 common stock                         -             -    (1,829,946)             -               -     (1,829,946)
                              ---------   -----------   -----------    -----------     -----------    -----------
BALANCES,
September 30, 2002            $ 293,441   $16,604,744   $ 2,412,747    $(6,725,922)      $ 646,491    $13,231,501
                              =========   ===========   ===========    ===========     ===========    ===========

                                 THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                     For the Three Months           For the Nine Months
                                                   Ended September 30, 2002       Ended September 30, 2001
                                                  ---------------------------   ----------------------------
                                                   Consumer       Financial       Consumer       Financial
                                                   Products       Services        Products       Services
                                                  -----------   -------------   ------------   -------------
Cash Flows from Operating Activities:
Segment income (loss)                             $ (836,796)   $  3,986,957    $  (587,552)   $  3,056,371
Adjustments to reconcile segment net income to
 net cash flows from operating activities
  Depreciation and amortization                      973,350         627,279        282,627         648,438
  Provision for losses on accounts receivable        100,109               -        199,300               -
  Provision for inventory reserve                   (230,501)              -        288,696               -
  Change in appreciation on investments                    -          16,384              -          27,005
  Gain on sale of leased properties                        -      (1,036,248)             -        (150,979)
  Change in minority interest in subsidiaries       (189,810)              -         80,047               -
Net change in:
  Accounts receivable                              1,046,411               -        326,281               -
  Inventory                                          (21,714)              -       (442,147)              -
  Interest receivable                                      -          88,592              -         220,943
  Rent receivable                                          -        (105,400)             -          94,499
  Other assets                                      (136,825)        320,804       (764,561)        (59,920)
  Accounts payable                                   153,387               -       (304,023)              -
  Other liabilities                                 (286,958)        (38,904)       126,676          71,005
                                                  ----------    ------------    -----------    ------------
Net Cash Flows from Operating Activities             570,653       3,859,464       (794,656)      3,907,362
                                                  ----------    ------------    -----------    ------------
Cash Flows from Investing Activities:
  Net loan repayments received                       621,968      21,962,968              -       8,847,450
  Proceeds from sale of leased properties                  -       3,338,030              -       1,385,816
  Purchase or construction of leased property              -        (871,107)             -      (1,464,884)
  Capital expenditures                              (609,239)              -       (649,126)              -
                                                  ----------    ------------    -----------    ------------
Net Cash Flows from Investing Activities              12,729      24,429,891       (649,126)      8,768,382
                                                  ----------    ------------    -----------    ------------
Cash Flows from Financing Activities:
  Net change in short term borrowings               (558,000)              -      2,329,074               -
  Net change in commercial paper                           -      (3,152,077)             -         149,108
  Net change in lines of credit                            -      (5,020,000)             -        (625,000)
  Net payments on letter of credit                         -        (360,000)             -        (390,000)
  Repayment of SWIB notes                                  -      (1,000,000)             -      (1,000,000)
  Repayment of loan participations with
     repurchase options                                    -     (13,076,335)             -      (7,176,591)
  Net change in other notes payable                   (2,759)         (4,648)        (5,343)         (4,395)
  Preferred stock dividends paid                           -      (1,078,284)             -      (1,078,284)
  Common stock dividends paid                              -      (1,829,946)             -      (1,829,945)
  Net intercompany transactions                     (355,277)        355,277        (74,998)         74,998
                                                  ----------    ------------    -----------    ------------
Net Cash Flows from Financing Activities            (916,036)    (25,166,013)     2,248,733     (11,880,109)
                                                  ----------    ------------    -----------    ------------
Net change in cash and cash equivalents             (332,654)      3,123,342        804,951         795,635
Cash and equivalents beginning of period             681,267         229,506        628,418          85,276
                                                  ----------    ------------    -----------    ------------
Cash and equivalents end of period                $  348,613    $  3,352,848    $ 1,433,369    $    880,911
                                                  ==========    ============    ===========    ============

Supplemental Cash Flow Disclosures
  Cash paid for interest                          $  125,850    $  2,279,248    $   174,243    $ 5,656,204
                                                  ==========    ============    ===========    ============
  Cash paid for (refund of) income taxes          $ (653,907)   $     52,985    $   214,704    $         -
                                                  ==========    ============    ===========    ============

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


NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of September 30, 2002 and December 31, 2001 and the results of operations for the three months and nine months ended September 30, 2002 and 2001 and statement of changes in shareholders' equity and cash flows for the nine months ended September 30, 2002 and 2001 have been made. Such adjustments consisted only of normal recurring items. Operating results for the periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-K. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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


NOTE 5.   INVENTORY

Inventories of LMOD and LPI are valued at the lower of cost or market and utilize the first-in, first-out (FIFO) method to determine cost. The components of inventory are as follows:

                                         September 30, 2002   December 31, 2001
                                         ------------------   -----------------

Raw materials                                $ 1,961,444         $ 2,116,694
Work in process                                  101,617             113,163
Finished goods                                 5,012,758           4,147,305
                                             -----------         -----------
                                               7,075,819           6,377,162
Less:  reserve for obsolete inventory            (52,839)           (283,340)
                                             -----------         -----------
                                             $ 7,022,980         $ 6,093,822
                                             ===========         ===========


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

NOTE 8.   COMMITMENTS

Undisbursed construction and loan commitments totaled $2.98 million at September 30, 2002.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Amounts presented as of September 30, 2002 and December 31, 2001, and for the nine months and three months ended September 30, 2002 and September 30, 2001 include the consolidation of two segments. The financial services segment includes The Middleton Doll Company (the "Company") and Bando McGlocklin Small Business Lending Corporation ("BMSBLC"), a 100% owned subsidiary of the Company. The consumer products segment includes Lee Middleton Original Dolls, Inc. ("LMOD"), a 99% owned subsidiary of the Company, Middleton (HK) Limited ("MHK"), a 51% owned subsidiary of LMOD and License Products, Inc. ("LPI"), a 100% owned subsidiary of LMOD.

Results of Operations

For the three months ended September 30, 2002 and September 30, 2001

Net income increased when comparing the third quarter of 2002 to the third quarter of 2001. The Company's total net income available to common shareholders for the quarter ended September 30, 2002 was $0.76 million or $0.20 per share (diluted) as compared to $0.52 million or $0.14 per share (diluted) for the quarter ended September 30, 2001, a 46% increase. The consumer products segment incurred a net loss due to lower than expected sales as a result of the overall slowdown in the retail sector and the general economy. The financial services segment's net income increased due to a $0.75 million gain on the termination of interest rate swaps.

Consumer Products

After income taxes and minority interest, the consumer products segment had a net loss of $0.19 million for the quarter ended September 30, 2002 compared to net income of $0.13 million for the quarter ended September 30, 2001. After giving effect to interest, rental and management fees paid to the Company, the consumer products segment's net loss was $0.27 million for the three months ended September 30, 2002, as compared to a net loss of $0.03 million for the three months ended September 30, 2001.

Net sales from consumer products for the quarter ended September 30, 2002 decreased 18% to $5.34 million from $6.51 million in the corresponding prior year period. This was due to decreased sales of $1.98 million at LMOD offset by increased sales of $0.81 million at LPI. LMOD's decrease was mainly due to a $1.30 million decrease in the artist studio collection sold to dealers. Approximately 600 of LMOD's 2,500 dealers have ceased operation during 2002; however, LMOD has added approximately 400 new dealers. Additionally, existing dealers have been ordering conservatively, approximately 20% below last year's levels. Cost of sales decreased 12% to $3.25 million for the quarter ended September 30, 2002 compared to $3.70 million for the prior year quarter. LMOD's cost of sales decreased to $2.31 million from $3.26 million while LPI's cost of sales increased to $0.94 million from $0.44 million. Total gross profit margin decreased to 39% from 43% in the prior year. LMOD's gross profit margin decreased to 40% from 45% and LPI's increased to 35% from 30%. The decrease in the gross profit margin at LMOD was due to the continued liquidation of slow moving inventory and discounting of excess inventory items. The increase in the gross profit margin at LPI was due to the introduction of new products, better pricing from suppliers based on volume and the increase in sales to existing customers.

Total operating expenses of consumer products for the quarter ended September 30, 2002 were $2.36 million compared to $2.55 million for the quarter ended September 30, 2001, a 7% decrease. LMOD's total operating expenses decreased $0.39 million and LPI's operating expenses increased $0.20 million. Sales and marketing expense and new product development decreased $0.51 million to $1.15 million for the quarter ended September 30, 2002 compared to $1.66 million for the quarter ended September 30, 2001. LMOD's sales and marketing expenses decreased $0.49 million while LPI's increased $0.06 million. LMOD's cost reductions resulted from a decrease in personnel and a reduction in advertising, catalog and promotional expenses. LPI's increase was due to additional advertising allowances for customers. New product development decreased $0.12 million at LMOD and increased $0.04 million at LPI. General and administrative expenses increased $0.22 million at LMOD and increased $0.10 million at LPI when comparing the quarter ended September 30, 2002 to the same quarter in 2001.

Other expenses, net, increased $0.03 million. Interest expense decreased $0.03 million; however, other income decreased $0.06 million. Consumer products recorded an income tax benefit of $0.29 million for the quarter ended September 30, 2002 as compared to $0.02 million for the quarter ended September 30, 2001. Income tax benefit for the third quarter of 2002 is composed of tax benefit on net loss before intercompany charges of $0.13 million and the tax benefit attributable to intercompany charges and other miscellaneous items of $0.16 million. Intercompany charges were $0.24 million for the quarter ended September 30, 2002 and $0.28 million for the quarter ended September 30, 2001. The decrease in the intercompany expenses was due to a decrease in interest expense due to lower interest rates.

Financial Services

Net income from financial services for the quarter ended September 30, 2002 was $1.15 million compared to $0.63 million for the quarter ended September 30, 2001, an 83% increase. The increase resulted from the termination of two swap agreements totaling $0.75 million. If interest, rental and management fees from the consumer products segment were included in the financial services segment net income, the net income for the quarter ended September 30, 2002 would have been $1.38 million and for the quarter ended September 30, 2001 net income would have been $0.91 million.

The net interest margin for the quarter ended September 30, 2002 was 3.53% compared to 3.74% for the quarter ended September 30, 2001. Net interest margin is determined by dividing the total of interest income on loans and rental income less interest expense by the total of average loans and leased properties. The decrease in net interest margin resulted from the transfer of $42,000 of interest income and $55,000 of rental income to nonaccrual status during the quarter ended September 30, 2002.

Total revenues were $2.75 million for the quarter ended September 30, 2002 and $2.82 million for the quarter ended September 30, 2001. Interest on loans decreased 40% to $1.14 million for the quarter ended September 30, 2002 from $1.89 million for the comparative quarter. The large decrease in interest income from loans was due to the 28% decrease in the prime rate and due to the decrease in the average loans outstanding. The average prime rate was 4.75% for the quarter ended September 30, 2002 compared to 6.57% for the quarter ended September 30, 2001.

Average loans under management decreased $21.11 million when comparing the third quarter of 2002 to the third quarter of 2001. This decrease was primarily due to maturing loans and the inability to replace them with the Company's current funding sources. The Company's ability to make additional loans depends on the ability of the Company to obtain additional sources of funding.

Rental income decreased $0.14 million to $0.84 million for the quarter ended September 30, 2002 as compared to $0.98 million for the quarter ended September 30, 2001. The sale of one leased property resulted in a reduction of $0.09 million in rents and the transfer of $0.05 million to nonaccrual status accounted for the remaining decrease. At September 30, 2002 the Company had $32.87 million in leased properties, net of accumulated depreciation, compared to $34.88 million at September 30, 2001.

Other income for the three months ending September 30, 2002 was composed of $0.75 million from the termination of swap contracts and $0.02 million of miscellaneous income. For the three months ending September 30, 2001, other income included $0.02 million from the sale of a leased property, $0.05 million of miscellaneous income and an unrealized loss on hedging activities of $0.12 million due to a change in accounting methods between the second and third quarter of 2001.

Interest expense decreased 40% to $0.92 million for the quarter ended September 30, 2002 as compared to $1.53 million for the quarter ended September 30, 2001. Lower rates for the Company's cost of funds and a decrease in the outstanding average debt balance resulted in the decrease in interest expense. The Company's debt cost is based primarily on variable interest rates which were significantly lower due to the decrease in interest rates set by the Federal Reserve. The average prime rate decreased 182 basis points between the third quarter of 2002 and the third quarter of 2001. The average debt balance also decreased $26.10 million in the third quarter of 2002 compared to the third quarter of 2001, which was the result of the decrease in loans noted above. As a result of interest rate swaps, the Company recognized a reduction in interest expense of $0.10 million for the quarter ended September 30, 2002 and $0.28 million for the quarter ended September 30, 2001.

Depreciation expense decreased $0.06 million for the third quarter of 2002 as compared to the third quarter of 2001 due to the decrease in leased properties. Other operating expenses increased $0.09 million for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001. Legal expenses of $0.03 million were incurred to obtain a loan recovery of $0.47 million. Additional debt issue costs of $0.02 million were expensed during the quarter due to the prepayment of a real estate loan. Leased property expenses increased $0.03 million due to insurance and real estate tax expenses incurred with regard to two properties. Miscellaneous operating expenses increased $0.01 million.

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


For the nine months ended September 30, 2002 and September 30, 2001

Net income increased when comparing the first nine months of 2002 to the first nine months of 2001. The Company's total net income available to common shareholders for the nine months ended September 30, 2002 was $2.07 million or $0.56 per share (diluted) as compared to $1.39 million or $0.37 per share (diluted) for the nine months ended September 30, 2001, a 49% increase. The consumer products segment incurred a net loss due to lower than expected sales as a result of the overall slowdown in the retail sector and the general economy. The financial services segment's net income increased $0.67 million, net of related taxes, from the sale of two leased properties and $0.75 million from the termination of interest rate swap agreements.

Consumer Products

After income taxes and minority interest, the consumer products segment had a net loss of $0.37 million for the nine months ended September 30, 2002 compared to net income of $0.16 million for the nine months ended September 30, 2001. After giving effect to interest, rental and management fees paid to the Company, the consumer products segment's net loss was $0.84 million for the nine months ended September 30, 2002, as compared to $0.59 million for the nine months ended September 30, 2001.

Net sales from consumer products for the nine months ended September 30, 2002 decreased 16% to $15.85 million from $18.80 million in the corresponding prior year period. This was due to decreased sales of $4.09 million at LMOD offset by increased sales of $1.14 million at LPI. LMOD's decrease was mainly due to a $3.41 million decrease in the artist studio collection sold to dealers and a $0.36 million decrease due to the end of a Disney program. Approximately 600 of LMOD's 2,500 dealers have ceased operations during 2002; however, LMOD has added approximately 400 new dealers. Additionally, existing dealers have been ordering conservatively, approximately 20% below last year's levels. Cost of sales decreased 9% to $9.34 million for the nine months ended September 30, 2002 compared to $10.22 million for the prior year nine months period. LMOD's cost of sales decreased to $6.75 million from $8.31 million while LPI's cost of sales increased to $2.59 million from $1.91 million. Total gross profit margin decreased to 41% from 46% in the prior year. LMOD's gross profit margin decreased to 43% from 48% and LPI's increased to 34% from 31%. The decrease in the gross profit margin at LMOD was due to the continued liquidation of slow moving inventory and discounting of excess inventory items. The increase in the gross profit margin at LPI was due to the introduction of new products, better pricing from suppliers based on volume and the increase in sales to existing customers.

Total operating expenses of consumer products for the nine months ended September 30, 2002 were $6.90 million compared to $8.09 million for the nine months ended September 30, 2001, a 15% decrease. LMOD's total operating expenses decreased $1.61 million and LPI's operating expenses increased $0.42 million. Sales and marketing expense and new product development decreased $0.92 million to $3.67 million for the nine months ended September 30, 2002 compared to $4.59 million for the nine months ended September 30, 2001. LMOD's sales and marketing expenses decreased $0.90 million while LPI's increased $0.11 million. LMOD's cost reductions resulted from a decrease in personnel and a reduction in advertising, catalog and promotional expenses while LPI's increase was due to additional advertising allowances for customers. New product development decreased $0.22 million at LMOD and increased $0.09 million at LPI. General and administrative expenses decreased $0.49 million at LMOD and increased $0.22 million at LPI when comparing the nine months ended September 30, 2002 to the same period in 2001.

There was no significant change to other expenses for the nine month periods. The minority interest in earnings of subsidiaries decreased for the nine months ended September 30, 2002 primarily due to the liquidation of the MHK subsidiary, resulting in a dividend payment to the minority shareholder. Consumer products recorded an income tax benefit of $0.48 million for the nine months ended September 30, 2002 as compared to $0.30 million for the nine months ended September 30, 2001. Income tax benefit is composed of tax benefit on net loss before intercompany charges of $0.20 million and the tax benefit attributable to intercompany charges and other miscellaneous items of $0.28 million. Intercompany charges were $0.76 million for the nine months ended September 30, 2002 and $1.20 million for the nine months ended September 30, 2001. The decrease in the intercompany expenses was due to a decrease in interest expense due to lower interest rates.

Financial Services

Net income from financial services for the nine months ended September 30, 2002 was $3.23 million compared to $1.85 million for the nine months ended September 30, 2001, a 75% increase. The increase resulted from the sale of two leased properties, which resulted in income, net of related taxes, of $0.67 million and from the termination of two swap agreements totaling $0.75 million. If interest, rental and management fees from the consumer products segment were included in the financial services segment net income, the net income for the nine months ended September 30, 2002 would have been $3.99 million and for the nine months ended September 30, 2001 net income would have been $3.06 million.

The net interest margin for the nine months ended September 30, 2002 was 3.86% compared to 3.24% for the nine months ended September 30, 2001. Net interest margin is determined by dividing the total of interest income on loans and rental income less interest expense by the total of average loans and leased properties. The increase is the result of the Company's cost of funds falling faster than the rates charged by the Company to borrowers and to tenants of leased properties.

Total revenues were $8.54 million for the nine months ended September 30, 2002 and $9.54 million for the nine months ended September 30, 2001. Interest on loans decreased 40% to $3.80 million for the nine months ended September 30, 2002 from $6.30 million for the comparative period. The large decrease in interest income from loans was due to the 37% decrease in the prime rate and due to the decrease in the average loans outstanding. The average prime rate was 4.75% for the nine months ended September 30, 2002 compared to 7.52% for the nine months ended September 30, 2001.

Average loans under management decreased $18.08 million when comparing the first nine months of 2002 to the first nine months of 2001. This decrease was primarily due to maturing loans and the inability to replace them with the Company's current funding sources. The Company's ability to make additional loans depends on the ability of the Company to obtain additional sources of funding.

Rental income decreased $0.15 million to $2.78 million for the nine months ended September 30, 2002 as compared to $2.93 million for the nine months ended September 30, 2001. The sale of one leased property resulted in a reduction of $0.10 million in rents and the transfer of $0.05 million to nonaccrual status accounted for the remaining decrease. At September 30, 2002 the Company had $32.87 million in leased properties, net of accumulated depreciation, compared to $34.88 million at September 30, 2001.

Other income for the nine months ended September 30, 2002 included a gain of $1.04 million on the sale of leased property and $0.75 million from the termination of a swap agreement. Loan prepayment penalties of $0.11 million and $0.07 million of miscellaneous income comprised the balance of other income. For the nine months ended September 30, 2001, other income included a gain of $0.15 million on the sale of leased property, $0.07 million of fees from letters of credit and $0.08 million of miscellaneous income.

Interest expense decreased 49% to $2.92 million for the nine months ended September 30, 2002 as compared to $5.72 million for the nine months ended September 30, 2001. Lower rates for the Company's cost of funds and a decrease in the outstanding average debt balance resulted in the decrease in interest expense. The Company's debt cost is based primarily on variable interest rates which were significantly lower due to the decrease in interest rates set by the Federal Reserve. The average prime rate decreased 277 basis points between the first nine months of 2002 and the first nine months of 2001. The average debt balance also decreased $20.6 million in the first nine months of 2002 compared to the first nine months of 2001, which was the result of the decrease in loans noted above. As a result of interest rate swaps, the Company recognized a reduction in interest expense of $0.43 million for the nine months ended September 30, 2002 and $0.51 million for the nine months ended September 30, 2001.

Depreciation expense decreased $0.02 million for the first nine months of 2002 as compared to the first nine months of 2001 due to the decrease in leased properties. Other operating expenses increased $0.09 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Legal expenses of $0.03 million were incurred to obtain a loan recovery of $0.47 million. Additional debt issue costs of $0.02 million were expensed during the period due to the prepayment of a real estate loan. Leased property expenses increased $0.03 million due to insurance and real estate tax expenses incurred with regard to two properties. Miscellaneous operating expenses increased $0.01 million.

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


Financial Condition

Consumer Products

Total assets of consumer products were $17.10 million as of September 30, 2002 and $19.17 million as of December 31, 2001, an 11% decrease.

Cash decreased to $0.35 million at September 30, 2002 from $0.68 million at December 31, 2001.

Accounts receivable, net of the allowance, decreased to $2.81 million at September 30, 2002 from $3.95 million at December 31, 2001. A decrease of $0.77 million is attributable to LMOD, and a decrease of $0.37 million is attributable to LPI. The decrease in accounts receivable is attributable to the decrease in sales due to the economy.

Inventory was $7.02 million at September 30, 2002 compared to $6.09 million at December 31, 2001. LMOD's inventory increased $0.07 million while License Products' inventory increased $0.86 million primarily in anticipation of the west coast dock strike and Christmas sales. Inventories are valued at lower of cost or market using the first-in, first-out (FIFO) method.

Property and equipment, net of accumulated depreciation, increased by $0.01 million and prepaid inventory decreased $0.36 million. Loans decreased by $0.62 million due to a loan payoff. Other assets and prepaid expenses decreased by $0.18 million due to refunds of income tax payments that were received net of the current tax benefit. The licensing agreement decreased $0.38 million due to amortization.

Goodwill was recorded when the Company purchased the remaining interest in the stock from the estate of Lee Middleton, the founder of LMOD, on April 30, 1998. The purchase price exceeded book value by $0.62 million which was being amortized over 20 years. As of December 31, 2001, the balance of the goodwill, net of accumulated amortization was $0.51 million. The Financial Accounting Standards Board issued Statement 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies). This statement provides that goodwill and indefinite lived intangible assets are no longer amortized against income but are reviewed at least annually for impairment. An impairment review is designed to determine whether the fair value, and the related recorded goodwill, of a reporting unit is below its carrying value. In the year of adoption, any impairment loss will be recorded as a cumulative effect of a change in accounting principle. Thereafter, goodwill impairment losses will be charged to operations. For the nine months ended September 30, 2002, no impairment loss was recorded.

LMOD decreased its short-term borrowings by $0.56 million under a line of credit with a related bank. Accounts payable and other liabilities decreased by $0.13 million as of September 30, 2002 compared to December 31, 2001.

Financial Services

Total assets of financial services were $115.82 million as of September 30, 2002 and $138.09 million as of December 31, 2001, a 16% decrease.

Cash increased to $3.35 million at September 30, 2002 from $0.23 million at December 31, 2001. A loan pay off of $3.26 million was received at the end of September of 2002 and was used to decrease the commercial paper facility in October of 2002.

Interest and rent receivable increased to $0.59 million from $0.57 million. Interest income is accrued on the unpaid principal balance of loans. The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured. For the nine months ended September 30, 2002, three borrowers were on nonaccrual resulting in $0.10 million of gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms. Rent is accrued on a monthly basis based on lease agreements. If it is determined by management that the lessee will not be able to make rent payments as required by the lease agreement, the accrual of rent is discontinued until management determines the rent to be collectible. For the nine months ended September 30, 2002, two borrowers were on nonaccrual resulting in $0.20 million of rental income which would have been recorded had the tenants been current in accordance with their leases. The rent receivable is shown net of an allowance of $150,000.

Property and equipment and other assets decreased by $0.39 million.

The Company has adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133", and FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These statements require the Company to designate all derivative instruments as either fair value hedges or cash flow hedges and to record the hedge on the balance sheet at its fair market value. The net gain/loss on instruments classified as cash flow hedges are reported as changes in other comprehensive income. The net gain/loss on instruments classified as fair value hedges are reported as increases/decreases in current year earnings. All derivatives are marked to market on the balance sheet. The Company's interest rate swaps are cash flow hedges and had a marked to market value of $0.65 million at September 30, 2002 and $1.70 million at December 31, 2001. The decrease in swaps is the result of the sale of some of the interest rate swap contracts.

Total loans decreased by $21.96 million, or 22%, to $77.26 million at September 30, 2002, from $99.22 million at December 31, 2001, with a corresponding decrease in liabilities. This decrease was primarily due to maturing loans and the inability to replace them with the Company's current funding sources. The Company's ability to make additional loans depends on the ability of the Company to obtain additional sources of acceptable funding. As loans mature, the Company reduces its outstanding indebtedness by the amount of the maturing loans. If the Company is not able to secure additional acceptable funding to replace the debt which has been paid, the Company's loan portfolio will decline, with a resulting decrease in net income. To date, the Company has not been able to obtain additional acceptable sources of funding. As noted earlier in this paragraph, the Company's loan portfolio has decreased $21.96 million in the nine months ended September 30, 2002, continuing a decline from $99.22 million at December 31, 2001. The Company is constantly seeking additional acceptable sources of funding but, to date, has not been successful in obtaining additional acceptable funding sources. If, however, the Company were able to replace existing debt with the proceeds of other funding sources, the Company would seek to use such proceeds to make new loans. However, the Company's management agreement with InvestorsBank prevents it from making new loans to other than existing customers without the prior consent of InvestorsBank. Neither the ability of the Company to obtain new funding sources nor the likelihood that the Company could utilize such funding sources to make new loans is certain or guaranteed.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal, reduced by the allowance for loan losses. Management reviews the value of the collateral securing each loan to determine if an allowance for loan losses is necessary. In management's opinion no loan loss reserve was required at September 30, 2002 or at December 31, 2001.

Leased properties decreased $2.01 million due to the sales of leased property and depreciation. Leased properties are recorded at cost and are depreciated using the straight-line method. The costs of normal repairs and maintenance are charged to expense as incurred.

The financial services' total liabilities at September 30, 2002 decreased $22.65 million. At September 30, 2002, financial services had $34.0 million outstanding in long-term debt and $62.83 million outstanding in short-term borrowings compared to $48.44 million outstanding in long-term debt and $71.01 million outstanding in short-term borrowings as of December 31, 2001. BMSBLC's short-term debt facility consists of commercial paper and drawn letters of credit backed by a $70 million line of credit that is required to be reduced by $10.0 million as of October 31, 2002 and again by $5.0 million as of February 28, 2003. The facility is being reduced at the request of one of the participating banks. The Company is attempting to replace the loss of funding sources. The Company has reduced the facility by $10 million as of October 31, 2002 and anticipates that it will make the $5.0 million payment due February 28, 2003. Such payments will result in a reduction of the Company's loan portfolio unless the Company is able to make additional loans with other funding sources. The facility matures on June 27, 2003. If commercial paper would become unavailable, BMSBLC would have to draw upon its back-up line of credit which would have higher interest rates and would result in a reduction of net income. BMSBLC expects to renew its line of credit at its June 27, 2003 maturity. However, if the line of credit is not renewed, BMSBLC would have to seek other financing sources. There is no guarantee that any such alternative financing sources could be obtained. Accrued liabilities decreased $0.03 million from December 31, 2001 to September 30, 2002.


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


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may", "will", "could", "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, including the condition of the local real estate market, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, competition, demand for financial services in the Company's market area, demand for the Company's consumer products, payment when due of principal and interest on loans made by the Company, payment of rent by lessees on Company properties, reduction in loans and property owned by the Company, the ability of the Company to obtain additional acceptable funding sources and the necessity to make additions to the Company's loan loss reserve. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See the Company's most recent Annual Report filed on Form 10-K (Item 7A). There has been no material change in this information.


ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. During the prior ninety-day period, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

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

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                           THE MIDDLETON DOLL COMPANY
                                           (Registrant)


Date:   November 13, 2002                  /s/ George R. Schonath
                                           -------------------------------------
                                           George R. Schonath
                                           President and Chief Executive Officer


Date:   November 13, 2002                  /s/ Susan J. Hauke
                                           -------------------------------------
                                           Susan J. Hauke
                                           Vice President Finance

I, George R. Schonath, Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Middleton Doll Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 13, 2002                      /s/ George R. Schonath
                                               ------------------------------
                                               George R. Schonath
                                               Chief Executive Officer

I, Susan J. Hauke, Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Middleton Doll Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002                       /s/ Susan J. Hauke
                                               ------------------------------
                                               Susan J. Hauke
                                               Vice President Finance and
                                               Chief Financial Officer

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q


                                  EXHIBIT INDEX


Exhibit
Number              Exhibit
-------             -------

11                  Statement Regarding Computation of Per Share Earnings

99.1                Chief Executive Officer Certification

99.2                Chief Financial Officer Certification