Form 10-K
period 2002-12-31
MIDDLETON DOLL CO
filed 2003-03-31
CIK 723209

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the year ended December 31, 2002;
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from __________ to
     __________

                        Commission File Number: 811-3787

                           THE MIDDLETON DOLL COMPANY
             (Exact name of registrant as specified in its charter)

          Wisconsin                                  39-1364345
          ---------                                  ----------
(State or other jurisdiction                      (I.R.S. Employer
      of incorporation)                           Identification No.)

         W239 N1700 Busse Road
          Waukesha, Wisconsin                                 53188-1160
          -------------------                                 -----------
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (262) 523-4300
 - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
             Title of Class                            Title of Class
  Common Stock, 6-2/3 cents Par Value         Preferred Stock, $0.01 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at March 14, 2003 was $12,421,976.

     The number of shares of common stock outstanding at March 14, 2003 was 3,727,589.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                      -----------------------------------

Portions of the The Middleton Doll Company Proxy Statement for the 2003 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant's year) are upon such filing, incorporated by reference into Part III.

                           THE MIDDLETON DOLL COMPANY

                       Index to Annual Report on Form 10-K
                      For the Year Ended December 31, 2002


PART  I....................................................................... 3

         Item 1.    Description of Business....................................3

         Item 2.    Properties.................................................9

         Item 3.    Legal Proceedings..........................................9

         Item 4.    Submission of Matters to a Vote of Security Holders........9

PART  II......................................................................10

         Item 5.    Market for Common Equity and Related Stockholder Matters..10

         Item 6.    Selected Financial Data (In thousands, except per
                    share data)...............................................10

         Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations (for the years
                    ended December 31, 2002, 2001 and 2000)...................11

         Item 7A.   Quantitative and Qualitative Disclosures About
                    Market Risk...............................................19

         Item 8.    Financial  Statement and Supplementary  Data..............21

PART  III.....................................................................57

         Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.......................57

         Item 10.   Directors and Executive Officers of the  Registrant.......57

         Item 11.   Executive Compensation....................................57

         Item 12.   Security Ownership of Certain Beneficial Owners
                    and Management............................................57

         Item 13.   Certain Relationships and Related Transactions............57

         Item 14.   Controls and Procedures...................................57

PART  IV......................................................................58

         Item 15.   Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K.......................................58

                                     Part I

Item 1. Description of Business


                                  Introduction

     The Middleton Doll Company (the "Company") was incorporated in February, 1980 to provide long-term collateralized loans to small businesses. At present the Company consists of two business segments, the Financial Services Business and the Consumer Products Business.

     The Financial Services Business segment consists of the Company and its wholly-owned subsidiary, Bando McGlocklin Small Business Lending Corporation (BMSBLC). Both the Company and BMSBLC are operated as a real estate investment trust ("REIT") pursuant to the provisions of Section 856 of the Internal Revenue Code of 1986, as amended. The principal business of the segment is making mortgage loans and leasing buildings to small businesses. The segment also participates in mortgage loans with third party loan originators.

     The Consumer Products Business segment consists of a 99% interest in Lee Middleton Original Dolls, Inc. ("LMOD"). George R. Schonath, President and Chief Executive Officer, owns the remaining 1% of the stock of LMOD. LMOD is a manufacturer of vinyl collectible dolls and a distributor of vinyl play dolls. LMOD has a wholly-owned subsidiary, License Products, Inc. ("LPI"), that designs, develops and markets a line of quality, proprietary time pieces. On January 1, 2002, LMOD, which previously owned 51% of LPI, acquired the remaining outstanding 49% interest in LPI. Also during 2002, LMOD disposed of its 51% interest in Middleton (HK) Limited ("MHK"), a Hong Kong corporation that provided LMOD with raw material and finished goods from Asia. Neither of these transactions had a material impact upon the financial statements.

     In order to qualify as a REIT under the Internal Revenue Code, the Company cannot hold more than 10% of the outstanding voting securities of any one issuer except for "Taxable Real Estate Investment Trust Subsidiaries" ("TRSs"). LMOD and LPI became TRSs as of January 1, 2001, which allowed the Company on June 25, 2001, to exchange its non-voting stock in LMOD for voting stock.

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


                           Financial Services Business

     Loans

     The Company, through its Financial Services Business, owns and leases industrial and commercial real estate to small businesses and makes loans to small business entities collateralized primarily by first or second real estate mortgages.

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

     The Company's loan and leased property portfolio is managed by the Bank for an annual fee, payable monthly, equal to 25 basis points of the total dollar amount of loans under management and 6% of the rents from leased properties. Operating expenses are also shared by the Bank and the Company, as well as certain expenses of employees providing accounting, reporting and related services to the Company.

     The Company's loan portfolio is primarily comprised of long-term, variable rate, collateralized loans to small business entities. The loans are primarily collateralized by first mortgages on real estate, although some loans are collateralized by second mortgages. Approximately 90% of the Company's loans by dollar volume are loans to borrowers located in the State of Wisconsin. Substantially all of the Company's loan portfolio is held by BMSBLC.

     The Company's borrowers include manufacturers, wholesalers, retailers, professionals and service providers. The Company funds its lending operations through its equity capital, bank and institutional borrowings, commercial paper sales and the sale of loan participations.

     The Company's exposure to loss in the event of nonperformance by the borrower is represented by the outstanding principal amount of loans of $73.60 million and accrued interest of $0.27 million at December 31, 2002. Substantially all loans are fully collateralized by first or second mortgages on commercial real estate. Diversification across industries is a means of managing market risk by decreasing loan concentrations. The following table provides information regarding the outstanding principal amount of loans by industry at December 31, 2002.

                                                              Outstanding         Percent of
                                                Number         Principal         Total Loans
            Type of Business                   of Loans         Balance          Outstanding
------------------------------------------    -----------    ---------------    ---------------
Industrial Machinery                                   8       $ 11,258,364             15.30%
Investment Property                                    5          8,930,898             12.13%
Construction                                           4          8,787,699             11.94%
Wholesale Goods                                        8          7,586,822             10.31%
Metalworking Machinery                                 7          6,144,190              8.35%
Retail                                                 5          5,662,224              7.69%
Services                                               8          4,953,501              6.73%
Dies, Molds and Patterns                              12          4,733,103              6.43%
Other Manufacturing                                   10          4,321,914              5.87%
Electronic and Electrical Equipment                    5          3,288,757              4.47%
Commercial Printing                                    4          3,265,022              4.44%
Transportation                                         4          2,873,209              3.90%
Rubber Products                                        3          1,795,181              2.44%
                                              -----------    ---------------    ---------------
   Total                                              83       $ 73,600,884            100.00%
                                              ===========    ===============    ===============


     The Company's loans are further comprised of fixed rate loans, variable rate loans with fixed cap rates and variable rate loans.

                                                         Percent of
                                      Outstanding        Total Loans
                                        Balance          Outstanding
                                    ---------------    ---------------

Fixed rate                            $ 12,074,584              16.4%
Variable rate with fixed cap             6,445,669               8.8%
Variable rate                           55,080,631              74.8%
                                    ---------------    ---------------
   Total                              $ 73,600,884             100.0%
                                    ===============    ===============

     Further detail regarding the fixed rate loans and the variable rate loans with a fixed cap is provided in the following table.

                                                         Maximum Interest Rates
Expiration
   Date           4.0-4.9%        6.0-6.9%           7.0-7.9%        8.0-8.9%         9.0-9.9%           Total
----------       ---------       ---------       ------------      -----------        --------      ------------
   Demand        $      -        $       -       $         -         1,529,064        $     -       $  1,529,064
     2003          80,177                -           635,731         1,819,598          2,936          2,538,442
     2004               -                -         2,556,577         1,998,567              -          4,555,144
     2005               -                -           880,097         3,369,402              -          4,249,499
     2006               -                -         3,117,229           297,283              -          3,414,512
     2007               -          590,217         1,643,375                 -              -          2,233,592
                 --------        ---------       -----------       -----------        -------       ------------
    Total        $ 80,177        $ 590,217       $ 8,833,009       $ 9,013,914        $ 2,936       $ 18,520,253
                 ========        =========       ===========       ===========        =======       ============

     A loan is considered to be impaired when, based on current information and events, management does not expect to collect all amounts due according to the contractual terms of the loan agreement in the normal course of business. A loan is also impaired when the loan contract is restructured by extending the due date of either principal or interest payments or by reducing the interest rate on the loan. A loan is not impaired during a period of delay in payment if management expects to collect all amounts due including accrued interest at the contractual interest rate for the period of the delay. When the projected cash flow of the business from all sources including capital contributions, conversion of assets to cash, and net income plus depreciation are inadequate to make contractual payments as scheduled, then the loan is considered impaired. Impaired loans totaled $2.01 million and $0.52 million at December 31, 2002 and 2001, respectively. One loan which is secured by real estate accounted for $1.75 million of the total at December 31, 2002. Gross income of $0.07 million would have been recorded during 2002 had the impaired loans been current in accordance with their original terms.

     Real Estate

     At December 31, 2002 the Company owned 23 buildings and had entered into long-term lease agreements on 22 of the properties and had one vacant property. During the year the Company sold two properties. The Company anticipates that it will continue to construct or purchase additional industrial or commercial properties to lease. The total cost of the Company's properties (not including construction in progress and the cost of the related land) at December 31, 2002, was $33.51 million and the depreciated book value was $31.59 million. Two of the leased properties were on nonaccrual status during 2002. Rental income of $0.26 million would have been recorded during 2002 had the tenants been current in accordance with their leases.

     The Company anticipates that its rental properties will either be industrial real estate (i.e. used for manufacturing purposes), or commercial real estate properties, such as office buildings and retail stores and that substantially all of its properties will be located in Wisconsin. The following table sets forth additional information regarding the Company's leased properties, all of which are located in Wisconsin.

       Property                                       Lease          Acquistion       Square
         Type                 Location                Rents             Cost          Footage
     --------------   --------------------------  --------------   ---------------  ------------
     Commercial       Hartland, WI                    $ 347,236       $ 3,941,150        67,835
     Industrial       Germantown, WI                    365,640         3,450,000        64,910
     Commercial       Menomonee Falls, WI               306,807         2,249,968        54,805
     Commercial       Pewaukee, WI                      312,144         2,116,454        32,325
     Industrial       Berlin, WI                        209,700         1,921,660        71,830
     Industrial       Franklin, WI                      201,000         1,866,120        37,904
     Commercial       Mequon, WI                        214,248         1,857,248        26,650
     Commercial       Oconomowoc, WI                    176,292         1,678,978        27,045
     Industrial       Menomonee Falls, WI               180,060         1,650,000        33,358
     Commercial       Menomonee Falls, WI               108,860         1,565,543        23,958
     Industrial       Milwaukee, WI                     175,956         1,551,910        42,000
     Commercial       Mequon, WI                        146,810         1,351,433        26,248
     Industrial       Waukesha, WI                      164,925         1,165,355        31,174
     Commercial       Franklin, WI                      170,516         1,003,950        27,000
     Commercial       New Berlin, WI                    135,458           962,017        19,958
     Industrial       Cudahy, WI                              - *         816,081        32,681
     Commercial       Lake Geneva, WI                    85,068           794,311         8,250
     Industrial       Cudahy, WI                         70,580           715,787        27,750
     Commercial       Menomonee Falls, WI                80,311           702,493        16,100
     Commercial       Menomonee Falls, WI               102,205           688,395        19,680
     Commercial       Milwaukee, WI                      73,248           522,328        12,200
     Industrial       West Allis, WI                     53,610           480,000         9,705
     Commercial       Menomonee Falls, WI                74,576           462,542        10,400
                                                  --------------   ---------------  ------------
                                                    $ 3,755,250      $ 33,513,723       723,766
                                                  ==============   ===============  ============

                          * Property not presently leased



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

     In owning and leasing real estate, the Company competes primarily with other REITs and other investors such as insurance companies, a variety of investment companies and individual investors, all of whom seek to own and lease real estate. In addition, the Company competes with banks and other financial institutions, which seek to lend money to potential tenants of the Company in order to allow the potential tenants to construct and own their own building rather than to lease a building owned by the Company.

     Employees

     As of December 31, 2002, the Company employed only its President and Vice President. All other duties are performed by Bank employees pursuant to the Management Agreement.

     Credit Concentration

     As of December 31, 2002, the Company had seven loans with outstanding balances totaling $11.61 million to one customer and its affiliated companies. Of that amount $4.51 million was participated to a third party without recourse.


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

     LMOD distributes its collectible doll lines through a network of independent, specialty retail stores throughout the United States. Distribution is also slowly expanding into Canada, Japan, Mexico and Europe. Competition is with various other doll manufacturers including Zapf, Adora, Madam Alexander, Ashton Drake, Mattel's American Girl and a variety of small artist-owned manufacturers. LMOD has two outlet stores and a newly opened mall based retail location showcasing the Newborn Nursery concept that was developed at the factory outlet retail store. Future growth plans include expanding into the lower priced, higher volume mass retail channels with newly designed products while maintaining the quality of the collectible doll line.

     At the close of 2001 LMOD ceased sourcing its imported components and play doll products through its MHK subsidiary in favor of three new Chinese suppliers of outfits and accessories. The final product assembly is done at the Belpre, Ohio, factory. This arrangement has allowed LMOD to develop a line of less expensive dolls for wider retail distribution.

     License Products, Inc.

     License Products, Inc. ("LPI") is a wholly-owned subsidiary of LMOD. Prior to January 1, 2002, LMOD owned 51% of LPI. On January 1, 2002, LMOD acquired the remaining 49% of the common stock of LPI. LPI, located in Hartland, Wisconsin, designs, develops and markets a line of quality, proprietary time pieces. The company's products are distributed nationwide through major retail account channels.

     Employees

     The Consumer Products Business segment employs approximately 100 persons. At LMOD, approximately 50 employees are subject to a collective bargaining agreement which expires on April 30, 2004.

     Seasonality

     The Consumer Products Business tends to be seasonal with the strongest months being September, October and November.


     Large Customers

     Kohls Department Stores accounted for approximately 16% and Bed Bath & Beyond accounted for approximately 5% of the Consumer Products Business' total revenues for 2002.

     Backlog

     The backlog of the Consumer Products Business was approximately $0.37 million as of December 31, 2002, all of which should be filled during 2003.


                      Revenues of Principal Product Groups

     The following table sets forth (in thousands of dollars), for each of the last three years, revenues attributable to the Company's principal product groups:

                                       12/31/02       12/31/01       12/31/00
                                      ------------   ------------   ------------
Revenues
   Loan Portfolio                         $ 4,849        $ 7,895        $10,185
   Real Estate Portfolio                    4,823          4,039          3,801
   Dolls                                   17,086         23,015         25,468
   Time Pieces                              6,377          4,216          3,603
   Other                                      997            463            406
                                      ------------   ------------   ------------
      Total                               $34,132        $39,628        $43,463
                                      ============   ============   ============


                               Segment Information

     Financial information concerning the Company's business segments is incorporated by reference from the consolidated financial statements on pages 23 to 26 herein.

                               Executive Officers

     George R. Schonath, 62, has served as Chief Executive Officer of the Company since 1983, as President since July, 1997, and as a director since May, 2001. Mr. Schonath has also served as President and Chief Executive Officer of InvestorsBancorp, Inc. and the Bank since they were established in 1997. From 1983 until July, 1997, he served as Chairman of the Board of the Company.

     Jon McGlocklin, 59, has served as a Vice President of the Company since November, 2001. From July, 1997, through November, 2001, he served as a Senior Vice President. Mr. McGlocklin has served as a director of InvestorsBancorp, Inc. since 1997. Until February 2001 Mr. McGlocklin had also served as Senior Vice President of InvestorsBancorp, Inc. and Senior Vice President of the Bank since they were established in 1997. He has also served as President of Healy Manufacturing, Inc., Menomonee Falls, Wisconsin, since 1997, and as an announcer for the Milwaukee Bucks, an NBA basketball team, since 1976. From 1980 through July, 1997, he served as a director of the Company and as President from 1991 through July, 1997.

     Susan J. Hauke, 37, has been the Company's Chief Financial Officer since 2002 and Vice President - Finance, Secretary and Treasurer since 1997. In 2002, Ms. Hauke was also appointed Chief Financial Officer of InvestorsBancorp. She is also the Vice President - Finance and Secretary of InvestorsBancorp, Inc. and Controller, Vice President-Finance, and Treasurer of the Bank. From 1991 until 1997, Ms. Hauke served as

Controller for the Company and was a senior accountant at PricewaterhouseCoopers LLP before joining the Company.

     Iain Macfarlane, 63, has served as a Senior Vice President of the Company and Chief Executive Officer of LMOD since December, 2002. Previously he was a Senior Vice President with Pleasant Company/Mattel (American Girl). From 1997 to 2000 he was CEO of Cowles Creative Publishing and prior to that he was CEO of Lansinoh Laboratories, Inc. and KNOX International (a direct marketing company).


Item 2. Properties

     During October, 2002, the Company sold the building located at W239 N1700 Busse Road, Pewaukee, Wisconsin, to the Bank for $2.4 million, which represented the fair market value at the time of sale as determined by an independent appraiser. The Company now leases 4,000 square feet in the building from the Bank.

     LMOD owns an approximately 51,000 square foot building that serves as its manufacturing facility located at 1301 Washington Boulevard, Belpre, Ohio. The one-story building also contains retail and warehouse space. During 1999, an additional leased retail outlet store was opened in West Virginia. A new 44,100 square foot facility in Columbus, Ohio was leased beginning in June of 2000 which is used for distribution and to store raw materials and finished goods. In September 2000 LMOD entered into a five year office lease for 18,800 square feet in Westerville, Ohio, which is the company's new headquarters.

     LPI leases approximately 62,000 square feet of office and warehouse space in a building owned by the Company and located at 1050 Walnut Ridge Drive, Hartland, Wisconsin. During 2002, the Company added approximately 35,000 square feet of additional warehouse space to the building in order to accommodate future growth at LPI.


Item 3. Legal Proceedings

     As of the date of this filing, neither the Company nor any of its subsidiaries is a party to any legal proceedings, the adverse outcome of which, in management's opinion, would have a material effect on the Company's results of operations or financial position.


Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

                                     Part II

Item 5. Market for Common Equity and Related Shareholder Matters

     The common stock of the Company is traded on the Nasdaq Stock Market under the symbol DOLL. The table below represents the high and low sales price for the Company's common stock as reported on the Nasdaq Stock Market and the cash dividends paid per share for 2002 and 2001.

                                    Common Stock
                            ----------------------------       Cash Dividends
                               High             Low              Per Share
                            ------------    -------------   -------------------
       2002
       ----
First Quarter                 $ 7.000          $ 5.940           $0.16364
Second Quarter                $ 6.990          $ 6.200           $0.16364
Third Quarter                 $ 6.460          $ 5.550           $0.16364
Fourth Quarter                $ 6.100          $ 4.970           $0.16364
       2001
       ----
First Quarter                 $ 8.250          $ 5.875           $0.16364
Second Quarter                $ 8.250          $ 6.500           $0.16364
Third Quarter                 $ 7.800          $ 4.050           $0.16364
Fourth Quarter                $ 7.250          $ 5.550           $0.16364




     As of March 14, 2003, there were approximately 910 shareholders of record of the Company's common stock.


Item 6. Selected Financial Data (In thousands, except per share data)

     The following table sets forth certain Selected Consolidated Financial Data for the periods and as of the dates indicated:

                                                             For the years ended
(In thousands, except per                                       December 31,
share data)                          2002           2001          2000           1999          1998
                                     ----           ----          ----           ----          ----
Total revenues                     $ 34,132       $39,628        $43,463       $35,947        $32,075
Net income available to
   common shareholders                3,203         1,645          4,264         5,476          3,770
Total assets                        125,539       157,266        168,214       156,066        154,424
Long-term debt                       35,597        48,453         63,772        48,005         62,506
Total liabilities                    95,014       126,109        138,068       125,633        125,639
Redeemable preferred stock           16,855        16,855         16,855        16,908         16,908
Diluted earnings per share         $   0.86       $  0.44        $  1.11       $  1.36(1)     $  0.93(1)
Cash dividends declared per
   common share                    $   0.65       $  0.65        $  0.65       $  0.76(1)     $  0.59(1)

(1)  Restated for 10% stock dividend as of December 31, 1999 record date.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Amounts presented as of December 31, 2002, 2001 and 2000 include the consolidation of two segments. The financial services segment includes The Middleton Doll Company (the "Company") and Bando McGlocklin Small Business Lending Corporation ("BMSBLC"), a 100% owned subsidiary of the Company. The consumer products segment includes Lee Middleton Original Dolls, Inc. ("LMOD"), a 99% owned subsidiary of the Company, Middleton (HK) Limited ("MHK"), a 51% owned subsidiary of LMOD and License Products, Inc. ("LPI"), a 100% owned subsidiary of LMOD.

Results of Operations

For the years ended December 31, 2002 and December 31, 2001

     The Company's total net income available for common shareholders for the year ended December 31, 2002 equaled $3.20 million or $0.86 per share (diluted) as compared to $1.64 million or $0.44 per share (diluted) for the year ended December 31, 2001, a 95% increase. The improved earnings were due to the consumer products segment recognizing a net operating loss carryforward from LPI which resulted in an income tax benefit of $0.83 million and the financial services segment selling two leased properties resulting in income net of related taxes of $0.78 million and terminating two interest rate swap agreements resulting in income of $0.75 million.

Consumer Products

     Net income (loss) for the consumer products segment before intercompany charges and after income taxes and minority interest for the year ended December 31, 2002 was $0.41 million compared to ($0.07) million for the year ended December 31, 2001.

     Net sales from consumer products for the year ended December 31, 2002 decreased 14% to $23.46 million from $27.23 million for the year ended December 31, 2001. This was due to decreased sales of $5.93 million at LMOD offset by increased sales of $2.16 million at LPI. The decrease in sales at LMOD was primarily due to a $6 million decrease in the artist studio collection sales resulting from the soft economy and an increase in competition in the collectible doll market. Sales decreased due to a net loss of over 130 dealers and the remaining dealers have been ordering conservatively, approximately 20% below the previous year's levels. If the difficult economic conditions in the marketplace continue to result in sales decreases, then personnel reductions and/or periodic plant shut-downs in 2003 might be required in order to further reduce costs. Cost of sales decreased 7% to $13.91 million for the year ended December 31, 2002 compared to $14.97 million for the year ended December 31, 2001. LMOD's cost of sales decreased to $9.84 million from $12.07 million, an 18% decrease. LPI's cost of sales increased to $4.07 million from $2.90 million, a 40% increase. Total gross profit margin decreased to 41% from 45% in the prior year. LMOD's gross profit margin decreased to 42% from 48% while LPI's increased to 36% from 31% during 2002. The decrease in the gross profit margin at LMOD was primarily due to the liquidation of $1.0 million of slow moving inventory, including the remaining 2001 artist studio collection dolls. Obsolete inventory from the Small Wonder play doll line and the nursery bear line was also liquidated. The increase in the gross profit margin at LPI was due to a change in suppliers which decreased product costs and a decrease in sales to a less profitable customer, which improved the product mix.

     Total operating expenses of consumer products for the year ended December 31, 2002 were $9.76 million compared to $11.98 million for the year ended December 31, 2001, a 19% decrease. Total operating expenses as a percent of net sales was 42% in 2002 compared to 44% in 2001. Sales and marketing expense decreased 21% to $4.98 million, with LMOD's expense decreasing $1.48 million and LPI's increasing $0.14 million. The increase at LPI was due to an increase in customer store allowances and promotions for customers' new store openings. Expense reduction at LMOD was accomplished by decreasing advertising, catalog printing, and packaging costs. Due to the decrease in sales, cost reductions in commissions, freight and merchant fees contributed to the overall decrease in sales and marketing expenses. Reduced participation in trade shows and the associated reduction in travel expenses also contributed to the decrease. New product development costs decreased $0.26 million at LMOD due to the reclassification of quality administration costs. LPI's new product development costs increased $0.14 million due to an increase in sample prototypes being developed for customer approval. General and administrative expenses were $3.91 million for the year ended December 31, 2002 compared to $4.66 million for the year ended December 31, 2001. General and administrative expenses at LMOD decreased $1 million and LPI's increased $0.25 million. LPI's increase was due to increased shipping costs associated with the increase in sales and higher costs associated with improved data processing capabilities. Expense reduction at LMOD was accomplished through personnel reduction and a decrease in royalty payments due to the decrease in sales.

     Other income, net decreased $0.10 million when compared to the same period a year ago due to a decrease in interest expense. The minority interest in earnings of subsidiaries decreased the consolidated net income of consumer products by $0.08 million for the year ended December 31, 2002 and $0.10 million for the prior year. Consumer products' income tax expense, based on net income before intercompany charges, was ($0.83) million for the year ended December 31, 2002 and $0.03 million for the year ended December 31, 2001. For the year ended December 31, 2002, LMOD and LPI were allowed to file consolidated income tax returns due to the change in stock ownership at LPI. The $0.83 million of income tax benefit for the year ended December 31, 2002, was primarily due to the recognition of a net operating loss carryforward of $0.72 million from LPI.


Financial Services

     Net income from financial services for the year ended December 31, 2002 was $3.89 million compared to $2.64 million for the year ended December 31, 2001, a 47% increase. The increase resulted from the sale of two leased properties, which resulted in income net of related taxes, of $0.78 million and from the termination of two interest rate swap agreements totaling $0.75 million. In January 2003, all remaining interest rate swap agreements were terminated resulting in $0.48 million of income for 2003. The Company does not anticipate any further income from the termination of interest rate swap contracts.

     The net interest margin for 2002 was 3.80% compared to 3.23% for 2001. Net interest margin is determined by dividing the total of interest income on loans and rental income less interest expenses by the total of average loans and leased properties. The increase is the result of the Company's cost of funds falling faster than the rates charged by the Company to borrowers and to tenants of leased properties.

     Total revenues were $10.63 million for the year ended December 31, 2002 compared to $12.37 million for the year ended December 31, 2001, a 14% decrease. Interest on loans decreased 39% to $4.85 million for the year ended December 31, 2002 compared to $7.89 million for the year ended December 31, 2001. The large decrease in interest income from loans was primarily due to the 32% decrease in the prime rate. The average prime rate was 4.68% for the year ended December 31, 2002 compared to 6.92% for the year ended December 31, 2001. Average loans under management decreased $19.73 million from a year ago. The decrease was primarily due to maturing loans and the inability to replace them with the Company's current funding sources. The Company's ability to make additional loans and to maintain its earnings depends on the ability of the Company to obtain additional sources of funding. For further detail, see "Liquidity and Capital - Financial Services" in the Management Discussion and Analysis on page 17 hereof.

     Rental income was $3.64 million for the year ended December 31, 2002 compared to $3.89 million for the year ended December 31, 2001, a 6% decrease. The sale of two leased properties resulted in a reduction of $0.22 million in rents and the transfer of $0.05 million to nonaccrual status further reduced rental income. Leased properties, net of accumulated depreciation, decreased to $32.37 million as of December 31, 2002, compared to $34.88 million as of December 31, 2001. One new property is under construction and improvements to existing properties totaled $1.64 million during 2002.

     Other income for the year ended December 31, 2002, included a gain of $1.19 million from the sale of leased properties, $0.75 million from the termination of two interest rate swap agreements, $0.13 million in loan prepayment penalties and $0.08 million of miscellaneous income. For the year ended December 31, 2001, other income included a gain of $0.15 million from the sale of leased property, $0.25 million from the termination of two interest rate swap agreements, $0.08 million of fees from letters of credit and $0.11 million of miscellaneous income.

     Interest expense decreased 47% to $3.70 million from $7.03 million for the year ended December 31, 2002 as compared with the year ended December 31, 2001 primarily due to lower rates for the Company's cost of funds and a decrease in the outstanding average debt balance. The Company's debt cost is based primarily on variable interest rates which were significantly lower due to the decrease in interest rates set by the Federal Reserve. The average prime rate decreased 224 basis points during 2002. The average debt balance also decreased $22.82 million during 2002 as a result of the decrease in loans as explained above. As a result of interest rate swaps, the Company recognized a reduction in interest expense of $0.54 million for the year ended December 31, 2002, and $0.69 million for the year ended December 31, 2001.

     Depreciation expense decreased $0.04 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001, due to the decrease in leased properties. Management fees did not change significantly between the years. Other operating expenses increased to $0.82 million for the year ended December 31, 2002 compared to $0.78 million for the year ended December 31, 2001. Legal expenses of $0.03 million were incurred to obtain a loan recovery of $0.47 million, additional debt issue costs of $0.02 million were expensed due to the prepayment of a real estate loan, and leased property expenses increased $0.03 million due to insurance and real estate tax expenses incurred with regard to two leased properties.

     The Company and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders. During 2002 and 2001, the Company took advantage of a provision in the tax law that allows a REIT to retain any capital gains on the sale of real estate properties by paying income tax on the gains. The Company retained $1.19 million in capital gains and paid $0.41 million in taxes as of December 31, 2002, and retained $0.15 million in capital gains and paid $0.06 million in taxes as of December 31, 2001. Tax basis income for financial services (before the preferred stock dividend) was approximately $4.98 million or $1.33 per share (diluted) for the year ended December 31, 2002. Book income for financial services (before the preferred stock dividend) was $3.89 million or $1.04 per share (diluted) due to the elimination of intercompany revenue and expenses from the consumer products segment and normal book/tax adjustments. For the year ended December 31, 2001, tax basis income for financial services (before the preferred stock dividend) was approximately $3.99 million or $1.07 per share (diluted) and book income (before the preferred stock dividend) was $2.64 million or $0.71 per share (diluted) due to the elimination of intercompany revenue and expenses from the consumer products segment and normal book/tax adjustments.


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

     Other income increased $0.01 million to $0.19 million for the year ended December 31, 2001 from $0.18 million for the year ended December 31, 2000 due to an increase in letter of credit fees. Other income also includes a $0.25 million gain from the termination of two interest rate swaps during the year ended December 31, 2001 (See Note 14).

     Interest expense decreased 29% to $7.03 million from $9.93 million for the year ended December 31, 2001 as compared with the year ended December 31, 2000 primarily due to lower rates for the Company's cost of funds. The Company's debt has primarily variable rates which were significantly lowered as the Federal Reserve cut interest rates during 2001. The average debt balance for the year ended in 2001 decreased 2%, or $3.07 million, when compared to the prior year. As a result of interest rate swaps, the Company recognized a reduction in interest expense of $0.69 million for the year ended December 31, 2001, and an increase in interest expense of $0.05 million for the year ended December 31, 2000.

     Depreciation on leased properties increased $0.06 million and management fee expense decreased $0.02 million. Other operating expenses increased to $0.78 million for the year ended December 31, 2001 compared to $0.60 million for the year ended December 31, 2000. This increase was due to additional expenses for certain leased properties.

     The Company and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders. During 2001, the Company took advantage of a provision in the tax law that allows a REIT to retain any capital gains on the sale of real estate properties by paying income tax on the gains. The Company retained $0.15 million in capital gains and paid $0.06 million in taxes as of December 31, 2001. Tax basis income for financial services (before the preferred stock dividend) was approximately $3.99 million or $1.07 per share (diluted) for the year ended December 31, 2001. Book income for financial services (before the preferred stock dividend) was $2.64 million or $0.71 per share (diluted) due to the elimination of intercompany revenue and expenses from the consumer products segment and normal book/tax adjustments. For the year ended December 31, 2000, tax basis income for financial services (before the preferred stock dividend) was approximately $3.58 million or $0.93 per share (diluted) and book income (before the preferred stock dividend) was $1.82 million or $0.47 per share (diluted) due to the elimination of intercompany revenue and expenses from the consumer products segment and normal book/tax adjustments.


Liquidity and Capital

Consumer Products

     Total assets of consumer products were $17.07 million as of December 31, 2002 and $19.17 million as of December 31, 2001, an 11% decrease.

     Cash decreased to $0.50 million at December 31, 2002 from $0.68 million at December 31, 2001.

     Accounts receivable, net of the allowance, decreased to $3.23 million at December 31, 2002 from $3.95 million at December 31, 2001. LPI's receivables increased $0.48 million and LMOD's receivables decreased $1.20 million as a result of their respective fourth quarter sales.

     Inventory, net of the allowance for obsolete inventory, was $6.35 million at December 31, 2002 compared to $6.77 million at December 31, 2001. LMOD's inventory decreased $1.07 million and LPI's inventory increased $0.65 million.

     Fixed assets increased by $0.39 million which included $0.28 million of machinery and equipment additions. Accumulated depreciation increased by $0.55 million, resulting in a net decrease to fixed assets of $0.16 million between December 31, 2002 and 2001.

     Prepaid corporate taxes decreased $0.12 million from the prior year due to the refund of 2001 estimated income tax payments. Deferred income taxes increased by $0.60 million between December 31, 2002 and 2001 due to the recognition of income tax loss carryforwards from LPI. LMOD received payment of a remaining loan balance of $0.62 million from an independent third party during 2002. Other prepaid expenses did not change significantly between the years.

     A licensing agreement with the Family Trust of the founder of LMOD, Lee Middleton, allows LMOD to manufacture and sell certain dolls designed by Lee Middleton. The $2.5 million agreement gives LMOD the right to produce certain dolls until April 28, 2003, and an additional twelve months to sell any remaining inventory. The agreement is treated as an intangible asset with a definite five year life. The remaining unamortized balance of the licensing agreement was $0.17 million and $0.67 million as of December 31, 2002 and 2001, respectively. Sales of Lee Middleton designed dolls have been decreasing during the past few years and represented less than five percent of LMOD's sales during 2002. Artist Reva Schick now designs dolls for LMOD under a royalty agreement.

     Goodwill was recorded when the Company purchased the remaining interest in the stock from the estate of Lee Middleton, the founder of LMOD, on April 30, 1998. The purchase price exceeded the book value by $0.62 million. As of December 31, 2002 and 2001, the balance of the goodwill, net of previous accumulated amortization, was $0.51 million. For the years ended December 31, 2002 and 2001, no impairment was recorded.

     LMOD decreased its short-term borrowings on a line of credit with the Bank by $2.16 million during the year ended December 31, 2002. The remaining balance on the line of credit of $1.24 million matured and was paid on February 28, 2003. The debt was replaced with intercompany loans which are collateralized by LMOD's and LPI's accounts receivable and inventory.

     Accounts payable and other liabilities did not change significantly between the years.


Financial Services

     Total assets of financial services were $108.47 million as of December 31, 2002 and $138.09 million as of December 31, 2001.

     Cash increased to $0.43 million at December 31, 2002 from $0.23 million at December 31, 2001.

     Interest and rent receivable decreased to $0.52 million as of December 31, 2002 from $0.57 million at December 31, 2001. Interest receivable decreased $0.16 million due to lower interest rates and due to lower outstanding loan balances. Rents receivable increased $0.11 million primarily due to two tenants becoming delinquent in their rent payments. The rent receivable is shown net of an allowance for doubtful accounts of $150,000 as of December 31, 2002 and 2001, respectively. At December 31, 2002, three borrowers were on nonaccrual resulting in $0.07 million of gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms. Two tenants were also on nonaccrual resulting in $0.26 million of rental income which would have been recorded had the tenants been current in accordance with their leases.

     Fixed assets and other assets including prepaid amounts decreased by $0.47 million. Of that amount, prepaid expenses decreased $0.07 million, fixed assets decreased $0.07 million due to depreciation and notes receivable relating to leased properties decreased by $0.23 million.

     The Company's interest rate swaps are cash flow hedges and had a fair value of $0.51 million as of December 31, 2002. The $1.19 million decrease in value from December 31, 2001, was due to the termination of two swaps which resulted in a gain of $0.75 million. The remaining $0.44 million decrease was offset by $0.54 million of interest income earned from the interest rate swaps.

     Total loans on the balance sheet decreased by $25.62 million or 26% to $73.60 million at December 31, 2002, from $99.22 million at December 31, 2001, with a corresponding decrease in liabilities. As of December 31, 2002 and 2001, management did not provide an allowance for loan losses. Nonperforming and impaired loans at December 31, 2002, totaled $2.09 million. BMSBLC had unfunded commitments of $1.28 million as of December 31, 2002.

     The decrease in loans noted above was primarily due to loans maturing and the Company's inability to replace them with current funding sources. The Company's ability to make additional loans depends upon the ability of the Company to obtain additional sources of acceptable funding. As loans mature, the Company reduces its outstanding indebtedness by the amount of the maturing loans. If the Company is not able to secure additional acceptable funding to replace the debt which has been paid, the Company's loan portfolio will decline, with a resulting decrease in net income. The Company is constantly seeking additional acceptable sources of funding but, to date, has not been successful in obtaining additional acceptable funding sources. If, however, the Company were able to replace existing debt with the proceeds of other funding sources, the Company would seek to use such proceeds to make new loans. However, the Company's management agreement with InvestorsBank prevents it from making new loans to other than existing customers without the prior consent of InvestorsBank. Neither the ability of the Company to obtain new funding sources nor the likelihood that the Company could utilize such funding sources to make new loans is certain or guaranteed. Additionally, the planned redemption of $16.9 million of preferred stock in 2008 requires the Company to continue to focus on asset quality while de-leveraging the balance sheet.

     Leased properties, net of accumulated depreciation, decreased to $32.37 million as of December 31, 2002, compared to $34.88 million as of December 31, 2001. One new property is under construction and improvements to existing properties totaled $1.64 million during 2002. Two properties were sold during 2002 resulting in income net of related taxes of $0.78 million.

     The financial services' total consolidated indebtedness at December 31, 2002 decreased $29.10 million. As of December 31, 2002, financial services had $35.60 million outstanding in long-term debt and $54.75 million outstanding in short-term borrowings compared to $48.44 million outstanding in long-term debt and $71.01 million outstanding in short-term borrowings as of December 31, 2001. BMSBLC's short-term debt facility consists of commercial paper and drawn letters of credit backed by a $60 million line of credit that matures on June 27, 2003. If commercial paper would become unavailable, BMSBLC would have to draw upon its back-up line of credit which would have higher interest rates and would result in a reduction of net income. BMSBLC expects that its line of credit will be renewed at its June 27, 2003 maturity. However, if the line of credit is not renewed, BMSBLC would have to seek other financing sources. There is no guarantee that any such alternative financing sources could be obtained. Long-term debt of $2.67 million matures in 2006, $0.06 million in 2010, $7 million matures in 2013, $1.39 million in 2018, and $24.48 million matures at the varying maturity dates of the underlying notes (See Note 12).


Critical Accounting Policies

     In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following areas require management to make estimates that are susceptible to significant change in the near term.

Consumer Products

     Allowance for doubtful accounts. The Company provides an allowance for doubtful accounts based on management's estimate of uncollectible amounts. The estimate is based on historical collection experience and a review of the current status of trade accounts receivable.
     Inventory valuation. Inventories are valued at lower of cost or market using the first-in, first-out (FIFO) method.

     Allowance for obsolete inventory. The Company provides an allowance for obsolete inventory items based on management's estimate. The estimate is based on items which are slow-moving or obsolete and for which management estimates that full value cannot be realized.

     Amortization of goodwill. The Financial Accounting Standards Board issued Statement 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies). This statement provides that goodwill and indefinite lived intangible assets are no longer amortized against income but are reviewed at least annually for impairment. An impairment review is designed to determine whether the fair value, and the related recorded goodwill, of a reporting unit is below its carrying value. In the year of adoption, any impairment loss will be recorded as a cumulative effect of a change in accounting principle. Thereafter, goodwill impairment losses will be charged to operations.
     Deferred tax assets. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to different methods used for depreciation for income tax purposes, vacation accruals, health insurance, deferred revenue, net operating losses, capitalization requirements of the Internal Revenue Code, allowances for doubtful accounts and obsolete inventory and charitable contribution carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.


Financial Services

     Accrual of interest income. Interest income is accrued on the unpaid principal balance of loans. The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
     Accrual of rental income. Rent is accrued on a monthly basis based on lease agreements. If it is determined by management that the lessee will not be able to make rent payments as required by the lease agreement, the accrual of rent is discontinued until management determines the rent to be collectible.
     Allowance for loan losses. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal, reduced by the allowance for loan losses. Management reviews the value of the collateral securing each loan to determine if an allowance for loan losses is necessary.
     Leased properties. Leased properties are recorded at cost and are depreciated using the straight-line method. The costs of normal repairs and maintenance are charged to expense as incurred.
     Nonperforming loans. A loan is impaired when, based on current information and events, management does not expect to collect all amounts due according to the contractual terms of the loan agreement in the normal course of business. A loan is also impaired when the loan contract is restructured by extending the due date of either principal or interest payments or by reducing the interest rate on the loan. A loan is not impaired during a period of delay in payment if management expects to collect all amounts due including accrued interest at the contractual interest rate for the period of the delay. When the projected cash flow of the business from all sources including capital contributions, conversion of assets to cash, and net income plus depreciation are inadequate to make contractual payments as scheduled, then the loan is considered impaired.
     Unfunded commitments. Unfunded commitments are recorded in the financial statements when they are funded or when related fees are incurred or received.
     Derivative Instruments. The Company has adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by FAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133", and FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These statements require the Company to designate all derivative instruments as either fair value hedges or cash flow hedges and to record the hedge on the balance sheet at its fair market value. The net gain/loss on instruments classified as cash flow hedges are reported as changes in other comprehensive income. The net gain/loss on instruments classified as fair value hedges are reported as increases/decreases in current year earnings. All derivatives are marked to market on the balance sheet.
     Fair Value of Financial Instruments. Financial Accounting Standards Board Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company (See Note 20).


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


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company utilizes derivative instruments for purposes of asset liability management which involves both credit and market risk. The Company has entered into various interest rate swap agreements with other financial institutions to manage interest rate exposure. The Company may be susceptible to risk with respect to interest rate swap agreements to the extent of nonperformance by the financial institutions participating in the interest rate swap agreements. However, the Company does not anticipate nonperformance by these institutions.

     Interest rate swaps are contracts in which a series of interest rate payments are exchanged over a specified period based on a notional amount. The notional amount on which the interest payments are based is not exchanged. Therefore, notional amounts do not represent direct credit exposures as the exposure is limited to the net difference between the calculated amounts to be received and paid by the financial institutions participating in the interest rate swap. Most interest rate swaps involve the exchange of fixed and floating interest rates. By entering into an interest rate swap the Company can change the interest payment stream and effectively change fixed rate debt into variable rate debt.

     The Company's interest rate swap agreements are structured so that the Company pays a variable interest rate and receives a fixed rate based on the LIBOR index. In August of 2001, the Company entered into additional interest rate swap agreements which then fixed the interest rate spread of the existing rate swaps. These swap agreements allow the Company to pay a fixed rate and receive a variable rate based on the LIBOR index.

The following table summarizes the interest rate swap agreements in effect at December 31, 2002:

                                               Variable Interest        Fixed Interest
    Notional        Company     Fair Market            Rate                  Rate            Expiration         Rate
     Amount         Payment        Value         (Paid) Received       Received (Paid)          Date           Index
----------------- ------------ --------------- --------------------- --------------------- ---------------  -------------
    $ 16,908,000   Variable       $ 364,995         (1.40000%)              5.725%            06/30/03         LIBOR
      16,908,000     Fixed         (237,624)         1.40000%              (4.160)%           06/30/03         LIBOR
       5,000,000   Variable         618,851         (1.42000%)              7.600%            03/10/05         LIBOR
       5,000,000     Fixed         (329,060)         1.42000%              (5.030)%           03/10/05         LIBOR
       3,125,000   Variable         280,887         (1.40000%)              6.500%            09/29/05         LIBOR
       3,125,000     Fixed         (185,733)         1.40000%              (5.010)%           09/29/05         LIBOR


     As a result of hedge arrangements, the Company recognized a $0.54 million reduction in interest expense for the year ended December 31, 2002 and a $0.69 million reduction in interest expense for the year ended December 31, 2001. In, addition, the Company recognized a gain of $0.75 million in 2002 and a gain of $0.25 million in 2001 on the termination of interest rate swaps.

Item 8. Financial Statements and Supplementary Data

                           The Middleton Doll Company

                        Consolidated Financial Statements

                                    Contents


Report of Virchow, Krause & Company, LLP, Independent Auditors................22

Consolidated Balance Sheets as of December 31, 2002 and 2001..................23

Consolidated Statements of Income
         For the years ended December 31, 2002, 2001 and 2000.................25

Consolidated Statements of Changes in Shareholders' Equity
         For the years ended December 31, 2002, 2001 and 2000.................27

Consolidated Statements of Cash Flows
         For the years ended December 31, 2002, 2001 and 2000.................28

Notes to  Consolidated  Financial  Statements.................................30


                                 Financial Statement Schedules

         Schedule I    Condensed Financial Information of Registrant..........55

         Schedule II   Valuation and Qualifying  Accounts.....................55

         Schedule IV   Mortgage Loans on Real Estate..........................56

                          INDEPENDENT AUDITOR'S REPORT










Board of Directors
The Middleton Doll Company and Subsidiaries
Waukesha, Wisconsin

We have audited the accompanying consolidated balance sheets of The Middleton Doll Company and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 2002, 2001 and 2000. We have also audited the financial statement schedules listed in Item 8. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Middleton Doll Company and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules listed in Item 8, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                     /s/ VIRCHOW, KRAUSE & COMPANY, LLP

                                     VIRCHOW, KRAUSE & COMPANY, LLP






Milwaukee, Wisconsin
January 24, 2003


                                THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                                         CONSOLIDATED BALANCE SHEETS
                                         December 31, 2002 and 2001

----------------------------------------------------------------------------------------------------------------------

                                                  ASSETS

                                                                                 2002                2001
                                                                          ----------------    ----------------
CONSUMER PRODUCTS
   Current Assets:
      Cash and cash equivalents                                           $        500,815    $        681,267
      Accounts receivable, net                                                   3,233,376           3,954,444
      Inventory, net                                                             6,206,737           6,093,822
      Prepaid inventory                                                            142,512             676,943
      Prepaid corporate taxes                                                      677,295             798,262
      Other prepaid expenses                                                       327,977             304,775
                                                                          ----------------    ----------------
        Total current assets                                                    11,088,712          12,509,513

    Property and equipment, net                                                  3,995,514           4,150,695

    Loan                                                                                -              621,968
    Deferred income taxes                                                        1,316,526             716,722
    Licensing agreement, net                                                       166,666             666,666
    Goodwill                                                                       506,145             506,145
                                                                          ----------------    ----------------

          Total Consumer Products Assets                                        17,073,563          19,171,709
                                                                          ----------------    ----------------


FINANCIAL SERVICES
    Cash and cash equivalents                                                      433,847             229,506
    Interest receivable                                                            268,091             431,284
    Rent receivable, net                                                           250,487             136,939
    Loans, net                                                                  73,600,884          99,218,367
    Leased properties, net                                                      32,374,813          34,876,486
    Property and equipment, net                                                     73,404             141,340
    Interest rate swap contracts                                                   512,316           1,704,170
    Other assets                                                                   951,260           1,356,617
                                                                          ----------------    ----------------

        Total Financial Services Assets                                        108,465,102         138,094,709
                                                                          ----------------    ----------------




           TOTAL ASSETS                                                   $    125,538,665    $    157,266,418
                                                                          ================    ================

                                     See accompanying notes to consolidated financial statements.

                                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS (Continued)
                                           December 31, 2002 and 2001


------------------------------------------------------------------------------------------------------------------------

                 LIABILITIES, MINORITY INTEREST, PREFERRED STOCK AND SHAREHOLDERS' EQUITY

                                                                                 2002                2001
                                                                          ----------------    ----------------
LIABILITIES

   CONSUMER PRODUCTS
      Short-term borrowings                                               $      1,242,000    $      3,400,000
      Accounts payable                                                           1,019,546             794,179
      Accrued salaries                                                             250,611             217,078
      Accrued liabilities                                                          494,784             753,826
                                                                          ----------------    ----------------
        Total Current Liabilities                                                3,006,941           5,165,083
      Long-term debt                                                                    -               16,518
                                                                          ----------------    ----------------

        Total Consumer Products Liabilities                                      3,006,941           5,181,601
                                                                          ----------------    ----------------

   FINANCIAL SERVICES
      Commercial paper                                                          51,272,618          62,806,903
      Lines of credit                                                            3,480,000           8,200,000
      Direct pay letter of credit obligation                                     7,305,000           7,800,000
      State of Wisconsin Investment Board notes payable                          9,666,667          11,000,001
      Loan participations with repurchase options                               17,184,176          28,123,907
      Other borrowings                                                           1,441,042           1,512,317
      Accrued liabilities                                                        1,657,322           1,484,405
                                                                          ----------------    ----------------

        Total Financial Services Liabilities                                    92,006,825         120,927,533
                                                                          ----------------    ----------------

MINORITY INTEREST AND PREFERRED STOCK
    Minority interest in subsidiaries                                               51,641             255,260
    Redeemable Preferred stock, 1 cent par value,
       3,000,000 shares authorized, 690,000 shares issued                       17,250,000          17,250,000
    Redeemable Preferred Treasury stock 15,809
      shares, at cost                                                             (395,225)           (395,225)

SHAREHOLDERS' EQUITY
    Common stock, 6 2/3 cents par value,
      15,000,000 shares authorized, 4,401,599 shares issued                        293,441             293,441
    Additional paid-in capital                                                  16,604,744          16,604,744
    Retained earnings                                                            2,933,904           2,170,816
    Treasury stock, 674,010 shares, at cost                                     (6,725,922)         (6,725,922)
    Accumulated other comprehensive income                                         512,316           1,704,170
                                                                          ----------------    ----------------

                                                                                13,618,483          14,047,249
                                                                          ----------------    ----------------
       TOTAL LIABILITIES, MINORITY INTEREST, PREFERRED STOCK AND
          SHAREHOLDERS' EQUITY                                            $    125,538,665    $    157,266,418
                                                                          ================    ================


                                     See accompanying notes to consolidated financial statements.

                              THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF INCOME
                              Years Ended December 31, 2002, 2001 and 2000

----------------------------------------------------------------------------------------------------------------------------

                                                                       2002             2001              2000
                                                                 ---------------------------------------------------
                       CONSUMER PRODUCTS
NET SALES                                                        $     23,463,333 $     27,230,808  $     29,070,575
COST OF GOODS SOLD                                                     13,910,220       14,965,180        14,883,028
                                                                 ---------------- ----------------  ----------------
        Gross Profit                                                    9,553,113       12,265,628        14,187,547
                                                                 ---------------- ----------------  ----------------

OPERATING EXPENSES
    Sales and marketing                                                 4,978,653        6,324,482         4,756,412
    New product development                                               868,100          991,648           702,005
    General and administrative                                          3,909,984        4,659,596         3,916,553
                                                                 ---------------- ----------------  ----------------
        Total Operating Expenses                                        9,756,737       11,975,726         9,374,970
                                                                 ---------------- ----------------  ----------------

    Net operating income (loss)                                          (203,624)         289,902         4,812,577
                                                                 ---------------- ----------------  ----------------

OTHER INCOME (EXPENSES)
    Interest expense                                                     (167,091)        (253,642)         (153,133)
    Other income, net                                                      39,256           25,171           229,238
                                                                 ---------------- ----------------  ----------------
        Net Other Income (Expenses)                                      (127,835)        (228,471)           76,105
                                                                 ---------------- ----------------  ----------------

    Income (loss) before income taxes, minority
        interest and intercompany charges                                (331,459)          61,431         4,888,682
    Less:  Applicable income tax (expense) benefit                        826,718          (25,064)       (1,466,604)
    Minority interest in earnings of subsidiaries                         (84,129)        (101,806)         (106,085)
                                                                 ---------------- ----------------  ----------------

        INCOME (LOSS) BEFORE INTERCOMPANY CHARGES - CONSUMER
         PRODUCTS                                                $        411,130 $        (65,439) $      3,315,993
                                                                 ================ ================  ================

                       FINANCIAL SERVICES
REVENUES
    Interest on loans                                            $      4,849,362 $      7,894,999  $     10,184,955
    Rental income                                                       3,636,388        3,887,964         3,764,427
    Gain on sales of leased properties                                  1,186,961          150,979            36,471
    Other income                                                          209,230          188,639           177,693
    Gain on termination of interest rate swaps                            747,000          249,500                -
                                                                 ---------------- ----------------  ----------------
        Total Revenues                                                 10,628,941       12,372,081        14,163,546
                                                                 ---------------- ----------------  ----------------

EXPENSES
    Interest expense                                                    3,699,308        7,027,025         9,931,103
    Depreciation expense                                                  825,244          863,309           805,320
    Management fee expense                                                985,720          991,511         1,012,023
    Other operating expenses                                              820,658          783,547           599,469
                                                                 ---------------- ----------------  ----------------
          Total Expenses                                                6,330,930        9,665,392        12,347,915
                                                                 ---------------- ----------------  ----------------
    Income before income taxes and
         intercompany revenue                                           4,298,011        2,706,689         1,815,631
      Less: Applicable income tax expense                                (406,173)         (64,970)                -
                                                                 ---------------- ----------------  ----------------

        INCOME BEFORE INTERCOMPANY REVENUE - FINANCIAL SERVICES  $      3,891,838 $      2,641,719  $      1,815,631
                                                                 ================ ================  ================

                                     See accompanying notes to consolidated financial statements.


                                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                   Years Ended December 31, 2002, 2001 and 2000

---------------------------------------------------------------------------------------------------------------------------

                                                                       2002             2001              2000
                                                                 ---------------------------------------------------
TOTAL COMPANY
    Income (loss) before income taxes, minority
      interest and intercompany activity
        Consumer products                                        $       (331,459)$         61,431  $      4,888,682
        Financial services                                              4,298,011        2,706,689         1,815,631
                                                                 ---------------- ----------------  ----------------
          Total Company                                                 3,966,552        2,768,120         6,704,313
    Income tax benefit (expense)                                          758,305          416,325          (938,958)
    Minority interest in earnings of subsidiaries                         (84,129)        (101,806)         (106,085)
                                                                 ---------------- ----------------  ----------------

        NET INCOME                                                      4,640,728        3,082,639         5,659,270
    Preferred stock dividends                                          (1,437,712)      (1,437,713)       (1,394,874)
                                                                 ---------------- ----------------  ----------------

        NET INCOME AVAILABLE TO COMMON SHAREHOLDERS              $      3,203,016 $      1,644,926  $      4,264,396
                                                                 ================ ================  ================

          Basic earnings per common share                        $           0.86 $           0.44  $           1.11
                                                                 ================ ================  ================
          Diluted earnings per common share                      $           0.86 $           0.44  $           1.11
                                                                 ================ ================  ================
          Weighted average shares outstanding                           3,727,589        3,727,589         3,832,769
                                                                 ================ ================  ================



SEGMENT RECONCILIATION

CONSUMER PRODUCTS
    Income (loss) before intercompany charges                    $        411,130 $        (65,439) $      3,315,993
    Interest and rent expense to parent                                  (590,088)        (823,953)       (1,223,495)
    Management fees to parent                                            (438,909)        (416,537)         (530,317)
    Applicable income tax benefit related to intercompany
      charges                                                             337,760          506,359           527,646
                                                                 ---------------- ----------------  ----------------
        Total Segment Net Income (Loss)                                  (280,107)        (799,570)        2,089,827
                                                                 ---------------- ----------------  ----------------

FINANCIAL SERVICES
    Income before intercompany revenue                                  3,891,838        2,641,719         1,815,631
    Interest and rent income from subsidiary                              590,088          823,953         1,223,495
    Management fees from subsidiary                                       438,909          416,537           530,317
                                                                 ---------------- ----------------  ----------------
        Total Segment Net Income                                        4,920,835        3,882,209         3,569,443
                                                                 ---------------- ----------------  ----------------

           NET INCOME                                            $      4,640,728 $      3,082,639  $      5,659,270
                                                                 ================ ================  ================


                                     See accompanying notes to consolidated financial statements.


                                      THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                      Years Ended December 31, 2002, 2001 and 2000

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                              Accumulated
                                                     Additional                                  other
                                          Common       paid-in      Retained     Treasury    comprehensive
                                           stock       capital      earnings      stock          income           Total
                                        ----------- ------------- ------------ ------------ --------------- ---------------
BALANCES - December 31, 1999            $   293,441 $  16,604,744 $   1,218,617 $(4,633,158) $            - $    13,483,644
   Net income - 2000                              -             -     5,659,270           -               -       5,659,270
   Purchase 257,200 shares of treasury
       stock                                      -             -             -  (2,092,764)              -      (2,092,764)
   Cash dividends on preferred stock -
       8.53% dividend rate                        -             -    (1,394,874)          -               -      (1,394,874)
   Cash dividends on common stock -
       $.65 per share                             -             -    (2,517,199)          -               -      (2,517,199)
                                        ----------- ------------- ------------- -----------  -------------- ---------------


BALANCES - December 31, 2000                293,441    16,604,744     2,965,814  (6,725,922)              -      13,138,077
                                                                                                            ---------------

   Comprehensive income
   Net income - 2001                              -             -     3,082,639           -               -       3,082,639
      Unrealized gains on
         cash flow hedges                         -             -             -           -       2,645,838       2,645,838
      Reclassification adjustment
         for gains realized on
         termination of cash flow
         hedges included in net
         income                                   -             -             -           -        (249,500)       (249,500)
      Reclassification adjustment
         for  cash flow hedging
         gains included in net
         income                                   -             -             -           -        (692,168)       (692,168)
                                                                                                            ---------------
          Total Comprehensive Income                                                                              4,786,809
                                                                                                            ---------------
   Cash dividends on preferred stock -
       8.53% dividend rate                        -             -    (1,437,713)          -               -      (1,437,713)
   Cash dividends on common stock -
       $.65 per share                             -             -    (2,439,924)          -               -      (2,439,924)
                                        ----------- ------------- ------------- -----------  -------------- ---------------

BALANCES - December 31, 2001                293,441    16,604,744     2,170,816  (6,725,922)      1,704,170      14,047,249
                                                                                                            ---------------

   Comprehensive income
   Net income - 2002                              -             -     4,640,728           -               -       4,640,728
      Unrealized gains on
         cash flow hedges                         -             -             -           -          95,317          95,317
      Reclassification adjustment
         for gains realized on
         termination of cash flow
         hedges included in net
         income                                   -             -             -           -        (747,000)       (747,000)
      Reclassification adjustment
         for cash flow hedging
         gains included in net
         income                                   -             -             -           -        (540,171)       (540,171)
                                                                                                            ---------------
          Total Comprehensive Income                                                                              3,448,874
                                                                                                            ---------------
   Cash dividends on preferred stock -
       8.53% dividend rate                        -             -    (1,437,712)          -               -      (1,437,712)
   Cash dividends on common stock -
       $.65 per share                             -             -    (2,439,928)          -               -      (2,439,928)
                                        ----------- ------------- ------------- -----------  -------------- ---------------

BALANCES - December 31, 2002            $   293,441 $  16,604,744 $   2,933,904 $(6,725,922) $      512,316 $    13,618,483
                                        =========== ============= ============= ===========  ============== ===============

                                     See accompanying notes to consolidated financial statements.


                                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Years Ended December 31, 2002, 2001 and 2000


---------------------------------------------------------------------------------------------------------------------------------

                                                                       2002                2001                2000
                                                                ----------------------------------------------------------
CONSUMER PRODUCTS
CASH FLOWS FROM OPERATING ACTIVITIES
    Segment net income (loss)                                   $         (280,107) $         (799,570) $        2,089,827
    Adjustments to reconcile segment net
      income (loss) to net cash flows from
      operating activities
        Depreciation and amortization                                    1,357,557           1,099,844           1,113,760
        Provision for losses on accounts
         receivable                                                        479,984             390,845              15,400
        (Gain) loss on disposal of property and equipment                   (6,391)             16,508                   -
        Provision for inventory reserve                                    186,583             372,401             305,823
        Deferred income tax benefit                                       (599,804)           (304,464)           (192,258)
        Change in minority interest in subsidiaries                       (203,619)            101,806             112,399
        Net change in
           Accounts receivable                                             241,084            (458,787)           (947,474)
           Inventory, net                                                 (299,498)            (37,092)         (1,754,721)
           Other assets                                                    632,196            (178,858)           (447,891)
           Accounts payable                                                225,367            (107,161)             12,871
           Other liabilities                                              (225,509)           (111,370)            (40,139)
                                                                ------------------  ------------------  ------------------
        Net Cash Flows from Operating Activities                         1,507,843             (15,898)            267,597
                                                                ------------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Property and equipment expenditures                                   (695,985)         (1,301,255)         (1,136,703)
    Repayment of loans                                                     621,968                   -                   -
                                                                ------------------  ------------------  ------------------
        Net Cash Flows from Investing Activities                           (74,017)         (1,301,255)         (1,136,703)
                                                                ------------------  ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net (decrease) increase in short term
      borrowings                                                        (2,158,000)          2,223,074             976,926
    Net (decrease) increase in other notes
      payable                                                              (16,518)           (301,298)            287,890
    Net intercompany transactions                                          560,240            (551,774)           (298,211)
                                                                ------------------  ------------------  ------------------
        Net Cash Flows from Financing Activities                        (1,614,278)          1,370,002             966,605
                                                                ------------------  ------------------  ------------------

           Net Change in Cash and Cash Equivalents                        (180,452)             52,849              97,499

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                              681,267             628,418             530,919
                                                                ------------------  ------------------  ------------------

    CASH AND CASH EQUIVALENTS - END OF YEAR                     $          500,815  $          681,267  $          628,418
                                                                ==================  ==================  ==================
SUPPLEMENTAL CASH FLOW DISCLOSURES
    Cash paid for interest                                      $          167,091  $          191,402  $          153,133
    Cash paid (received) for income taxes                                 (685,641)            214,834             955,232


                                     See accompanying notes to consolidated financial statements.

                                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  Years Ended December 31, 2002, 2001 and 2000


---------------------------------------------------------------------------------------------------------------------------------

                                                                         2002                2001                2000
                                                                ----------------------------------------------------------
FINANCIAL SERVICES

CASH FLOWS FROM OPERATING ACTIVITIES
    Segment net income                                          $        4,920,835  $        3,882,209  $        3,569,443
    Adjustments to reconcile segment net
      income to net cash flows from
      operating activities
        Depreciation                                                       825,244             863,309             805,319
        Change in appreciation on investments                                    -                   -             (33,514)
        Gain on sale of leased properties                               (1,186,961)           (150,979)            (36,471)
        Net change in
           Interest receivable                                             163,193             341,620            (175,199)
           Rent receivable                                                (113,548)            159,515            (916,500)
           Other assets                                                    405,357              65,794              29,601
           Accrued liabilities                                             172,917            (305,353)                  -
                                                                ------------------  ------------------  ------------------
        Net Cash Flows from Operating Activities                         5,187,037           4,856,115           3,242,679
                                                                ------------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net loan repayments received                                        25,617,483          12,050,935           1,960,378
    Proceeds from sale of leased properties                              6,199,083           1,387,187           1,645,657
    Purchase or construction of leased property                         (3,267,757)         (1,467,508)        (13,671,667)
    Property and equipment expenditures                                          -                   -              (8,972)
    Net intercompany transactions                                         (560,240)            551,774             298,211
                                                                ------------------  ------------------  ------------------
        Net Cash Flows from Investing Activities                        27,988,569          12,522,388          (9,776,393)
                                                                ------------------  ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in commercial paper                                     (11,534,285)          1,461,038          (7,311,307)
    Net change in lines of credit                                       (4,720,000)            200,000           3,000,000
    Net payments on letter of credit                                      (495,000)         (4,285,000)         12,085,000
    Repayment of SWIB notes                                             (1,333,334)         (1,333,332)         (1,333,334)
    Proceeds from (repayment of) loan participations with
      repurchase options                                               (10,939,731)         (9,333,449)          4,733,121
    Net repayment of other long-term debt                                  (71,275)            (65,893)             (5,551)
    Preferred stock dividends paid                                      (1,437,712)         (1,437,713)         (1,448,124)
    Common stock dividends paid                                         (2,439,928)         (2,439,924)         (2,517,199)
    Purchase of treasury stock                                                   -                   -          (2,092,764)
                                                                ------------------  ------------------  ------------------
        Net Cash Flows from Financing Activities                       (32,971,265)        (17,234,273)          5,109,842
                                                                ------------------  ------------------  ------------------

           Net Change in Cash and Cash Equivalents                         204,341             144,230          (1,423,872)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                              229,506              85,276           1,509,148
                                                                ------------------  ------------------  ------------------

    CASH AND CASH EQUIVALENTS - END OF YEAR                     $          433,847  $          229,506  $           85,276
                                                                ==================  ==================  ==================
SUPPLEMENTAL CASH FLOW DISCLOSURES
    Cash paid for interest                                      $        4,085,858  $        7,307,518  $        9,718,128


                                     See accompanying notes to consolidated financial statements.

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------
NOTE 1 - Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

    Consolidation

The consolidated financial statements of The Middleton Doll Company and Subsidiaries (the Company) include the accounts of the Company, Bando McGlocklin Small Business Lending Corporation (BMSBLC) and Lee Middleton Original Dolls, Inc. (LMOD). LMOD includes the accounts of its wholly owned subsidiary License Products, Inc. (LPI) and its 51% owned subsidiary, Middleton (HK) Limited (MHK). In 2002, Middleton (HK) Limited was liquidated. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

    Nature of Business

On May 3, 2001, the shareholders approved a name change from Bando McGlocklin Capital Corporation to The Middleton Doll Company. The Middleton Doll Company and Subsidiaries (the Company), was incorporated in February 1980, to provide long-term secured loans to small businesses. At the present time, the Company consists of two business segments, the financial services segment and the consumer products segment.

The financial services segment consists of the Company and its wholly-owned subsidiary BMSBLC. Both the Company and BMSBLC operated as a real estate investment trust (REIT) pursuant to the provisions of Section 856 of the Internal Revenue Service Code of 1986, as amended. The principal business of the segment is making loans and leasing buildings to small businesses. The segment has participated in loans with third party loan originators.

The consumer products segment consists of a 99% interest in LMOD, including a 51% interest in LMOD's subsidiary, MHK, and a 100% interest in LPI. On January 1, 2002, LMOD acquired the remaining 49% interest in LPI. LMOD is a manufacturer of collectible vinyl dolls and a distributor of vinyl play dolls. LPI designs, develops and markets a line of quality, proprietary time pieces.

    Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowances for loan and lease losses and doubtful accounts and the valuation of inventories and deferred income tax assets.

    Segment Information

The Company is reporting segment assets, liabilities, sales and operating income in the same format reviewed by the Company's management. As discussed in Nature of Business above, the Company has two reportable segments: consumer products (which includes LMOD, MHK and LPI) and financial services (which includes the Company and BMSBLC). Segment information required to be disclosed is included in the accompanying consolidated financial statements. Intersegment charges are reflected in the segment reconciliation on the consolidated statements of income and on the consolidated statements of cash flows.

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------
NOTE 1 - Summary of Significant Accounting Policies (cont.)
--------------------------------------------------------------------------------

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

    Allowance for Loan Losses

A loan is considered impaired when, based on current information and events, it is probable that the lender will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Management reviews the value of the collateral on each loan to determine if an allowance for loan losses is necessary. Management has determined that no allowance for loan losses is necessary.

    Rent Receivable

Rent receivable is accrued on a monthly basis based on the lease agreement. If at any point it is determined the lessee will not make rent payments as dictated by the lease agreement, the accrual of rent is discontinued until management determines the rent to be collectible. Rent receivable is presented net of an allowance for lease losses of $150,000 at December 31, 2002 and 2001.

    Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $332,386 and $326,389 at December 31, 2002 and 2001, respectively.

    Interest Rate Swap Agreements

The Company enters into interest rate swap agreements as a means of managing its interest rate exposure. The differential to be paid or received on all interest rate swap agreements is accrued as interest rates change and is recognized over the life of the agreements. The swap agreements are recorded at fair value on the consolidated balance sheet with the net adjustment recorded as other comprehensive income.

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------
NOTE 1 - Summary of Significant Accounting Policies (cont.)
--------------------------------------------------------------------------------

    Inventory

Inventories of LMOD and LPI are valued at lower of cost or market using the first-in, first-out (FIFO) method.

    Leased Properties

Leased properties are recorded at their cost value. Depreciation is calculated using the straight-line method over 40 years for book purposes and 39 years for tax purposes. The costs of normal repairs and maintenance are charged to expense as incurred.

    Property and Equipment

Property and equipment primarily represent manufacturing property, plant and equipment of LMOD and LPI. Property and equipment is stated at cost and depreciated using straight-line methods for financial statement purposes and accelerated methods for income tax purposes. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are added to the property and equipment accounts.

    Revenue Recognition

Revenue is recognized when products are shipped.

    Research and Development Costs

The cost of research, development and product improvement costs are charged to expense as they are incurred. Research, development and product improvement costs are reported as a separate component of operating expenses and total $868,100, $991,648 and $702,005 for the years ended December 31, 2002, 2001 and
2000, respectively.

    Stock-Based Compensation Plan

At December 31, 2002, the Company has a stock-based employee compensation plan which is described more fully in Note 17. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the approximate market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure, the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                        2002                2001               2000
                                                                  ----------------    ----------------   ----------------
    Net income available to common shareholders - as reported     $      3,203,016    $      1,644,926   $      4,264,396
                                                                  ================    ================   ================
    Basic earnings per share - as reported                        $           0.86    $           0.44   $           1.11
                                                                  ================    ================   ================
    Diluted earnings per share - as reported                      $           0.86    $           0.44   $           1.11
                                                                  ================    ================   ================

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------
NOTE 1 - Summary of Significant Accounting Policies (cont.)
--------------------------------------------------------------------------------

    Income Taxes

The Company and its qualified REIT subsidiary, BMSBLC, qualify as real estate investment trusts under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders. During 2001 and 2002, the Company took advantage of a provision in the tax law that allows a REIT to retain any capital gains on sale of real estate properties and pay the corresponding tax on the gains.

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

LMOD and LPI are taxed as C corporations and file a consolidated federal income tax return and individual state income tax returns.

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to different methods used for depreciation for income tax purposes, vacation accruals, heatlh insurance, deferred revenue, net operating losses, capitalization requirements of the Internal Revenue Code, allowances for doubtful accounts and obsolete inventory and charitable contribution carryforwards. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

    Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $920,361, $1,408,734 and $1,173,154 for the years ended December 31, 2002,
2001 and 2000, respectively

    Off-Balance Sheet Financial Instruments

In the ordinary course of business BMSBLC has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------
NOTE 1 - Summary of Significant Accounting Policies (cont.)
--------------------------------------------------------------------------------

    Derivative Financial Instruments Designated As Hedges

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These statements require the Company to designate all derivative instruments as either fair value hedges or cash flow hedges and to record the hedge on the balance sheet at its fair value. The net gain/loss on instruments classified as cash flow hedges are reported as changes in other comprehensive income. The net gain/loss on instruments classified as fair value hedges are reported as increases/decreases in current year earnings.

As part of the Company's asset/liability management, the Company uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. The interest component associated with the contract is recognized over the life of the contract as an adjustment to interest expense.

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

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------
NOTE 1 - Summary of Significant Accounting Policies (cont.)
--------------------------------------------------------------------------------


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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

         Carrying Amounts Approximate Fair Values for the Following Instruments
                Cash and cash equivalents
                Accounts receivable
                Interest receivable
                Rent receivable
                Variable rate loans that reprice frequently where no
                 significant change in credit risk has occurred
                Short-term borrowings
                Accounts payable
                Variable rate long-term debt

         Quoted Market Prices
         Where available, or if not available, based on quoted market prices of comparable instruments for the following instruments:
                Interest rate swaps
                Redeemable preferred stock

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

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------
NOTE 1 - Summary of Significant Accounting Policies (cont.)
--------------------------------------------------------------------------------

    Recent Statement of Financial Accounting Standards (SFAS) Pronouncements

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as a component of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe the adoption of this statement will have a material impact on the consolidated financial statements.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, establishes accounting and reporting standards for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed. SFAS No. 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held for use or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted this statement as of January 1, 2002 and the implementation of this standard did not have a material impact on the consolidated financial statements.

SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and amends SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. It also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. It further amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Most provisions of this statement are effective for financial statements issued for fiscal years beginning after May 15, 2002. Adoption of this statement is not expected to have a material impact on the consolidated financial statements.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this statement is not expected to have a material impact on the consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not anticipate the Interpretation will have a material impact on its consolidated financial statements.

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------
NOTE 1 - Summary of Significant Accounting Policies (cont.)
--------------------------------------------------------------------------------

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This Interpretation addresses consolidation by business enterprises of variable interest entities. Under current practice, entities generally have been included in consolidated financial statements because they are controlled through voting interests. This Interpretation explains how to identify variable interest entities and how an entity assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The Company does not anticipate FIN 46 will have a material impact to its consolidated financial statements.

    Reclassification

Certain 2001 and 2000 amounts have been reclassified to conform with the 2002 presentation. The reclassifications have no effect on reported amounts of net income or equity.

--------------------------------------------------------------------------------
NOTE 2 - Related Entity
--------------------------------------------------------------------------------

The Company shares common ownership and management with InvestorsBancorp, Inc. (the Bank). The Company and the Bank have a Management Services and Allocation of Expenses Agreement (the Agreement). The Agreement allows the employees of the Bank to provide loan management, leasing and accounting services to the Company for a fee, payable monthly. Management fee expense relating to the Agreement was $985,720, $991,511 and $1,012,023 for the years ended December 31, 2002, 2001 and 2000, respectively. Overhead expenses and rent are also shared between the two entities in accordance with the Agreement.

During the year ended December 31, 2000, InvestorsBancorp, Inc. borrowed $2,500,000 from the Company. The loan was unsecured and matures April 30, 2010 with interest payable quarterly at Prime plus 2%. At December 31, 2001, the outstanding principal balance on the note was $2,500,000. In 2002, the loan was paid in full.

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

The financial services segment grants loans and leases properties to small and medium-sized businesses primarily in southeastern Wisconsin. As of December 31, 2002 and 2001, respectively, the Company had loans outstanding to its largest borrower totaling $11,609,853 and $12,412,449 which represented approximately 16% and 7 total loans outstanding at December 31, 2002.

Approximately 50% of LMOD's labor force is subject to a collective bargaining agreement. The agreement's expiration date is April 30, 2004.

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------
NOTE 4 - Loans
--------------------------------------------------------------------------------

Approximately 85% of the Company's loan portfolio consists of variable-rate loans with terms of five to fifteen years. Substantially all loans are collateralized by first or second mortgages on commercial real estate.

Impaired loans were $2,006,016 and $520,135 at December 31, 2002 and 2001, respectively. The average recorded amount of impaired loans during 2002 and 2001 was $901,697 and $531,848, respectively. The interest accrued on the impaired loans was $20,936 and $20,936 at December 31, 2002 and 2001, respectively. There was no allowance for loan loss related to these loans at December 31, 2002 and 2001. At December 31, 2000, there was an allowance of $150,000 related to these loans. Interest income on impaired loans of $34,405, $18,115 and $27,228 was recognized for cash payments received in 2002, 2001 and 2000, respectively.

Undisbursed loan commitments and lines of credit totaled $1,284,931 and $559,450 at December 31, 2002 and 2001, respectively. There were no letters of credit outstanding as of December 31, 2002.

--------------------------------------------------------------------------------
NOTE 5 -  Allowance for Loan and Rent Losses
--------------------------------------------------------------------------------

The allowance for loan and rent losses is established as losses are estimated to have occurred through a provision for loan and rent losses charged to earnings. Management reviews the entire loan and rent receivable portfolio when determining the necessary allowance. As of December 31, 2002 and 2001, the allowance was $150,000.

--------------------------------------------------------------------------------
NOTE 6 -  Loans Sold
--------------------------------------------------------------------------------

The Company sells loans with the option to repurchase them at a later date. During 2002 and 2001, the Company sold $2,818,488 and $913,607, respectively, of loans to third parties with the option to repurchase them. These sales all have been accounted for as secured financings. As of December 31, 2002 and 2001, the balance of loan participations sold with repurchase options was $17,184,176 and $28,123,907, respectively. Of this amount approximately $7 million and $15 million was sold to a single non-related party as of December 31, 2002 and 2001, respectively. These loan participations mature as the corresponding notes mature with the maturities ranging from one to six years. Under the terms of the repurchase agreements, the Company retains servicing rights for the entire loan. As servicer and provider of recourse, certain agreements require the Company to comply with various covenants, including the maintenance of net worth. As of December 31, 2002, the Company was in compliance with these covenants.

For the loans sold with no recourse, the Company is susceptible to loss on the loans up to the percentage of the retained interest to the extent the underlying collateral is insufficient in the event of nonperformance by the borrower. The Company's retained interest is subordinated to the portion sold. For the loans sold with full recourse, the Company is susceptible to loss equal to the total principal balance of the loan to the extent the underlying collateral is insufficient in the event of nonperformance. No associated loss reserve has been established as of December 31, 2002 and 2001, for loans which have been sold.

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


----------------------------------------------------------------------------------------------------------------------------------
NOTE 7 - Inventory
----------------------------------------------------------------------------------------------------------------------------------

Inventory consists of the following at December 31:

                                                                                             2002               2001
                                                                                      ----------------   ----------------
         Raw materials                                                                $      2,317,792   $      2,116,694
         Work in process                                                                       100,118            113,163
         Finished goods                                                                      3,885,584          4,147,305
                                                                                      ----------------   ----------------
                                                                                             6,303,494          6,377,162
         Allowance for obsolete inventory                                                      (96,757)          (283,340)
                                                                                      ----------------   ----------------
                                                                                      $      6,206,737   $      6,093,822
                                                                                      ================   ================

----------------------------------------------------------------------------------------------------------------------------------
NOTE 8 - Leased Properties
----------------------------------------------------------------------------------------------------------------------------------

The major categories of leased properties at December 31 are summarized as follows:

                                                                        Useful
                                                                         Lives              2002               2001
                                                                      -----------     ----------------   -----------------

      Land                                                                N/A         $      4,270,872   $      4,501,344
      Building                                                          40 yrs.             29,617,851         32,351,179
      Construction in progress                                            N/A                  780,143                  -
                                                                                      ----------------   ----------------
         Total                                                                              34,668,866         36,852,523
      Less: accumulated depreciation                                                        (2,294,053)        (1,976,037)
                                                                                      ----------------   ----------------
         Net                                                                          $     32,374,813   $     34,876,486
                                                                                      ================   ================

Depreciation expense on leased properties was $757,308, $775,122 and $712,481 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company normally leases its properties pursuant to a lease agreement with initial lease terms, primarily ranging from five to fifteen years. The leases require the lessee to pay all operating expenses including utilities, insurance and taxes. The lease agreements, all of which are operating leases, expire at various dates through 2014 and provide the lessee with renewal and purchase options. If it is determined that the lessee will not be able to make all required lease payments, the lease is put on nonaccrual and no future amounts of rents are accrued. At such time that the lessee becomes current on past lease payments, the Company will resume the accrual of lease payments. Rent receivable is shown net of an allowance of $150,000 at December 31, 2002 and 2001.

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------------------------------------------------------
NOTE 8 - Leased Properties (cont.)
--------------------------------------------------------------------------------------------------------------------------------

Minimum future rental income, by year, from these leases based on the agreements in effect at December 31, 2002 is as follows:

                                                                                       Projected Rental
             Year                                                                           Income
             ----                                                                     -----------------
             2003                                                                     $      3,874,771
             2004                                                                            3,675,677
             2005                                                                            3,420,617
             2006                                                                            2,784,106
             2007                                                                            2,280,044
             Future years                                                                    3,821,725
                                                                                      ----------------
                                                                                      $     19,856,940
                                                                                      ================

The Company leased half of its office space to InvestorsBank, a related party.
Monthly rents were variable based on LIBOR. Rental income from the related party for the years ended December 31, 2002, 2001 and 2000 was $48,015, $57,618 and $55,747, respectively.

--------------------------------------------------------------------------------------------------------------------------------
NOTE 9 - Property and Equipment
--------------------------------------------------------------------------------------------------------------------------------

The major categories of property and equipment at December 31 are summarized as follows:

                                                                        Useful
                                                                         Lives             2002               2001
                                                                       ---------      ----------------   ----------------
    Consumer Products:
      Land                                                                N/A         $        173,590   $        173,590
      Building                                                          40 yrs.              1,944,685          1,926,002
      Machinery and equipment                                          3-5 yrs.              2,831,628          2,548,121
      Furniture and fixtures                                            7 yrs.               1,834,564          1,743,313
                                                                                      ----------------   ----------------
         Total                                                                               6,784,467          6,391,026
      Less: accumulated depreciation                                                        (2,788,953)        (2,240,331)
                                                                                      ----------------   ----------------
         Net                                                                          $      3,995,514   $      4,150,695
                                                                                      ================   ================

    Financial Services:
      Furniture and fixtures                                            3-7 yrs       $        751,532   $        751,532
      Less: accumulated depreciation                                                          (678,128)          (610,192)
                                                                                      ----------------   ----------------
         Net                                                                          $         73,404   $        141,340
                                                                                      ================   ================

Depreciation expense for consumer products was $857,557, $568,860 and $582,776 and for financial services was $67,936, $88,187 and $92,839 for the years ended December 31, 2002, 2001 and 2000, respectively.

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------
NOTE 10 - Goodwill and Intangible Assets
--------------------------------------------------------------------------------

The goodwill associated with the April 30, 1998 acquisition of the 49% interest in LMOD amounted to $619,753. The amount, under previous accounting requirements, was amortized over a period of twenty years. The unamortized amount and current carrying value of goodwill is $506,145.

On January 1, 2002, the Company implemented Statement of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. This Statement provides that goodwill and indefinite lived intangible assets are no longer amortized against income but are reviewed at least annually for impairment. An impairment review is designed to determine whether the fair value, and the related recorded goodwill, is below its carrying value. Management has conducted the impairment review and determined that the carrying value of goodwill has not been impaired. Accordingly, there were no charges to operations for goodwill impairment. However, adoption of this Statement had the following pro forma impacts to the consolidated financial statements:

                                                                        2002                2001               2000
                                                                  ----------------    ----------------   ----------------
    Net income available to common shareholders - as reported     $      3,203,016    $      1,644,926   $      4,264,396
         Add back goodwill amortization                                         -               30,984             30,984
                                                                  ----------------    ----------------   ----------------
         Adjusted net income                                      $      3,203,016    $      1,675,910   $      4,295,380
                                                                  ================    ================   ================

    Basic earnings per share - as reported                        $           0.86    $           0.44   $           1.11
         Add back goodwill amortization                                         -                 0.01               0.01
                                                                  ----------------    ----------------   ----------------
         Adjusted net income                                      $           0.86    $           0.45   $           1.12
                                                                  ================    ================   ================

    Diluted earnings per share - as reported                      $           0.86    $           0.44   $           1.11
         Add back goodwill amortization                                         -                 0.01               0.01
                                                                  ----------------    ----------------   ----------------
         Adjusted net income                                      $           0.86    $           0.45   $           1.12
                                                                  ================    ================   ================

The licensing agreement is a definite-lived intangible asset associated with the right to produce certain dolls under a five year royalty agreement with an original cost of $2,500,000. The licensing agreement is being amortized over five years. Amortization expense for the licensing agreement amounted to $500,000 in each of 2002, 2001 and 2000. Accumulated amortization for the licensing agreement amounted to $2,333,334 and $1,833,334 at December 31, 2002 and 2001, respectively. Amortization expense for 2003 on this agreement will be $166,666.

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------
NOTE 11 - Short-Term Borrowings
--------------------------------------------------------------------------------

Short-term borrowings consist of the following at December 31:

                                                   2002               2001
                                             ----------------   ----------------
    Consumer Products:
    Short-term borrowings                    $      1,242,000   $      3,400,000

    Financial Services:
    Commercial paper                               51,272,618         62,806,903
    Lines of credit                                 3,480,000          8,200,000
                                             ----------------   ----------------
         Total short-term borrowings         $     55,994,618   $     74,406,903
                                             ================   ================

Consumer Products:

LMOD has a loan agreement with a InvestorsBank, a related party, providing for a line of credit of $4,075,000 at prime plus .50%, which was 4.75% at December 31, 2002. The note is due on December 31, 2002 and interest is payable monthly. The note was extended to February 28, 2003, at which time the note was paid in full. The note was paid with proceeds of a new note with similar short-term financing from a related company. The agreement was collateralized by receivables and inventory of LMOD and LPI.

Financial Services:

Commercial paper is issued for working capital purposes with maturities up to 90 days. The average yield on commercial paper outstanding at December 31, 2002 and 2001 was 1.77 and 2.34, respectively.

As of December 31, 2002, BMSBLC has a line of credit with three participating banks. The line of credit agreement provides for a maximum line of credit of $60,000,000 less the outstanding principal amount of the commercial paper and direct pay letter of credit obligation. The agreement bears interest at the prime rate or at the 30, 60, or 90 day LIBOR rate plus one and three-eighths percent. The interest rate index is determined by BMSBLC at the time funds are drawn. Interest is payable monthly and the agreement expires on June 27, 2003. BMSBLC is also required to pay a commitment fee equal to one-half of one percent per year on the unused amount of the loan commitment. The outstanding principal balance was $0 and $825,000 at December 31, 2002 and 2001, respectively.

The financial services' commercial paper and lines of credit are collateralized by a pool of loans with an outstanding balance of $38.8 million and $45.5 million and leased properties with net carrying value of approximately $30.9 million and $33.3 million as of December 31, 2002 and 2001, respectively

The Company has a line of credit agreement with one of its correspondent banks providing for a line of credit of $5,000,000 bearing interest at the prime rate. Interest is payable quarterly and the credit agreement expires on December 31, 2002. The note was extended to February 28, 2003, at which time the note was paid in full. As of December 31, 2002 and 2001, the outstanding principal balance was $3,480,000 and $7,375,000. The credit agreement was collateralized by the stock of LMOD and BMSBLC and a loan with an outstanding balance of $0 and $2,500,000 as December 31, 2002 and 2001, respectively.

The line of credit agreements and the SWIB agreements described in Note 12 contain restrictions on BMSBLC's new indebtedness, acquisition of its common stock, return of capital dividends, past due loans, and realized losses on loans, and requires maintenance of collateral, minimum equity and loan to debt ratios. As of December 31, 2002, BMSBLC is in compliance with all such requirements.

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


---------------------------------------------------------------------------------------------------------------------------------
NOTE 12 - Long-Term Debt
---------------------------------------------------------------------------------------------------------------------------------

Long-term borrowings consist of the following at December 31:

                                                                                            2002               2001
                                                                                      ---------------    ---------------
    Consumer Products -
    Capital lease                                                                     $             -    $        16,518

    Financial Services:
    Direct pay letter of credit obligation                                                  7,305,000          7,800,000
    State of Wisconsin Investment Board notes payable                                       9,666,667         11,000,001
    Other borrowings                                                                        1,441,042          1,512,317
                                                                                      ---------------    ---------------

                                                                                           18,412,709         20,328,836
    Loan participations with repurchase options (See Note 7)                               17,184,176         28,123,907
                                                                                      ---------------    ---------------
        Total long-term borrowings                                                    $    35,596,885    $    48,452,743
                                                                                      ===============    ===============

      Letter of Credit

BMSBLC has a Letter of Credit Agreement with one of its correspondent banks to support the issuance, reissuance and remarketing of industrial revenue bonds. The letter of credit expires on October 15, 2003 unless renewed. The promissory notes of the underlying obligors, which are classified as loans on the Company's balance sheet with an outstanding balance of $7.3 million and $7.9 million as of December 31, 2002 and 2001, respectively are used as collateral under the agreement. The interest rate changes weekly based upon the remarketing agent's lowest rate to permit the sale of the bonds. The outstanding principal balance of the letter of credit and the interest rate was $7,305,000 and 1.80% and $7,800,000 and 1.85% as of December 31, 2002 and 2001, respectively.

BMSBLC entered into a Loan and Trust Agreement with the City of Franklin, Wisconsin and a correspondent bank. The agreement provides for a letter of credit to fund the issuance of industrial development revenue bonds secured by real estate with a fair market value of $1.8 million. The bonds mature on December 1, 2018 with interest payable monthly to the trustee. The interest rate changes weekly based upon the remarketing agent's lowest rate to permit the sale of the bonds. As of December 31, 2002 and 2001, the interest rate was 1.70% and 1.80%, respectively. The outstanding principal balance was $1,385,000 and $1,450,000 at December 31, 2002 and 2001, respectively.

      State of Wisconsin Investment Board
BMSBLC has a term note with the State of Wisconsin Investment Board (SWIB) which bears interest at a fixed rate of 9.05% per year through its maturity and is collaterized by specific loans with an outstanding balance of $4.0 million and $4.5 million as of December 31, 2002 and 2001, respectively. The note is payable in equal quarterly installments of $166,667 with a final payment of unpaid principal due November 7, 2006. At December 31, 2002 and 2001, the outstanding principal balance was $2,666,667 and $3,333,334, respectively.

In addition, BMSBLC has a term note with SWIB which bears interest at a fixed rate of 6.98% per year through its maturity and is secured by specific loans with an outstanding balance of $6.9 million and $8.2 million as of December 31, 2002 and 2001, respectively. The note is payable in equal quarterly installments of $166,667 with a final payment of unpaid principal due on June 1, 2013. At December 31, 2002 and 2001, the outstanding principal balance was $7,000,000 and $7,666,667, respectively.

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------
NOTE 12 - Long-Term Debt (cont.)
--------------------------------------------------------------------------------

The SWIB agreements and the line of credit agreements described in Note 11 contain restrictions on BMSBLC's new indebtedness, acquisition of its common stock, return of capital dividends, past due loans, and realized losses on loans, and requires maintenance of collateral, minimum equity and loan to debt ratios. As of December 31, 2002, BMSBLC is in compliance with all such requirements.

      Other Long-Term Debt
BMSBLC has a term note with the Milwaukee Economic Development Corporation which bears interest at a fixed rate of 6.00% per year through its maturity and is collaterized by a second mortgage on real estate. The note is payable in equal monthly installments of $819 with a final payment due on January 1, 2010. The outstanding principal balance was $56,042 and $62,317 at December 31, 2002 and 2001, respectively.

Expected annual maturities of long-term debt as of December 31, 2002 are as follows:

    2003                                                 $      8,709,942
    2004                                                        1,410,350
    2005                                                        1,410,783
    2006                                                        1,416,281
    2007                                                          750,663
    Thereafter                                                  4,714,690
                                                         ----------------
                                                         $     18,412,709
                                                         ================

--------------------------------------------------------------------------------
NOTE 13 - Operating Leases
--------------------------------------------------------------------------------

The consumer products segment leases from third parties various buildings. The leases are classified as operating leases and the buildings are used as offices, warehouses and outlet stores for the storage, distribution and sale of Lee Middleton Original Dolls merchandise as well as for a variety of equipment. Lease expenses were approximately $746,000, $580,000, and $340,000 in 2002, 2001 and 2000, respectively.

At December 31, 2002, the future minimum lease payments for each of the five succeeding years and in the aggregate are as follows:

    2003                                               $        680,630
    2004                                                        650,044
    2005                                                        613,695
    2006                                                        241,114
    2007                                                         12,391
                                                       ----------------
                                                       $      2,197,874
                                                       ================

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------
NOTE 14 - Interest Rate Swaps
--------------------------------------------------------------------------------

The Company utilizes derivative instruments for purposes of asset liability management. These derivative transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. Notional amounts do not represent direct credit exposures as the exposure is limited to the net difference between the calculated amounts to be received and paid by the financial institutions participating in the interest rate swap. The Company does not anticipate nonperformance by these institutions.

Interest rate swaps are contracts in which a series of interest rate flows are exchanges over a prescribed period. Most interest rate swaps involve the exchange of fixed and floating interest rates. An example of a situation in which the Company would utilize an interest rate swap would be to convert its fixed-rate debt to a variable rate. By entering into the swap, the principal amount of the debt would remain unchanged but the interest payment streams would change.

The Company's swap agreements are structured so that the Company pays a variable interest rate and receives a fixed rate based on various rate indexes. The Company has also entered into additional swap agreements to fix the interest rate spread of the existing interest rate swaps and fixed-rate debt.

The following table summarizes the interest rate swap agreements, designated as cash flow hedges, in effect at December 31, 2002.


                                                     Variable Interest    Fixed Interest
                        Company       Fair Value           Rate                Rate           Expiration
 Notional Amount        Payment         Amount        (Paid) Received     Received (Paid)        Date          Rate Index
----------------        --------    ------------     -----------------    ---------------      --------        ----------
$     16,908,000        Variable    $    364,995         (1.40000)%          5.725%            06/30/03         LIBOR
      16,908,000         Fixed          (237,624)         1.40000%          (4.160)%           06/30/03         LIBOR
       5,000,000        Variable         618,851         (1.42000)%          7.600%            03/10/05         LIBOR
       5,000,000         Fixed          (329,060)         1.42000%          (5.030)%           03/10/05         LIBOR
       3,125,000        Variable         280,887         (1.40000)%          6.500%            09/29/05         LIBOR
       3,125,000         Fixed          (185,733)         1.40000%          (5.010)%           09/29/05         LIBOR
                                    -------------
                         Total      $    512,316
                                    =============

As a result of hedge arrangements, the Company recognized a reduction (increase) in interest expense of $540,171, $692,168 and $(49,734) during the years ended December 31, 2002, 2001 and 2000, respectively. In addition, the Company recognized a gain of $747,000 and $249,500 on the termination of interest rate swaps during 2002 and 2001, respectively. The impact on earnings due to ineffectiveness was immaterial.

--------------------------------------------------------------------------------
NOTE 15 - Mandatory Redeemable Preferred Stock
--------------------------------------------------------------------------------

On October 20, 1993, the Company issued 690,000 shares of Adjustable Rate Cumulative Preferred Stock, Series A, in a public offering at $25 per share less an underwriting discount of $1.0625 per share and other issuance costs amounting to $295,221. The preferred stock is redeemable, in whole or in part at the option of the Company, on any dividend payment date during the period from July 1, 2001 to June 30, 2003 and from July 1, 2006 to June 30, 2008 at $25 per share plus accrued and unpaid dividends. Any shares of preferred stock not redeemed prior to July 1, 2008 are subject to mandatory redemption on that date by the Company at a price of $25 plus accrued dividends. Dividends on the preferred stock were paid quarterly at the annual rate of 7.625% through the dividend period ending June 30, 1998. The dividend rate was adjusted to an annual rate of 8.53% for the dividend period commencing July 1, 1998 and ending June 30, 2003. The next adjustment will be effective for the five year period commencing July 1, 2003. The adjusted dividend rate will reset at the five year treasury rate as of June 1 immediately preceding the adjustment date plus 300 basis points. The new dividend rate will be reflected in the October 1, 2003 dividend. As of December 31, 2002, the Company had repurchased 15,809 shares.

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------
NOTE 16 - Retirement Plans
--------------------------------------------------------------------------------

LMOD has a qualified defined contribution plan for eligible employees. LMOD's contribution to the plan is at the discretion of LMOD's Board of Directors. Contributions were $12,371, $9,849 and $10,832 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company provided a supplemental retirement benefit for an executive officer, which is included in the management fee expense, totaling $94,677, $74,527, and $63,680 for the years ended December 31, 2002, 2001 and 2000, respectively. These payments were made at the sole discretion of the independent members of the Board of Directors of the Company.

--------------------------------------------------------------------------------
NOTE 17 - Stockholders' Equity
--------------------------------------------------------------------------------

The Company has two stock option plans, the 1993 Stock Option Plan and the 1997 Stock Option Plan (the Plans). During 2000, the 1990 Stock Option Plan terminated. In accordance with the Plans' provisions, the exercise prices for stock options may not be less than the fair market value of the optioned stock at the date of grant. The exercise price of all options granted was equal to the market value of the stock on the date of the grant. Options may be exercised based on the vesting schedule outlined in each agreement. All of the options, except for the options granted under the 1997 Stock Option Plan, are "incentive stock options" as defined under Section 422 of the Code. Options granted under the 1997 Stock Option Plan are considered "non-qualified stock options" as defined by the Internal Revenue Code. All options must be exercised within ten years of the date of grant. There were no options granted in 2002, 2001 or 2000.

Activity is summarized in the following table:

                                                   2002                        2001                        2000
                                         ---------------------------------------------------------------------------------
                                                      Weighted                    Weighted                     Weighted
                                                       Average                     Average                      Average
                                           Shares       Price          Shares       Price          Shares        Price
                                          ---------------------------------------------------------------------------------
OUTSTANDING - Beginning of Year            214,445    $  10.37         214,445    $  10.37         226,457    $    10.21
    Options
      Cancelled or forfeited                     -           -               -           -         (12,012)         7.27
                                          --------                     -------                     --------
OUTSTANDING - End of Year                  214,445       10.37         214,445       10.37         214,445         10.37
                                          ========                     =======                     ========

Exercisable at year end                    212,245       10.34         211,145       10.34         210,045         10.34
Available for future grant at year end     105,555                     105,555                     105,555
Total reserved shares                      320,000                     320,000                     320,000

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


-------------------------------------------------------------------------------------------------------------------------------
NOTE 17 - Stockholders' Equity (cont.)
-------------------------------------------------------------------------------------------------------------------------------

The following table summarizes information about Plan awards outstanding at December 31, 2002:

                                                 Options Outstanding                            Options Exercisable
                                  ----------------------------------------------------    --------------------------------

                                                   Weighted Average        Weighted                          Weighted
                                                       Remaining           Average                           Average
                                    Number        Contractual Life       Exercisable         Number       Exercise Price
        Exercise Price            Outstanding   --------------------        Price         Exercisable     --------------
        --------------            -----------                            -----------      -----------
         $ 9.50-13.50               214,445          4.1 years           $     10.37        212,245       $       10.34


The Company applies APB Opinion 25 and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for its stock option awards.

SFAS No. 123 encourages a "fair value" based method of accounting for stock-based compensation plans. Had compensation cost for the Company's plan been determined based upon the fair value at the grant dates as prescribed by SFAS No. 123, the Company's proforma net income and earnings per share would be the same as reported due to no options being granted in 2002, 2001 and 2000 and all proforma compensation being recognized in the year of granting.


A reconciliation of the numerators and the denominators of earnings per share and earnings per share assuming dilution are:

                                                                                                    Per Share
                                                                   Income              Shares        Amount
                                                                  -----------        ---------      ---------
    2002
         Earnings                                                 $ 3,203,016        3,727,589       $  0.86
                                                                                                     =======
         Effect of options                                                                   -
                                                                                     ---------
         Earnings - assuming dilution                             $ 3,203,016        3,727,589       $  0.86
                                                                  ===========        =========       =======
    2001
         Earnings                                                 $ 1,644,926        3,727,589       $  0.44
                                                                                                     =======
         Effect of options                                                                   -
                                                                                     ---------
         Earnings - assuming dilution                             $ 1,644,926        3,727,589       $  0.44
                                                                  ===========        =========       =======
    2000
         Earnings                                                 $ 4,264,396        3,832,769       $  1.11
                                                                                                     =======
         Effect of options                                                                  -
                                                                                     ---------
         Earnings - assuming dilution                             $ 4,264,396        3,832,769       $  1.11
                                                                  ===========        =========       =======


                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------
NOTE 18 - Income Taxes
--------------------------------------------------------------------------------

Consumer Products:

The provision for income taxes included in the accompanying consolidated financial statements consists of the following components at December 31:

                                                                        2002                2001               2000
                                                                  ---------------     ---------------    ----------------
    Current Taxes (Benefit)
         Federal                                                  $      (564,674)    $      (176,831)   $        965,735
         State                                                                  -                   -             165,481
                                                                  ---------------     ---------------    ----------------
                                                                         (564,674)           (176,831)          1,131,216
                                                                  ---------------     ---------------    ----------------

    Deferred Income Benefit
         Federal                                                         (500,191)           (230,584)          (165,328)
         State                                                            (99,613)            (73,880)           (26,930)
                                                                  ---------------     ---------------    ----------------
                                                                         (599,804)           (304,464)          (192,258)
                                                                  ---------------     ---------------    ----------------
         Total Provision for Income Taxes (Benefit)               $    (1,164,478)    $      (481,295)   $        938,958
                                                                  ===============     ===============    ================

Tax expense is calculated on income (loss) before the elimination of intercompany expenses. A reconciliation of consumer products income before taxes to income subject to taxes is as follows:

                                                                        2002                2001               2000
                                                                  ---------------     ---------------    ----------------
         Income (loss) before taxes                               $      (331,459)    $        61,431    $      4,888,682
         Less intercompany eliminations                                (1,028,997)         (1,240,490)         (1,753,812)
                                                                  ---------------     ---------------    ----------------
         Income subject to taxes                                  $    (1,360,456)    $    (1,179,059)   $      3,134,870
                                                                  ===============     ===============    ================

A reconciliation of statutory federal income taxes based upon income before taxes to the provision for federal and state income taxes for consumer products for the period, as summarized previously, is as follows:

                                                                                         2002         2001         2000
                                                                                       ----------------------------------
    Reconciliation of statutory to effective rates
      Federal income taxes at statutory rate                                             (34.0)%     (34.0)%       34.0%
          Adjustments for
             State taxes                                                                  (4.8)       (4.4)         4.4
             Over (under) accrual of taxes                                                 5.0           -         (5.4)
             Other                                                                         1.0        (2.4)        (3.0)
                                                                                       --------     -------        -----
    Effective Income Taxes - Operations                                                  (32.8)      (40.8)        30.0
             Release of valuation allowance                                              (52.8)          -            -
                                                                                       --------     -------        -----
    Income Taxes - Operations                                                            (85.6)%     (40.8)%       30.0%
                                                                                       =========     =======       =====

                                        THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                December 31, 2002 and 2001


--------------------------------------------------------------------------------------------------------------------------------
NOTE 18 - Income Taxes (cont.)
--------------------------------------------------------------------------------------------------------------------------------

The net deferred tax assets in the accompanying consolidated balance sheets include the following amounts of deferred tax assets and liabilities at December
31:
                                                                                            2002               2001
                                                                                      -----------------------------------
    Deferred Tax Assets:
         Depreciation                                                                 $         14,556   $        100,134
         Accrued expenses and reserves                                                         568,186            616,588
         Net operating loss carryforwards                                                      813,468            749,000
    Deferred Tax Liabilities:
         Other                                                                                 (79,684)                 -
    Valuation allowance                                                                              -           (749,000)
                                                                                      ----------------   ----------------
                                                                                      $      1,316,526   $        716,722
                                                                                      ================   ================

The valuation allowance represents net operating loss carryforwards at License Products. The remaining valuation allowance of $718,000 was released during 2002. Management believes it is more likely than not that the balance of the deferred tax assets will be fully realized.

Financial Services:

The Company and its subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders. During 2002 and 2001, the Company took advantage of a provision in the tax law that allows a REIT to retain any capital gains on sale of real estate properties and pay the corresponding tax on the gains. Gains on sale of leased properties totaled $1,186,961 and $150,979 in 2002 and 2001, respectively, and the corresponding tax paid by the company was $406,173 and $64,970, respectively. There was no tax expense for year ending December 31, 2000.

--------------------------------------------------------------------------------
NOTE 19 - Distributions
--------------------------------------------------------------------------------

For the years ended December 31, 2002, 2001 and 2000, the Company's Board of Directors has declared the following common stock distributions:

                                                                                    2002            2001           2000
                                                                              ---------------------------------------------

      Total common stock distributions                                        $    2,439,928  $    2,439,924 $    2,517,199
                                                                              ==============  ============== ==============

      Common stock distributions per share (tax basis)                        $         0.65  $         0.65 $         0.65
                                                                              ==============  ============== ==============
      Distribution in cash                                                    $         0.65  $         0.65 $         0.65
                                                                              ==============  ============== ==============

                                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           December 31, 2002 and 2001


----------------------------------------------------------------------------------------------------------------------------------
NOTE 20 - Fair Value of Financial Instruments
----------------------------------------------------------------------------------------------------------------------------------

The estimated fair values of financial instruments at December 31, 2002 and 2001 are as follows:

                                                                 2002                                   2001
                                                 ------------------------------------   ----------------------------------
                                                                       Estimated Fair                       Estimated Fair
                                                  Carrying Amount          Value         Carrying Amount         Value
                                                 -----------------  -----------------   -----------------  ---------------
FINANCIAL ASSETS
    Cash and cash equivalents                    $        934,662   $        934,662    $        910,773   $       910,773
                                                 ================   ================    ================   ===============
    Accounts receivable                          $      3,233,376   $      3,233,376    $      3,954,444   $     3,954,444
                                                 ================   ================    ================   ===============
    Interest receivable                          $        268,091   $        268,091    $        431,284   $       431,284
                                                 ================   ================    ================   ===============
    Rent receivable                              $        250,487   $        250,487    $        136,939   $       136,939
                                                 ================   ================    ================   ===============
    Variable rate loans                          $     61,526,300   $     61,526,300    $     87,495,713   $    87,495,713
                                                 ================   ================    ================   ===============
    Fixed rate loans                             $     12,074,584   $     12,778,496    $     12,344,622   $    13,100,808
                                                 ================   ================    ================   ===============
    Interest rate swaps                          $        512,316   $        512,316    $      1,704,170   $     1,704,170
                                                 ================   ================    ================   ===============
FINANCIAL LIABILITIES
    Short-term borrowings                        $     55,994,618   $     55,994,618    $     74,406,903   $    74,406,903
                                                 ================   ================    ================   ===============
    Accounts payable                             $      1,019,546   $      1,019,546    $        794,179   $       794,179
                                                 ================   ================    ================   ===============
    Variable rate long-term debt                 $     18,736,701   $     18,736,701    $     22,355,590   $    22,355,590
                                                 ================   ================    ================   ===============
    Fixed rate long-term debt
      Practicable to estimate fair value         $      9,722,709   $     10,528,037    $     11,062,318   $    11,237,480
                                                 ================   ================    ================   ===============
      Not practicable                            $      7,137,475           n/a         $     15,034,835          n/a
                                                 ================   ================    ================   ===============
    Redeemable preferred stock                   $     16,854,775   $     11,895,762    $     16,854,775   $    12,405,114
                                                 ================   ================    ================   ===============


The estimated fair value of fee income on letters of credit at December 31, 2002 and 2001 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2002 and 2001.

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


                                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          December 31, 2002 and 2001


--------------------------------------------------------------------------------------------------------------------------------
NOTE 21 - Quarterly Financial Information (Unaudited)
--------------------------------------------------------------------------------------------------------------------------------

                                                             Quarters Ended (in thousands, except per share data)

                                                   3/31/02            6/30/02             9/30/02           12/31/02
                                                  --------           --------            --------           --------
 Total revenues                                   $  8,066           $  8,242            $  8,085           $  9,699
 Net operating income before income taxes and
    minority interest                             $  654             $  1,620            $  820             $  873
 Net income available to common shareholders      $  401             $  914              $  756             $  1,132
 Basic earnings per share                         $  0.11            $  0.25             $  0.20            $  0.30
 Diluted earnings per share                       $  0.11            $  0.25             $  0.20            $  0.30


                                                   3/31/01            6/30/01             9/30/01           12/31/01
                                                  --------           --------            --------           --------

 Total revenues                                   $  10,168          $  8,837            $  9,329           $  11,269
 Net operating income before income taxes and
    minority interest                             $  1,108           $  256              $  888             $  516
 Net income available to common shareholders      $  627             $  240              $  524             $  254
 Basic earnings per share                         $  0.17            $  0.06             $  0.14            $  0.07
 Diluted earnings per share                       $  0.17            $  0.06             $  0.14            $  0.07


                                                   3/31/00            6/30/00             9/30/00           12/31/00
                                                  --------           --------            --------           --------

 Total revenues                                   $  9,756           $  8,786            $  11,243          $  13,449
 Net operating income before income taxes and
    minority interest                             $  1,695           $  870              $  1,307           $  2,832
 Net income available to common shareholders      $  1,048           $  674              $  667             $  1,875
 Basic earnings per share                         $  0.27            $  0.18             $  0.18            $  0.48
 Diluted earnings per share                       $  0.27            $  0.18             $  0.18            $  0.48



                                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          December 31, 2002 and 2001


----------------------------------------------------------------------------------------------------------------------------------
NOTE 22 - The Middleton Doll Company (Parent Company Only) Financial Information
----------------------------------------------------------------------------------------------------------------------------------


                            CONDENSED BALANCE SHEETS

                                                                                                 December 31,
                                                                                    -------------------------------------
                                                                                           2002               2001
                                                                                    ------------------ ------------------
ASSETS
   Cash and cash equivalents                                                        $          105,605 $              472
   Interest receivable                                                                             769             29,162
   Loans                                                                                     3,952,527          7,058,689
   Investment in BMSBLC                                                                     25,124,615         25,903,498
   Investment in other subsidiaries                                                          5,112,409          5,357,316
   Property and equipment                                                                       73,404            141,340
   Other assets                                                                                 52,145             67,521
   Interest rate swap contracts                                                                127,371            370,825
                                                                                    ------------------ ------------------

          TOTAL ASSETS                                                              $       34,548,845 $       38,928,823
                                                                                    ================== ==================
LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS' EQUITY

LIABILITIES
   Note payable                                                                     $        3,480,000 $        7,375,000
   Other liabilities                                                                               819             57,031
                                                                                    ------------------ ------------------
       Total Liabilities                                                                     3,480,819          7,432,031
                                                                                    ------------------ ------------------

PREFERRED STOCK, net of treasury stock                                                      16,854,775         16,854,775

SHAREHOLDERS' EQUITY                                                                        14,213,251         14,642,017
                                                                                    ------------------ ------------------

          TOTAL LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS' EQUITY               $       34,548,845 $       38,928,823
                                                                                    ================== ==================



                                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           December 31, 2002 and 2001


---------------------------------------------------------------------------------------------------------------------------------
NOTE 22 - The Middleton Doll Company (Parent Company Only) Financial Information
(cont.)
---------------------------------------------------------------------------------------------------------------------------------


                         CONDENSED STATEMENTS OF INCOME

                                                                                    Years Ended December 31,
                                                                      ---------------------------------------------------
                                                                            2002              2001             2000
                                                                      ----------------  ---------------- ----------------
REVENUES
   Interest on loans                                                  $        342,365  $        769,254 $      1,189,589
   Gain on termination of interest rate swaps                                  268,778                -                -
   Equity in income of BMSBLC                                                4,714,137         3,737,054        3,335,879
   Equity in income of other subsidiaries                                     (337,516)         (772,087)       2,077,986
   Other income                                                                 53,350            58,017           60,907
                                                                      ----------------  ---------------- ----------------
       Total Income                                                          5,041,114         3,792,238        6,664,361
                                                                      ----------------  ---------------- ----------------

EXPENSES
   Interest expense                                                            239,368           379,885          772,741
   Depreciation expense                                                         67,936            88,187           92,839
   Other operating expenses                                                    150,491           214,043           83,530
   Minority interest in earnings of subsidiaries                                (3,375)           (7,721)          20,780
                                                                      ----------------  ---------------- ----------------
       Total Expenses                                                          454,420           674,394          969,890
                                                                      ----------------  ---------------- ----------------

Net Income                                                                   4,586,694         3,117,844        5,694,471
   Preferred Stock dividend                                                  1,437,712         1,437,713        1,394,874
                                                                      ----------------  ---------------- ----------------

       NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS                   $      3,148,982  $      1,680,131 $      4,299,597
                                                                      ================  ================ ================

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


---------------------------------------------------------------------------------------------------------------------------------
NOTE 22 - The Middleton Doll Company (Parent Company Only) Financial Information
(cont.)
---------------------------------------------------------------------------------------------------------------------------------

                        CONDENSED STATEMENTS OF CASH FLOW



                                                                                     Years Ended December 31,
                                                                       ---------------------------------------------------
                                                                             2002             2001              2000
                                                                       ---------------- ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                         $      4,586,694 $      3,117,844  $      5,694,471
    Adjustments to reconcile net income available
      for common shareholders to net cash flows
      from operating activities
        Depreciation                                                             67,936           88,187                 -
        Equity in subsidiaries' earnings                                     (4,376,620)      (2,972,688)       (5,393,085)
        Dividends from subsidiaries                                           4,544,620        3,674,368         5,744,036
        Other                                                                         -                -          (422,802)
        Net change in
           Interest receivable                                                   28,393           33,103                 -
           Other assets                                                          12,001           26,125                 -
           Other liabilities                                                    (56,212)          40,123                 -
                                                                       ---------------- ----------------  ----------------
        Net Cash Flows from Operating Activities                              4,806,812        4,007,062         5,622,620
                                                                       ---------------- ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net principal payments received (loans made)                              3,106,162          526,873        (2,529,476)
                                                                       ---------------- ----------------  ----------------
        Net Cash Flows from Investing Activities                              3,106,162          526,873        (2,529,476)
                                                                       ---------------- ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from (payments on) notes payable                            (3,895,000)        (625,000)        3,000,000
    Preferred stock dividend paid                                            (1,437,712)      (1,437,713)       (1,448,124)
    Common stock dividend paid                                               (2,475,129)      (2,475,129)       (2,552,400)
    Repurchase of common stock                                                        -                -        (2,092,764)
                                                                       ---------------- ----------------  ----------------
        Net Cash Flows from Financing Activities                             (7,807,841)      (4,537,842)       (3,093,288)
                                                                       ---------------- ----------------  ----------------

           Net Change in Cash and Cash Equivalents                              105,133           (3,907)             (144)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                       472            4,379             4,523
                                                                       ---------------- ----------------  ----------------

    CASH AND CASH EQUIVALENTS - END OF YEAR                            $        105,605 $            472  $          4,379
                                                                       ================ ================  ================

Schedule I
Condensed Financial Information of Registrant
(Refer to footnote 22 of the consolidated financial statements)


Schedule II
Valuation and Qualifying Accounts

Changes in the reserves deducted from assets in the consolidated balance sheet other than accumulated depreciation for the years ended December 31, 2002, December 31, 2001 and December 31, 2000 are as follows:

                                                    Balance at       Charged                          Balance
                                                    beginning          to                              at end
                                                    of period        expense        Deductions       of period
                                                   -------------   ------------    --------------   -------------

Allowance for loan and lease losses:
Year ended:
   December 31, 2002                                  $ 150,000              -                 -       $ 150,000
   December 31, 2001                                  $ 150,000              -                 -       $ 150,000
   December 31, 2000                                  $ 150,000              -                 -       $ 150,000

Allowance for doubtful accounts:
Year ended:
   December 31, 2002                                  $ 326,389        479,984          (473,987)      $ 332,386
   December 31, 2001                                  $ 120,639        390,845          (185,095)      $ 326,389
   December 31, 2000                                  $ 129,280         15,400           (24,041)      $ 120,639

Allowance for obsolete inventory:
Year ended:
   December 31, 2002                                  $ 283,340        184,583          (371,166)      $  96,757
   December 31, 2001                                  $ 189,811        372,401          (278,872)      $ 283,340
   December 31, 2000                                  $ 235,568        305,823          (351,580)      $ 189,811

Deferred income taxes valuation allowance:
Year ended:
   December 31, 2002                                  $ 749,000       (749,000)                -       $       -
   December 31, 2001                                  $ 752,334         (3,334)                -       $ 749,000
   December 31, 2000                                  $ 818,385        (66,051)                -       $ 752,334


Schedule IV
Mortgage Loans on Real Estate

                                                                                                                  Principal
                                                                                                                    amount
                                                                                                   Carrying        of loans
                                                                                                    Amount        subject to
                                                                                    Face              of          delinquent
                                            Final       Periodic                   Amount         Mortgages       Principal
                             Interest      Maturity     Payment       Prior          of             as of             or
      Description              Rate          Date        Terms        Liens       Mortgages       12/31/2002       Interest(1)
------------------------    -----------  ------------- ----------- ------------ -------------- ----------------- -----------------

Commercial
   First Mortgage            3.19% to     1/1/03 to       N/A          N/A           N/A             67,965,006     1,958,527
                              8.80%       01/01/2015
   Second Mortgage           4.75% to     2/1/03 to       N/A          N/A           N/A              3,904,458
                              8.25%       01/01/2007
   Third Mortgage            4.25% to     3/1/03 to       N/A          N/A           N/A              1,093,396
                              9.75%       02/01/2005
                                                                                               -----------------
Total Commercial                                                                                     72,962,860

All others              (2)    N/A           N/A          N/A          N/A           N/A                638,024       134,120
                                                                                               -----------------

Total loans                                                                                        $ 73,600,884
                                                                                               =================



(1)  Delinquent is defined as ninety days or more past due.
(2)  This category includes all non-mortgage loans on the balance sheet.

                                                    For the Years Ended December 31,
                                              2002                2001                2000
                                        -----------------   -----------------   -----------------
Loans on balance sheet,
   Beginning of period                      $ 99,840,335        $112,041,270       $ 114,001,648
   Additions during the period
      Loans made                               9,363,644          26,047,051          83,420,989
      Loans purchased                                  -                   -                   -

   Deductions during period
      Principal collected on loans            35,603,095          38,247,986          85,381,367
      Principal charged off                            -                   -                   -
                                        -----------------   -----------------   -----------------

Loans on balance sheet,
   end of period                            $ 73,600,884        $ 99,840,335       $ 112,041,270
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

Item 11. Executive Compensation

     Pursuant to Instruction G, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 2003 annual meeting of shareholders under the caption "Board of Directors" and "Executive Compensation"; provided however, that the subsection entitled "Executive Compensation - Compensation Committee Report" shall not be deemed to be incorporated herein by reference. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the Company's year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Pursuant to Instruction G, information required by this item pursuant to
Item 403 of Regulation S-K, is hereby incorporated by reference from the Company's definitive proxy statement for its 2003 annual meeting of shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management". The information required by this item pursuant to Item 201(d) of Regulation S-K is incorporated by reference from such proxy statement under the caption "Proposal No. 2 - Approval of The Middleton Doll Company 2003 Stock Option Plan - Equity Compensation Plan Information". The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the Company's year end.

Item 13. Certain Relationships and Related Transactions

     Pursuant to Instruction G, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 2003 annual meeting of shareholders under the caption "Related Party Transactions". The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the Company's year end.

Item 14. Controls and Procedures

Evaluation of disclosure controls and procedures. During the prior ninety-day period, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.   Exhibits

     Reference is made to the separate exhibit index contained on page 62 through 64 hereof.

2.   Financial Statements and Financial Statement Schedules

     Reference is made to the separate index in Item 8 of this Annual Report on Form 10-K with respect to the financial statements and schedules filed herewith.

3.   Reports on Form 8-K

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2003.

                                       THE MIDDLETON DOLL COMPANY

                                       By:/s/ George R. Schonath
                                          --------------------------------------
                                          George R. Schonath,
                                          President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2003.

         Signature                                         Title


/s/ George R. Schonath                President and Chief Executive Officer,
-------------------------------       Director (Principal Financial Officer)
George R. Schonath

/s/ Susan J. Hauke                    Vice President Finance
-------------------------------       (Principal Accounting Officer)
Susan J. Hauke

/s/ Salvatore L. Bando                Director
-------------------------------
Salvatore L. Bando


/s/ Peter A. Fischer                  Director
-------------------------------
Peter A. Fischer


/s/ David A. Geraldson, Sr.           Director
-------------------------------
David A. Geraldson, Sr.

I, George R. Schonath, Chief Executive Officer of the Company, certify that:

     1.   I have reviewed this report on Form 10-K of The Middleton Doll
          Company;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and (c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    March 28, 2003                           /s/ George R. Schonath
                                                  ------------------------------
                                                  George R. Schonath
                                                  Chief Executive Officer

I, Susan J. Hauke, Chief Financial Officer of the Company, certify that:

     1.   I have reviewed this report on Form 10-K of The Middleton Doll
          Company;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and (c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    March 28, 2003                           /s/ Susan J. Hauke
                                                  ------------------------------
                                                  Susan J. Hauke
                                                  Vice President Finance and
                                                  Chief Financial Officer

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

4.7 Fifth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and US Bank National Association (formerly Firstar Bank, N.A.), as agent for the Lenders, dated June 28, 2002 (incorporated by reference to
               Exhibit 4.2 to the Company's Form 10-Q for the quarterly period ended June 30, 2002).

4.8 Sixth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and US Bank National Assiciation., as agent for the Lenders, dated February 24, 2003.

4.9 Credit Agreement dated April 30, 1998, between Bando McGlocklin Capital Corporation and Firstar Bank Milwaukee, N.A., (incorporated by reference to Exhibit 4.5 to the Company's Form 10-Q for the quarterly period ended June 30, 1998).

Exhibit No.                   Exhibit Description

4.10 First Amendment to Credit Agreement dated June 16, 1998, amends and supplements that certain Credit Agreement dated April 30, 1998, between Bando McGlocklin Capital Corporation and Firstar Bank Milwaukee, N.A., (incorporated by reference to Exhibit 4.6 to the Company's Form 10-Q for the quarterly period ended June 30, 1998).

4.11 Second Amendment to Credit Agreement dated April 30, 1999, amends and supplements that certain Credit Agreement dated April 30, 1998, between Bando McGlocklin Capital Corporation and Firstar Bank Milwaukee, N.A., (incorporated by reference to Exhibit 4.6 to the Company's Form 10-Q for the quarterly period ended June 30, 1999).

4.12 Third Amendment to Credit Agreement between Bando McGlocklin Capital Corporation and Firstar Bank, dated April 28, 2000 (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended June 30, 2000).

4.13 Fourth Amendment to Credit Agreement between Bando McGlocklin Capital Corporation and Firstar Bank, dated June 30, 2000 (incorporated by reference to Exhibit 4.2 to the Company's Form 10-Q for the quarterly period ended June 30, 2000).

4.14 Fifth Amendment to Credit Agreement between The Middleton Doll Company (formerly Bando McGlocklin Capital Corporation) and Firstar Bank, dated June 29, 2001 (incorporated by reference to
               Exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended June 30, 2001).

4.15 Sixth Amendment to Credit Agreement between The Middleton Doll Company and US Bank National Association (formerly Firstar Bank), dated June 28, 2002 (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended June 30,
               2002).

4.16 Seventh Amendment to Credit Agreement between The Middleton Doll Company and US Bank National Association, dated January 30, 2003.

4.17 Loan Participation Certificate and Agreement dated May 1, 1997, by and between Bando McGlocklin Small Business Lending Corporation and Security Bank SSB (incorporated by reference to
               Exhibit 10 to the Company's Form 10-Q for the quarterly period ended June 30, 1997).

4.18 Master Note Purchase Agreement dated January 1, 1997, between the State of Wisconsin Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital Corporation (incorporated by reference to Exhibit 4.7 to the Company's Form 10-Q for the quarterly period ended March 31,
               1997).

4.19 First Amendment to Master Note Purchase Agreement dated June 1, 1998, by and among the State of Wisconsin Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital Corporation (incorporated by reference to
               Exhibit 4.2 to the Company's Form 10-Q for the quarterly period ended June 30, 1998).

4.20 Third Amended and Restated Credit Agreement dated June 1, 1998, by and among State of Wisconsin Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital Corporation (incorporated by reference to
               Exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1998).

4.21 Trust Indenture between Bando McGlocklin Small Business Lending Corporation and Firstar Bank, National Association, as trustee, dated March 1, 2000 (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended March 31,
               2000).

Exhibit No.                   Exhibit Description

10.1* Bando McGlocklin Capital Corporation 1993 Incentive Stock Option Plan (incorporated by reference to Exhibit (i)(6) to the Company's Pre-Effective Amendment No. 1 to Form N-2 Registration Statement, Registration No. 33-66258).

10.2* Bando McGlocklin Capital Corporation 1997 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended March 31, 1997).

10.3 Amended and Restated Management Services and Allocation of Expenses Agreement, dated May 9, 2001, by and between InvestorsBank, The Middleton Doll Company and Bando McGlocklin Small Business Lending Corporation (incorporated by reference to
               Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 2001).

21             List of subsidiaries of The Middleton Doll Company.

99.1           Chief Executive Officer Certification

99.2           Chief Financial Officer Certification

_________________________
 *     Represents a management compensatory plan or arrangement.