Form 10-Q
period 2003-03-31
MIDDLETON DOLL CO
filed 2003-05-15
CIK 723209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

                                       or

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
Yes  X        No
   -----        -----


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes           No  X
   -----        -----


On May 14, 2003, there were 3,727,589 shares outstanding of the Registrant's common stock, 6-2/3 cents par value.

                           THE MIDDLETON DOLL COMPANY
                                 FORM 10-Q INDEX


PART 1.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheets as of March 31, 2003 (Unaudited)
          and December 31, 2002 ............................................  3

          Consolidated Statements of Operations - For the Three Months
          Ended March 31, 2003 and 2002 (Unaudited) ........................  5

          Consolidated Statement of Changes in Shareholders' Equity -
          For the Three Months Ended March 31, 2003 and 2002 (Unaudited)....  7

          Consolidated Statements of Cash Flows - For the Three Months
          Ended March 31, 2003 and 2002 (Unaudited) ........................  8

          Notes to the Consolidated Financial Statements (Unaudited) .......  9

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations ........................................ 10

  Item 3. Quantitative and Qualitative Disclosure About Market Risk ........ 16

  Item 4. Controls and Procedures .......................................... 16


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings ................................................ 17

  Item 2. Changes in Securities and Use of Proceeds ........................ 17

  Item 3. Defaults Upon Senior Securities .................................. 17

  Item 4. Submission of Matters to a Vote of Security Holders .............. 17

  Item 5. Other Information ................................................ 17

  Item 6. Exhibits and Reports on Form 8-K ................................. 17

          Signatures ....................................................... 18

          Exhibit  Index ................................................... 21

                       THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

                                                      March 31, 2003   December 31, 2002
                                                      --------------   -----------------
                                                       (Unaudited)
ASSETS
Consumer Products
Cash                                                   $    474,123      $    500,815
Accounts receivable, net of allowance of
 $467,247 and $332,386 as of March 31, 2003
 and December 31, 2002, respectively                      1,621,095         3,233,376
Inventory                                                 6,148,105         6,206,737
Prepaid inventory                                           197,967           142,512
Prepaid corporate taxes                                     677,295           677,295
Other prepaid expenses                                      504,570           327,977
                                                       ------------      ------------
   Total current assets                                   9,623,155        11,088,712
Property and equipment, net of accumulated
 depreciation of $3,003,851 and $2,788,953 as of
 March 31, 2003 and December 31, 2002, respectively       3,879,135         3,995,514
Deferred income taxes                                     1,683,505         1,316,526
Licensing agreement, net of accumulated
 amortization of $2,458,334 and $2,333,334
 as of March 31, 2003 and December 31, 2002,
 respectively                                                41,666           166,666
Goodwill                                                    506,145           506,145
                                                       ------------      ------------
   Total Consumer Products Assets                        15,733,606        17,073,563
                                                       ------------      ------------

Financial Services
Cash                                                        336,711           433,847
Interest receivable                                         306,571           268,091
Rent receivable, net of allowance of $150,000
 as of March 31, 2003 and December 31, 2002                 218,298           250,487
Loans                                                    68,782,404        73,600,884
Leased properties:
   Buildings, net of accumulated depreciation of
    $2,354,748 and $2,294,053 as of March 31,
    2003 and December 31, 2002, respectively             25,933,954        27,323,798
   Land                                                   4,039,872         4,270,872
   Construction in progress                               1,413,680           780,143
                                                       ------------      ------------
      Total leased properties                            31,387,506        32,374,813
Property and equipment, net of accumulated
 depreciation of $694,380 and $678,128 as of
 March 31, 2003 and December 31, 2002, respectively          57,152            73,404
Investment in swap contracts at fair value                       --           512,316
Other assets                                              1,025,821           951,260
                                                       ------------      ------------
   Total Financial Services Assets                      102,114,463       108,465,102
                                                       ------------      ------------

   Total Assets                                        $117,848,069      $125,538,665
                                                       ============      ============

                       THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS (Continued)


                                                      March 31, 2003   December 31, 2002
                                                      --------------   -----------------
                                                       (Unaudited)
LIABILITIES, MINORITY INTEREST,
PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Consumer Products
Short-term borrowings                                  $        --       $   1,242,000
Accounts payable                                             720,293         1,019,546
Accrued salaries                                             280,722           250,611
Accrued liabilities                                          317,305           494,784
                                                       -------------     -------------
   Total Consumer Products Liabilities                     1,318,320         3,006,941
                                                       -------------     -------------

Financial Services
Commercial paper                                          11,945,000        51,272,618
Lines of credit                                           40,350,000         3,480,000
Direct pay letter of credit obligation                     7,160,000         7,305,000
State of Wisconsin Investment Board notes payble           9,333,333         9,666,667
Loan participations with repurchase options               15,286,550        17,184,176
Other borrowings                                           1,439,410         1,441,042
Accrued liabilities                                          899,259         1,657,322
                                                       -------------     -------------
   Total Financial Services Liabilities                   86,413,552        92,006,825
                                                       -------------     -------------

Minority Interest and Preferred Stock
Minority interest in subsidiaries                             46,769            51,641
Redeemable Preferred stock, 1 cent par value,
 3,000,000 shares authorized, 690,000 shares issued       17,250,000        17,250,000
Redeemable Preferred Treasury stock 15,809 shares,
 at cost                                                    (395,225)         (395,225)

Shareholders' Equity
Common stock, 6 2/3 cents par value,
 15,000,000 shares authorized, 4,401,599 shares
 issued                                                      293,441           293,441
Additional paid-in capital                                16,604,744        16,604,744
Retained earnings                                          3,042,390         2,933,904
Treasury stock, 674,010 shares, at cost                   (6,725,922)       (6,725,922)
Accumulated other comprehensive income                          --             512,316
                                                       -------------     -------------
   Total Shareholders' Equity                             13,214,653        13,618,483
                                                       -------------     -------------
   Total Liabilities, Minority Interest,
   Preferred Stock and Shareholders' Equity            $ 117,848,069     $ 125,538,665
                                                       =============     =============

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       For the Three Months
                                                          Ended March 31,
                                                    --------------------------
                                                        2003           2002
                                                    -----------    -----------
Consumer Products
Net sales                                           $ 3,911,868    $ 5,584,106
Cost of goods sold                                    2,207,399      3,141,995
                                                    -----------    -----------
Gross profit                                          1,704,469      2,442,111

Operating expenses
   Sales and marketing                                  818,188      1,161,678
   New product development                              205,135        225,536
   General and administrative                         1,166,073      1,127,987
                                                    -----------    -----------
      Total operating expenses                        2,189,396      2,515,201

Net operating loss                                     (484,927)       (73,090)

Other income (expense)
   Interest expense                                      (4,136)       (42,814)
   Other income, net                                      9,349          7,455
                                                    -----------    -----------
      Net other income (expense)                          5,213        (35,359)

Loss before income taxes, minority
 interest and intercompany charges                     (479,714)      (108,449)
Income tax benefit                                      191,886         43,380
Minority interest in loss (earnings)
 of subsidiaries                                          4,872        (11,910)
                                                    -----------    -----------
Loss Before Intercompany
   Charges - Consumer Products                         (282,956)       (76,979)
                                                    -----------    -----------

Financial Services
Revenues
   Interest on loans                                    927,372      1,369,183
   Rental income                                        811,454        976,176
   Gain on sale of leased properties                    303,570            893
   Gain on termination of interest rate swaps           484,304           --
   Other income                                          12,973        135,350
                                                    -----------    -----------
      Total revenues                                  2,539,673      2,481,602
                                                    -----------    -----------

Expenses
   Interest expense                                     797,957      1,035,721
   Depreciation expense                                 189,117        216,193
   Management fee expense                               246,443        261,007
   Other operating expenses                             207,941        206,092
                                                    -----------    -----------
      Total expenses                                  1,441,458      1,719,013
                                                    -----------    -----------

   Income before income taxes and
    intercompany revenue                              1,098,215        762,589
Income tax expense                                     (107,499)          --
                                                    -----------    -----------

Income Before Intercompany Revenue
 - Financial Services                               $   990,716    $   762,589
                                                    -----------    -----------

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
                                   (Unaudited)

                                                       For the Three Months
                                                          Ended March 31,
                                                    --------------------------
                                                        2003           2002
                                                    -----------    -----------
Total Company

Loss before income taxes, minority interest
 and intercompany activity
   Consumer products                                $  (479,714)   $  (108,449)
   Financial services                                 1,098,215        762,589
                                                    -----------    -----------
      Total company                                     618,501        654,140
Income tax benefit                                      217,300        118,264
Minority interest in loss (earnings) of
 subsidiaries                                             4,872        (11,910)
                                                    -----------    -----------

Net income                                              840,673        760,494
Preferred stock dividends                              (359,428)      (359,428)
                                                    -----------    -----------
Net income available to common shareholders         $   481,245    $   401,066
                                                    ===========    ===========

Basic Earnings Per Common Share                     $      0.13    $      0.11
                                                    ===========    ===========

Diluted Earnings Per Common Share                   $      0.13    $      0.11
                                                    ===========    ===========

Weighted average shares outstanding (diluted)         3,727,589      3,727,589
                                                    ===========    ===========

Segment Reconciliation

Consumer Products
   Loss before intercompany charges                 $  (282,956)   $   (76,979)
   Interest/rental expense to parent                   (217,661)      (182,113)
   Management fees to parent                           (120,000)      (103,858)
   Applicable income tax benefit related to
    intercompany charges and other items                132,913         74,884
                                                    -----------    -----------
Total segment net loss                                 (487,704)      (288,066)

Financial Services
   Income before intercompany revenue                   990,716        762,589
   Interest/rental income from subsidiary               217,661        182,113
   Management fees from subsidiary                      120,000        103,858
                                                    -----------    -----------
Total segment net income                              1,328,377      1,048,560

Net Income                                          $   840,673    $   760,494
                                                    ===========    ===========

                                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                   (Unaudited)

                                                                                      Accumulated
                                           Additional                    Common          Other
                                Common      Paid-In      Retained       Treasury     Comprehensive
                                Stock       Capital      Earnings         Stock          Income         Total
                              ---------   -----------   -----------    -----------   -------------   -----------

BALANCES,
December 31, 2001             $ 293,441   $16,604,744   $ 2,170,816    $(6,725,922)   $  1,704,170   $14,047,249
                                                                                                     -----------
Comprehensive income
   Net income three months
    ended March 31, 2002             --            --       760,494             --              --       760,494
   Change in fair market
    value of interest rate
    swap agreement                   --            --          --               --        (157,524)     (157,524)
                                                                                                     -----------
Total Comprehensive
   Income                                                                                                602,970
                                                                                                     -----------
Cash dividends on
 preferred stock                     --            --      (359,428)            --              --      (359,428)
Cash dividends on
 common stock                        --            --      (609,982)            --              --      (609,982)
                              ---------   -----------   -----------    -----------    ------------   -----------

BALANCES,
March 31, 2002                $ 293,441   $16,604,744   $ 1,961,900    $(6,725,922)   $  1,546,646   $13,680,809
                              =========   ===========   ===========    ===========    ============   ===========


BALANCES,
December 31, 2002             $ 293,441   $16,604,744   $ 2,933,904    $(6,725,922)   $    512,316   $13,618,483
                                                                                                     -----------

Comprehensive income
   Net income three months
    ended March 31, 2003             --            --       840,673             --              --       840,673
   Change in fair market
    value of interest rate
    swap agreement                   --            --            --             --        (512,316)     (512,316)
                                                                                                     -----------
Total Comprehensive
   Income                                                                                               328,357
                                                                                                     -----------
Cash dividends on
 preferred stock                     --            --      (359,428)            --              --      (359,428)
Cash dividends on
 common stock                        --            --      (372,759)            --              --      (372,759)
                              ---------   -----------   -----------    -----------    ------------   -----------

BALANCES,
March 31, 2003                $ 293,441   $16,604,744   $ 3,042,390    $(6,725,922)   $       --     $13,214,653
                              =========   ===========   ===========    ===========    ============   ===========

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        For the Three Months
                                                        Ended March 31, 2003
                                                    ----------------------------
                                                      Consumer       Financial
                                                      Products       Services
                                                    ------------   -------------
Cash Flows from Operating Activities:
Segment income (loss)                               $  (487,704)   $  1,328,377
Adjustments to reconcile segment net income (loss)
 to net cash flows from operating activities
   Depreciation and amortization                        339,898         189,116
   Provision for losses on accounts receivable          134,861              --
   Provision for inventory reserve                       46,121              --
   Change in appreciation on investments                     --           5,031
   Gain on sale of leased properties                         --        (303,570)
   Change in minority interest in subsidiaries           (4,872)             --
Net change in:
   Accounts receivable                                1,477,420              --
   Inventory                                             12,511              --
   Interest receivable                                       --         (38,480)
   Rent receivable                                           --          32,189
   Other assets                                        (599,027)        (79,592)
   Accounts payable                                    (299,253)           --
   Other liabilities                                   (147,368)       (758,063)
                                                    -----------    ------------
Net Cash Flows from Operating Activities                472,587         375,008
                                                    -----------    ------------
Cash Flows from Investing Activities:
   Net loan repayments received                              --       4,818,480
   Proceeds from sale of leased properties                   --       1,743,311
   Purchase or construction of leased property               --        (625,298)
   Capital expenditures                                 (98,519)             --
                                                    -----------    ------------
Net Cash Flows from Investing Activities                (98,519)      5,936,493
                                                    -----------    ------------
Cash Flows from Financing Activities:
   Net change in short term borrowings               (1,242,000)             --
   Net change in commercial paper                            --     (39,327,618)
   Net change in lines of credit                             --      36,870,000
   Net payments on letter of credit                          --        (145,000)
   Repayment of SWIB notes                                   --        (333,334)
   Repayment of loan participations with
    repurchase options                                       --      (1,897,626)
   Net change in other notes payable                         --          (1,632)
   Preferred stock dividends paid                            --        (359,428)
   Common stock dividends paid                               --        (372,759)
   Net intercompany transactions                        841,240        (841,240)
                                                    -----------    ------------
Net Cash Flows from Financing Activities               (400,760)     (6,408,637)
                                                    -----------    ------------
Net change in cash and cash equivalents                 (26,692)        (97,136)
Cash and equivalents beginning of period                500,815         433,847
                                                    -----------    ------------
Cash and equivalents end of period                  $   474,123    $    336,711
                                                    ===========    ============

Supplemental Cash Flow Disclosures
   Cash paid for interest                           $    63,522    $    864,824
                                                    ===========    ============
   Cash paid for income taxes                       $    10,700    $    418,158
                                                    ===========    ============

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.   NATURE OF BUSINESS

The consolidated financial statements of The Middleton Doll Company (the "Company") include two segments of business: financial services and consumer products. The consolidated financial statements as of and for the periods presented include the accounts of the Company and Bando McGlocklin Small Business Lending Corporation ("BMSBLC") as financial services companies and Lee Middleton Original Dolls, Inc. ("LMOD"), and License Products, Inc. ("LPI") as consumer product companies. All significant intercompany accounts and transactions have been eliminated in consolidation.


NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of March 31, 2003 and December 31, 2002 and the results of operations for the three months ended March 31, 2003 and 2002 and statement of changes in shareholders' equity and cash flows for the three months ended March 31, 2003 and 2002 have been made. Such adjustments consisted only of normal recurring items. Operating results for the periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2002 Annual Report on Form 10-K. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

NOTE 3.   INVENTORY

Inventories of LMOD and LPI are valued at the lower of cost or market and utilize the first-in, first-out (FIFO) method to determine cost. The components of inventory are as follows:



                                           March 31, 2003   December 31, 2002
                                           --------------   -----------------

Raw materials                                $ 1,896,991       $ 2,317,792
Work in process                                  108,094           100,118
Finished goods                                 4,239,777         3,885,584
                                             -----------       -----------
                                               6,244,862         6,303,494
Less:  reserve for obsolete inventory            (96,757)          (96,757)
                                             -----------       -----------
                                             $ 6,148,105       $ 6,206,737
                                             ===========       ===========

NOTE 4.   INCOME TAXES

The Company and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, the REIT is not subject to income tax on taxable income that is distributed to shareholders. However, the REIT may retain capital gains from the sale of real estate and pay income tax on that gain. Currently, the REIT has accrued $107,499 in income tax expense based on the sale of leased property. The income tax benefit recorded by the Company that is attributable to the Consumers Product segment is calculated on net income before the elimination of intercompany expenses.

NOTE 5.   EARNINGS PER SHARE

See Exhibit 11 for the computation of the net income per common share.

NOTE 6.   COMMITMENTS

Undisbursed construction and loan commitments totaled $1.14 million at March 31, 2003.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Amounts presented as of March 31, 2003 and December 31, 2002, and for the three months ended March 31, 2003 and March 31, 2002 include the consolidation of two segments. The financial services segment includes The Middleton Doll Company (the "Company") and Bando McGlocklin Small Business Lending Corporation ("BMSBLC"), a 100% owned subsidiary of the Company. The consumer products segment includes Lee Middleton Original Dolls, Inc. ("LMOD"), a 99% owned subsidiary of the Company, and License Products, Inc. ("LPI"), a 100% owned subsidiary of LMOD.

Results of Operations

For the three months ended March 31, 2003 and March 31, 2002

The Company's total net income available for common shareholders for the quarter ended March 31, 2003 was $0.48 million or $0.13 per share (diluted) as compared to $0.40 million or $0.11 per share (diluted) for the quarter ended March 31, 2002, a 20% increase. The consumer products segment incurred a net loss before intercompany charges of $0.28 million due to lower sales as a result of increased competition, a failed play doll strategy, and due to the slowdown in consumer spending related to the soft economy. The financial services segment's net income increased due to a sale of a leased property which resulted in income, net of related taxes, of $0.20 million and from a $0.48 million gain on the termination of interest rate swaps.

Consumer Products

After income taxes and minority interest and before intercompany charges, the consumer products segment had a net loss of $0.28 million for the quarter ended March 31, 2003 compared to a net loss of $0.08 million for the quarter ended March 31, 2002. After giving effect to interest, rental and management fees paid to the Company, the consumer products segment's net loss was $0.49 million for the three months ended March 31, 2003, as compared to a net loss of $0.29 million for the three months ended March 31, 2002.

Net sales from consumer products for the quarter ended March 31, 2003 decreased 30% to $3.91 million from $5.58 million in the corresponding prior year period. This was due to decreased sales of $1.95 million at LMOD offset by increased sales of $0.28 million at LPI. LMOD's decrease in sales resulted from the soft economy, an increase in competition and a failed play doll strategy. Sales of both the artist-designed collectible dolls and the play dolls have been affected by foreign produced dolls which sell at a substantial discount from LMOD's dolls. Additionally, the number of dealers decreased from a year ago and the dealers are ordering more conservatively. LPI's increase in sales resulted from additional store openings by its customers. Cost of sales decreased 30% to $2.21 million for the quarter ended March 31, 2003 compared to $3.14 million for the prior year quarter. LMOD's cost of sales decreased to $1.45 million from $2.42 million while LPI's cost of sales increased to $0.75 million from $0.73 million. Total gross profit margin remained the same at 44% for both periods. LMOD's gross profit margin decreased to 43% from 46% and LPI's increased to 44% from 32%. The decrease in the gross profit margin at LMOD was due to a change in sales mix between collectible and play dolls. The increase in the gross profit margin at LPI was due to better pricing from suppliers based on volume and the increase in sales to existing customers.

The Company recognizes that over the past two years the strategy of offering a high quality play doll at a lower competitive price has been ineffective. The Company is now transitioning to a new business strategy to build on the name brand recognition of LMOD in the collectible doll market. This refocus on the collectible doll market through independent dealers will be accompanied by a de-emphasis on the recent focus to penetrate the high volume, low priced and promotionally competitive mass merchandise market. In an effort to increase sales, a new line of artist studio collection dolls called "Classic Miniatures" has been introduced to expand distribution into smaller gift stores. In addition, the Company is pursuing the expansion of its "Newborn Nursery Adoption Centers" that go beyond selling dolls to evoke an emotional experience as children "adopt" their new baby doll. Continuing efforts are underway to expand the dealer base and to strengthen the successful relationships that have been built with existing dealers over the past twenty-five years.

Total operating expenses of consumer products for the quarter ended March 31, 2003 were $2.19 million compared to $2.52 million for the quarter ended March 31, 2002, a 13% decrease. LMOD's total operating expenses decreased $0.35 million, with sales and marketing expense decreasing $0.33 million, and product development expense decreasing $0.02 million due to the reclassification of quality administration costs. Sales and marketing expense reduction at LMOD was accomplished by staff reductions, and by decreasing advertising, catalog printing, and packaging costs. Due to decreased sales, cost reductions in commissions, freight and merchant fees also contributed to the reduction in expenses. General and administrative expenses remained the same at LMOD. To further reduce expenses, LMOD's manufacturing facility in Belpre, Ohio, was closed for five weeks beginning March 24, 2003, in order to reduce inventory levels. On April 28, 2003, 28 of the 48 employees at that facility were recalled to work. LPI's total operating expenses increased $0.02 million, with sales and marketing expense decreasing $0.01 million, and general and administrative expenses increasing $0.03 million due to depreciation and scheduled salary increases. Product development costs remained the same.

Other expenses, net, decreased $0.04 million due to a decrease in interest expense. Consumer products recorded an income tax benefit of $0.32 million for the quarter ended March 31, 2003 as compared to $0.12 million for the quarter ended March 31, 2002. Income tax benefit for the first quarter of 2003 is composed of tax benefit on net loss before intercompany charges of $0.19 million and the tax benefit attributable to intercompany charges and other miscellaneous items of $0.13 million. Intercompany charges were $0.34 million for the quarter ended March 31, 2003 and $0.29 million for the quarter ended March 31, 2002. The increase in the intercompany expenses was due to increased intercompany loans resulting in an increase in interest expense.

Financial Services

Net income from financial services for the quarter ended March 31, 2003 was $0.99 million compared to $0.76 million for the quarter ended March 31, 2002, a 30% increase. The increase resulted from the sale of a leased property which resulted in income, net of related taxes, of $0.20 million and from a $0.48 million gain on the termination of interest rate swaps. If interest, rental and management fees from the consumer products segment were included in the financial services segment net income, the net income for the quarter ended March 31, 2003 would have been $1.33 million and for the quarter ended March 31, 2002 net income would have been $1.05 million.

The net interest margin for the quarter ended March 31, 2003 was 3.76%, compared to 3.86% for the quarter ended March 31, 2002. Net interest margin is determined by dividing the total of interest income on loans and rental income less interest expense by the total of average loans and leased properties. The decrease in the net interest margin resulted from a reduction in rental income of $0.16 million due to the sale of three leased properties and a reduction in interest rate swap income of $0.17 million due to swap terminations between the quarter ended March 31, 2002 and the quarter ended March 31, 2001.

Total revenues were $2.54 million for the quarter ended March 31, 2003 and $2.48 million for the quarter ended March 31, 2002. Interest on loans decreased 32% to $0.93 million for the quarter ended March 31, 2002 from $1.37 million for the comparative quarter. The large decrease in interest income from loans was due to the $21.35 million decrease in the average total loans outstanding. This decrease was primarily due to maturing loans and the inability to replace them with the Company's current funding sources. The Company's ability to make additional loans and to maintain its earnings depends on the ability of the Company to obtain additional sources of funding. For further detail see "Financial Condition - Financial Services".

Rental income decreased $0.17 million due to the sale of two leased properties during 2002 and one leased property during 2003. Rental income for the quarter ended March 31, 2003 was $0.81 million as compared to $0.98 million for the quarter ended March 31, 2002. Proceeds from the sale of the rental properties was used to reduce debt levels at the Company. At March 31, 2003 the Company had $29.97 million in leased properties, net of accumulated depreciation, compared to $34.68 million at March 31, 2002. One new property was under construction during the quarter ended March 31, 2003.

Other income for the three months ending March 31, 2003 included a gain of $0.30 million from the sale of a leased property, $0.48 million from the termination of interest rate swap contracts and $0.01 million of miscellaneous income. For the three months ending March 31, 2002, other income included $0.11 million of loan prepayment penalties and $0.03 million of miscellaneous income.

Interest expense decreased 42% to $0.80 million for the quarter ended March 31, 2003 as compared to $1.37 million for the quarter ended March 31, 2002. The average debt balance decreased $26.04 million in the first quarter of 2003 compared to the first quarter of 2002 as a result of the decrease in loans as explained above and due to lower interest rates. The average prime rate during the first quarter of 2003 was 4.25% as compared to 4.75% during the first quarter of 2002. As a result of interest rate swaps, the Company recognized a reduction in interest expense of $0.17 million for the quarter ended March 31, 2002.

Depreciation expense decreased $0.03 million and management fee expense decreased $0.01 million for the first quarter of 2003 as compared to the first quarter of 2002 due to the decrease in leased properties. Other operating expenses remained the same for the comparative quarters.

The Company and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders. However, the REIT may retain capital gains from the sale of real estate and pay income tax on that gain. Currently, the REIT has accrued $0.11 million in income tax expense based on the sale of leased property.

Financial Condition

Consumer Products

Total assets of consumer products were $15.73 million as of March 31, 2003 and $17.07 million as of December 31, 2002, an 8% decrease.

Cash decreased to $0.47 million at March 31, 2003 from $0.50 million at December 31, 2002.

Accounts receivable, net of the allowance, decreased to $1.62 million at March 31, 2003 from $3.23 million at December 31, 2002. A decrease of $0.67 million is attributable to LMOD, and a decrease of $0.94 million is attributable to LPI. Accounts receivable normally decrease at the end of the first quarter as retailers reduce their account balances after the year-end selling season.

Inventory was $6.15 million at March 31, 2003 compared to $6.21 million at December 31, 2002. LMOD's inventory remained the same while License Products' inventory decreased $0.06 million. LMOD's manufacturing facility was closed for most of the month of April, 2003, in order to reduce inventory levels. Inventories are valued at lower of cost or market using the first-in, first-out
(FIFO) method.

Property and equipment, net of accumulated depreciation, decreased by $0.12 million and prepaid inventory increased $0.06 million. Prepaid corporate taxes increased $0.37 million due to the income tax benefit for the current quarter. Other prepaid expenses increased by $0.18 million and the licensing agreement decreased $0.13 million due to amortization. The licensing agreement gives LMOD the right to produce certain dolls until April 28, 2003, and an additional twelve months to sell any remaining inventory. Sales of dolls designed under the licensing agreement have been decreasing during the past few years and represented less than five percent of LMOD's sales during 2002.

Goodwill was recorded when the Company purchased the remaining interest in the stock from the estate of Lee Middleton, the founder of LMOD, on April 30, 1998. The purchase price exceeded book value by $0.62 million. As of March 31, 2003 and December 31, 2002, the balance of the goodwill, net of previous accumulated amortization was $0.51 million. No impairment was recorded during the quarter ended March 31, 2003.

LMOD decreased its short-term borrowings on a line of credit with the Bank by $1.24 million during the quarter. The debt was replaced with intercompany loans which are collateralized by LMOD's and LPI's accounts receivable and inventory. Accounts payable and other liabilities decreased by $0.45 million as of March 31, 2003 compared to December 31, 2002.

Financial Services

Total assets of financial services were $102.11 million as of March 31, 2003 and $108.47 million as of December 31, 2002, a 6% decrease.

Cash decreased to $0.34 million at March 31, 2003 from $0.43 million at December 31, 2002.

Interest and rent receivable remained at $0.52 million at March 31, 2003 and at December 31, 2002. The rent receivable is shown net of an allowance for doubtful accounts of $150,000 at both periods. At March 31, 2003, three borrowers were on non-accrual resulting in $0.03 million of gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms. One tenant was also on non-accrual resulting in $0.05 million of rental income which would have been recorded had the tenant been current in accordance with the lease.

Fixed assets and other assets, including prepaid amounts, increased by $0.06 million. The Company's interest rate swaps were cash flow hedges and had a fair market value of $0.51 million as of December 31, 2002. These swaps were terminated during the first quarter of 2003 resulting in a gain of $0.48 million. At March 31, 2003, the Company did not have any further interest rate swaps.

Total loans (excluding intercompany loans) decreased by $4.82 million, or 7%, to $68.78 million at March 31, 2003, from $73.60 million at December 31, 2002, with a corresponding decrease in liabilities. Nonperforming loans at March 31, 2003, totaled $2.22 million. As of March 31, 2003, and December 31, 2002, management did not provide an allowance for loan losses due to management's belief that the collateral which secured the nonperforming loans was adequate to fully secure the debtors' obligations to the Company. BMSBLC had unfunded commitments of $1.14 million as of March 31, 2003.

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

Leased properties, net of accumulated depreciation, decreased to $31.39 million as of March 31, 2003, compared to $32.37 million as of December 31, 2002 due to the sale of one leased property.

The financial services' total consolidated indebtedness at March 31, 2003 decreased $5.59 million as compared to December 31, 2002. As of March 31, 2003, financial services had $33.22 million outstanding in long-term debt and $52.30 million outstanding in short-term borrowings compared to $35.60 million outstanding in long-term debt and $54.75 million outstanding in short-term borrowing as of December 31, 2002. BMSBLC's short-term debt facility consists of commercial paper and drawn letters of credit backed by a $60 million line of credit that matures on June 27, 2003. On March 31, 2003, $39.0 million of outstanding commercial paper matured and was unable to be replaced by sales of additional commercial paper, requiring BMSBLC to draw upon its back-up bank line of credit. The bank line of credit has a higher interest rate than that paid on commercial paper. The higher interest expense will result in a reduction of net income for 2003. BMSBLC does expect that its line of credit will be renewed at its June 27, 2003, maturity. However, if the line of credit is not renewed, BMSBLC would have to seek other financing sources. There is no guarantee that any such alternative financing sources could be obtained. Accrued liabilities decreased to $0.90 million at March 31, 2003, as compared to $1.66 million at December 31, 2002.

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


Financial Services

     Accrual of interest income. Interest income is accrued on the unpaid principal balance of loans. The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to whether the collateral securing the borrower's obligation is sufficient to pay all principal, accrued interest, and other expenses. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
     Accrual of rental income. Rent is accrued on a monthly basis based on lease agreements. If it is determined by management that the lessee will not be able to make rent payments as required by the lease agreement, the accrual of rent is discontinued until management determines the rent to be collectible.
     Allowance for loan losses. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal, reduced by the allowance for loan losses. Management reviews the value of the collateral securing each loan to determine if an allowance for loan losses is necessary. In this review, management takes into account the projected cash flow of the business from all sources including capital contributions, conversion of collateral to cash, and net income plus depreciation.
     Leased properties. Leased properties are recorded at cost and are depreciated using the straight-line method. The costs of normal repairs and maintenance are charged to expense as incurred.
     Nonperforming loans. A loan is considered nonperforming when the scheduled principal and/or interest payments are more than ninety days past due. Nonperforming loans are not automatically placed on non-accrual status. For a discussion of when loans are placed on non-accrual status, see "Accrual of interest income" above.
     Unfunded commitments. Unfunded commitments are recorded in the financial statements when they are funded or when related fees are incurred or received.
     Derivative Instruments. The Company has adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by FAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133", and FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These statements require the Company to designate all derivative instruments as either fair value hedges or cash flow hedges and to record the hedge on the balance sheet at its fair market value. The net gain/loss on instruments classified as cash flow hedges are reported as changes in other comprehensive income. The net gain/loss on instruments classified as fair value hedges are reported as increases/decreases in current year earnings. All derivatives are marked to market on the balance sheet.
     Fair Value of Financial Instruments. Financial Accounting Standards Board Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company (See Note 20).

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

All remaining interest rate swap agreements were terminated during the quarter ended March 31, 2003. The Company does not anticipate any further income from the termination of interest rate swap contracts.

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

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

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

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                          THE MIDDLETON DOLL COMPANY
                                          (Registrant)


Date:  May 14, 2003                       /s/ George R. Schonath
                                          -------------------------------------
                                          George R. Schonath
                                          President and Chief Executive Officer


Date:  May 14, 2003                       /s/ Susan J. Hauke
                                          -------------------------------------
                                          Susan J. Hauke
                                          Vice President Finance

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


Date:    May 14, 2003                             /s/ George R. Schonath
                                                  -----------------------------
                                                  George R. Schonath
                                                  Chief Executive Officer

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


Date:    May 14, 2003                             /s/ Susan J. Hauke
                                                  -----------------------------
                                                  Susan J. Hauke
                                                  Vice President Finance and
                                                  Chief Financial Officer

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