Form 10-Q
period 2003-06-30
MIDDLETON DOLL CO
filed 2003-08-14
CIK 723209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.


                         Commission file number: 0-22663


                           THE MIDDLETON DOLL COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Wisconsin                                    39-1364345
----------------------------------------------             -------------------
(State or other jurisdiction of incorporation)              (I.R.S. Employer
                                                           Identification No.)

           W239 N1700 Busse Road
            Waukesha, Wisconsin                                 53188-1160
   ----------------------------------------                     ----------
   (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (262) 523-4300


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No
                                        ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   Yes     No X
                                        ---    ---

On August 14, 2003, there were 3,727,589 shares outstanding of the Registrant's common stock, 6-2/3 cents par value.

                           THE MIDDLETON DOLL COMPANY
                                 FORM 10-Q INDEX


PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 2003 (Unaudited)
          and December 31, 2002 .............................................  3

          Consolidated Statements of Operations - For the Three and
          Six Months Ended June 30, 2003 and 2002 (Unaudited) ...............  5

          Consolidated Statement of Changes in Shareholders' Equity -
          For the Six Months Ended June 30, 2003 and 2002 (Unaudited) .......  7

          Consolidated Statements of Cash Flows - For the Three and
          Six Months Ended June 30, 2003 and 2002 (Unaudited) ...............  8

          Notes to the Consolidated Financial Statements (Unaudited) ........  9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ......................................... 10

Item 3.   Quantitative and Qualitative Disclosure About Market Risk ......... 19

Item 4.   Controls and Procedures ........................................... 19


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ................................................. 20

Item 2.   Changes in Securities and Use of Proceeds ......................... 20

Item 3.   Defaults Upon Senior Securities ................................... 20

Item 4.   Submission of Matters to a Vote of Security Holders ............... 20

Item 5.   Other Information ................................................. 20

Item 6.   Exhibits and Reports on Form 8-K .................................. 21

          Signatures ........................................................ 22

          Exhibit Index ..................................................... 23

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    December 31,
                                                    June 30, 2003       2002
                                                    -------------   ------------
                                                     (Unaudited)
ASSETS
Consumer Products
Cash                                                 $    142,927   $    500,815
Accounts receivable, net of allowance of
 $462,885 and $332,386 as of June 30, 2003
 and December 31, 2002, respectively                    1,537,907      3,233,376
Inventory                                               6,972,089      6,206,737
Prepaid inventory                                         116,302        142,512
Prepaid corporate taxes                                   514,155        677,295
Other prepaid expenses                                    608,224        327,977
                                                     ------------   ------------
   Total current assets                                 9,891,604     11,088,712
Property and equipment, net of accumulated
 depreciation of $3,221,570 and $2,788,953 as of
 June 30, 2003 and December 31, 2002, respectively      3,805,521      3,995,514
Deferred income taxes                                   2,121,006      1,316,526
Licensing agreement, net of accumulated
 amortization of $2,500,000 and $2,333,334
 as of June 30, 2003 and December 31, 2002,
 respectively                                                --          166,666
Goodwill                                                  506,145        506,145
                                                     ------------   ------------
   Total Consumer Products Assets                      16,324,276     17,073,563
                                                     ------------   ------------

Financial Services
Cash                                                      388,829        433,847
Interest receivable                                       334,789        268,091
Rent receivable, net of allowance of $150,000
 as of June 30, 2003 and December 31, 2002                241,805        250,487
Loans                                                  61,232,663     73,600,884
Leased properties:
   Buildings, net of accumulated depreciation
    of $2,536,415 and $2,294,053 as of June 30,
    2003 and December 31, 2002, respectively           29,360,528     27,323,798
   Land                                                 4,509,872      4,270,872
   Construction in progress                                  --          780,143
                                                     ------------   ------------
      Total leased properties                          33,870,400     32,374,813
Property and equipment, net of accumulated
 depreciation of $710,600 and $678,128 as of
 June 30, 2003 and December 31, 2002, respectively         40,932         73,404
Investment in swap contracts at fair value                   --          512,316
Other assets                                              994,701        951,260
                                                     ------------   ------------
   Total Financial Services Assets                     97,104,119    108,465,102
                                                     ------------   ------------

   Total Assets                                      $113,428,395   $125,538,665
                                                     ============   ============

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                                                                   December 31,
                                                   June 30, 2003       2002
                                                   -------------   ------------
                                                    (Unaudited)
LIABILITIES, MINORITY INTEREST,
PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Consumer Products
Short-term borrowings                              $       --      $  1,242,000
Accounts payable                                      1,196,764       1,019,546
Accrued salaries                                        178,031         250,611
Accrued liabilities                                     322,929         494,784
                                                   ------------    ------------
   Total Consumer Products Liabilities                1,697,724       3,006,941
                                                   ------------    ------------

Financial Services
Commercial paper                                     13,320,000      51,272,618
Lines of credit                                      41,850,000       3,480,000
Direct pay letter of credit obligation                7,020,000       7,305,000
State of Wisconsin Investment Board notes payble      9,000,001       9,666,667
Loan participations with repurchase options           8,728,208      17,184,176
Other borrowings                                      1,437,746       1,441,042
Accrued liabilities                                   1,142,611       1,657,322
                                                   ------------    ------------
   Total Financial Services Liabilities              82,498,566      92,006,825
                                                   ------------    ------------

Minority Interest and Preferred Stock
Minority interest in subsidiaries                        38,184          51,641
Redeemable Preferred stock, 1 cent par value,
 3,000,000 shares authorized, 690,000 shares
 issued                                              17,250,000      17,250,000
Redeemable Preferred Treasury stock 15,809
 shares, at cost                                       (395,225)       (395,225)

Shareholders' Equity
Common stock, 6 2/3 cents par value, 15,000,000
 shares authorized, 4,401,599 shares issued             293,441         293,441
Additional paid-in capital                           16,604,744      16,604,744
Retained earnings                                     2,166,883       2,933,904
Treasury stock, 674,010 shares, at cost              (6,725,922)     (6,725,922)
Accumulated other comprehensive income                     --           512,316
                                                   ------------    ------------
   Total Shareholders' Equity                        12,339,146      13,618,483
                                                   ------------    ------------

   Total Liabilities, Minority Interest,
   Preferred Stock and Shareholders' Equity        $113,428,395    $125,538,665
                                                   ============    ============

                                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                     For the Three Months               For the Six Months
                                                         Ended June 30,                   Ended June 30,
                                                 -----------------------------     -----------------------------
                                                     2003             2002             2003             2002
                                                 ------------     ------------     ------------     ------------
Consumer Products
Net sales                                        $  3,306,943     $  4,932,191     $  7,218,811     $ 10,516,297
Cost of goods sold                                  2,333,407        2,946,227        4,540,806        6,088,222
                                                 ------------     ------------     ------------     ------------
Gross profit                                          973,536        1,985,964        2,678,005        4,428,075

Operating expenses
   Sales and marketing                                760,956          925,474        1,579,144        2,087,152
   New product development                            174,911          208,514          380,046          434,050
   General and administrative                       1,051,054          894,099        2,217,127        2,022,086
                                                 ------------     ------------     ------------     ------------
      Total operating expenses                      1,986,921        2,028,087        4,176,317        4,543,288

Net operating loss                                 (1,013,385)         (42,123)      (1,498,312)        (115,213)

Other income (expense)
   Interest expense                                      --            (41,299)          (3,896)         (84,113)
   Other income, net                                    5,569           15,404           14,678           22,859
                                                 ------------     ------------     ------------     ------------
      Net other income (expense)                        5,569          (25,895)          10,782          (61,254)

Loss before income taxes, minority interest
 and intercompany charges                          (1,007,816)         (68,018)      (1,487,530)        (176,467)
Income tax benefit                                    403,126           27,207          595,012           70,587
Minority interest in loss (earnings) of
 subsidiaries                                           8,585          (63,022)          13,457          (74,932)
                                                 ------------     ------------     ------------     ------------
Loss Before Intercompany
   Charges - Consumer Products                       (596,105)        (103,833)        (879,061)        (180,812)
                                                 ------------     ------------     ------------     ------------

Financial Services
Revenues
   Interest on loans                                  880,596        1,290,213        1,807,968        2,659,396
   Rental income                                      849,440          962,144        1,660,894        1,938,320
   Gain on sale of leased properties                     --          1,035,355          303,570        1,036,248
   Gain on termination of interest rate swaps            --               --            484,304             --
   Other income                                        77,285           22,411           90,258          157,761
                                                 ------------     ------------     ------------     ------------
      Total revenues                                1,807,321        3,310,123        4,346,994        5,791,725
                                                 ------------     ------------     ------------     ------------

Expenses
   Interest expense                                   772,841          967,928        1,570,798        2,003,649
   Depreciation expense                               197,887          211,758          387,004          427,951
   Management fee expense                             238,023          250,272          484,466          511,279
   Other operating expenses                           204,144          192,245          412,085          398,337
                                                 ------------     ------------     ------------     ------------
      Total expenses                                1,412,895        1,622,203        2,854,353        3,341,216
                                                 ------------     ------------     ------------     ------------

   Income before income taxes and
    intercompany revenue                              394,426        1,687,920        1,492,641        2,450,509
Income tax expense                                       --           (364,776)        (107,499)        (364,776)
                                                 ------------     ------------     ------------     ------------

Income Before Intercompany Revenue -
 Financial Services                              $    394,426     $  1,323,144     $  1,385,142     $  2,085,733
                                                 ------------     ------------     ------------     ------------

                                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
                                                   (Unaudited)


                                                     For the Three Months               For the Six Months
                                                         Ended June 30,                   Ended June 30,
                                                 -----------------------------     -----------------------------
                                                     2003             2002             2003             2002
                                                 ------------     ------------     ------------     ------------
Total Company

Income (loss) before income taxes, minority
 interest and intercompany activity
   Consumer products                             $(1,007,816)     $   (68,018)     $(1,487,530)     $  (176,467)
   Financial services                                394,426        1,687,920        1,492,641        2,450,509
                                                 -----------      -----------      -----------      -----------
      Total company                                 (613,390)       1,619,902            5,111        2,274,042
Income tax benefit (expense)                         461,485         (283,002)         678,785         (164,738)
Minority interest in loss (earnings) of
 subsidiaries                                          8,585          (63,022)          13,457          (74,932)
                                                 -----------      -----------      -----------      -----------

Net (loss) income                                   (143,320)       1,273,878          697,353        2,034,372
Preferred stock dividends                           (359,428)        (359,428)        (718,856)        (718,856)
                                                 -----------      -----------      -----------      -----------
Net (loss) income available to
   common shareholders                           $  (502,748)     $   914,450      $   (21,503)     $ 1,315,516
                                                 ===========      ===========      ===========      ===========

Basic Earnings (Loss) Per Common Share           $     (0.13)     $      0.25      $     (0.01)     $      0.35
                                                 ===========      ===========      ===========      ===========

Diluted Earnings (Loss) Per Common Share         $     (0.13)     $      0.25      $     (0.01)     $      0.35
                                                 ===========      ===========      ===========      ===========

Weighted average shares outstanding (diluted)      3,730,637        3,727,589        3,730,929        3,727,589
                                                 ===========      ===========      ===========      ===========

Segment Reconciliation

Consumer Products
   Loss before intercompany charges              $  (596,105)     $  (103,833)     $  (879,061)     $  (180,812)
   Interest/rental expense to parent                (220,105)        (118,978)        (437,766)        (301,091)
   Management fees to parent                         (97,401)        (113,985)        (217,401)        (217,843)
   Applicable income tax benefit related to
    intercompany charges and other items              58,359           54,567          191,272          129,451
                                                 -----------      -----------      -----------      -----------
Total segment net loss                              (855,252)        (282,229)      (1,342,956)        (570,295)

Financial Services
   Income before intercompany revenue                394,426        1,323,144        1,385,142        2,085,733
   Interest/rental income from subsidiary            220,105          118,978          437,766          301,091
   Management fees from subsidiary                    97,401          113,985          217,401          217,843
                                                 -----------      -----------      -----------      -----------
Total segment net income                             711,932        1,556,107        2,040,309        2,604,667

Net (Loss) Income                                $  (143,320)     $ 1,273,878      $   697,353      $ 2,034,372
                                                 ===========      ===========      ===========      ===========

                                          THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                          (Unaudited)

                                                                                                  Accumulated
                                                Additional                         Common            Other
                                  Common         Paid-In         Retained         Treasury       Comprehensive
                                  Stock          Capital         Earnings           Stock            Income          Total
                               ------------    ------------    ------------     ------------     -------------    ------------

BALANCES,
December 31, 2001              $    293,441    $ 16,604,744    $  2,170,816     $ (6,725,922)    $  1,704,170     $ 14,047,249
                                                                                                                  ------------
Comprehensive income
   Net income six months
    ended June 30, 2002                --              --         2,034,372             --               --          2,034,372
   Change in fair market
    value of interest rate
    swap agreement                     --              --              --               --           (176,302)        (176,302)
                                                                                                                  ------------
Total Comprehensive
   Income                         1,858,070
                                                                                                                  ------------
Cash dividends on
 preferred stock                       --              --          (718,856)            --               --           (718,856)
Cash dividends on common
 stock                                 --              --        (1,219,964)            --               --         (1,219,964)
                               ------------    ------------    ------------     ------------     ------------     ------------

BALANCES,
June 30, 2002                  $    293,441    $ 16,604,744    $  2,266,368     $ (6,725,922)    $  1,527,868     $ 13,966,499
                               ============    ============    ============     ============     ============     ============

BALANCES,
December 31, 2002              $    293,441    $ 16,604,744    $  2,933,904     $ (6,725,922)    $    512,316     $ 13,618,483
                                                                                                                  ------------

Comprehensive income
   Net income six months
    ended June 30, 2003                --              --           697,353             --               --            697,353
   Change in fair market
    value of interest rate
    swap agreement                     --              --              --               --           (512,316)        (512,316)
                                                                                                                  ------------
Total Comprehensive
   Income                           185,037
                                                                                                                  ------------
Cash dividends on
 preferred stock                       --              --          (718,856)            --               --           (718,856)
Cash dividends on common
 stock                                 --              --          (745,518)            --               --           (745,518)
                               ------------    ------------    ------------     ------------     ------------     ------------

BALANCES,
June 30, 2003                  $    293,441    $ 16,604,744    $  2,166,883     $ (6,725,922)    $       --       $ 12,339,146
                               ============    ============    ============     ============     ============     ============

                                     THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                           For the Three Months              For the Six Months
                                                           Ended June 30, 2003               Ended June 30, 2002
                                                      -----------------------------     -----------------------------
                                                        Consumer        Financial        Consumer         Financial
                                                        Products         Services        Products          Services
                                                      ------------     ------------     ------------     ------------
Cash Flows from Operating Activities:
Segment income (loss)                                 $ (1,342,956)    $  2,040,309     $   (570,295)    $  2,604,667
Adjustments to reconcile segment net income (loss)
 to net cash flows from operating activities
   Depreciation and amortization                           599,283          387,003          644,905          427,951
   Provision for losses on accounts receivable              50,538             --             53,109             --
   Provision for inventory reserve                          83,605             --           (107,733)            --
   Change in appreciation on investments                      --             (4,981)            --                926
   Gain on sale of leased properties                          --           (303,570)            --         (1,036,248)
   Change in minority interest in subsidiaries             (13,457)            --           (187,206)            --
Net change in:
   Accounts receivable                                   1,644,931             --          1,253,132             --
   Inventory                                              (848,957)            --           (140,318)            --
   Interest receivable                                        --            (66,698)            --            (79,835)
   Rent receivable                                            --              8,682             --           (129,611)
   Other assets                                           (895,377)         (38,460)          29,338          175,537
   Accounts payable                                        177,218             --           (136,783)            --
   Other liabilities                                      (244,435)        (514,711)        (350,619)         488,518
                                                      ------------     ------------     ------------     ------------
Net Cash Flows from Operating Activities                  (789,607)       1,507,574          487,530        2,451,905
                                                      ------------     ------------     ------------     ------------
Cash Flows from Investing Activities:
   Net loan repayments received                               --         12,368,221          621,968       13,588,642
   Proceeds from sale of leased properties                    --          1,743,311             --          3,338,030
   Purchase or construction of leased property                --         (3,289,859)            --            (85,936)
   Capital expenditures                                   (242,624)            --           (359,208)            --
                                                      ------------     ------------     ------------     ------------
Net Cash Flows from Investing Activities                  (242,624)      10,821,673          262,760       16,840,736
                                                      ------------     ------------     ------------     ------------
Cash Flows from Financing Activities:
   Net change in short term borrowings                  (1,242,000)            --         (1,030,000)            --
   Net change in commercial paper                             --        (37,952,618)            --         (2,132,276)
   Net change in lines of credit                              --         38,370,000             --         (4,320,000)
   Net payments on letter of credit                           --           (285,000)            --           (220,000)
   Repayment of SWIB notes                                    --           (666,666)            --           (666,668)
   Repayment of loan participations with
    repurchase options                                        --         (8,455,968)            --         (9,779,725)
   Net change in other notes payable                          --             (3,296)          (2,759)          (3,176)
   Preferred stock dividends paid                             --           (718,856)            --           (718,856)
   Common stock dividends paid                                --           (745,518)            --         (1,219,964)
   Net intercompany transactions                         1,916,343       (1,916,343)        (239,408)         239,408
                                                      ------------     ------------     ------------     ------------
Net Cash Flows from Financing Activities                   674,343      (12,374,265)      (1,272,167)     (18,821,257)
                                                      ------------     ------------     ------------     ------------
Net change in cash and cash equivalents                   (357,888)         (45,018)        (521,877)         471,384
Cash and equivalents beginning of period                   500,815          433,847          681,267          229,506
                                                      ------------     ------------     ------------     ------------
Cash and equivalents end of period                    $    142,927     $    388,829     $    159,390     $    700,890
                                                      ============     ============     ============     ============
Supplemental Cash Flow Disclosures
   Cash paid for interest                             $       --       $  1,670,666     $      3,896     $  2,154,419
                                                      ============     ============     ============     ============
   Cash (received) paid for income taxes              $   (163,140)    $    418,158     $   (152,440)    $     64,970
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


NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of June 30, 2003 and December 31, 2002 and the results of operations for the three and six months ended June 30, 2003 and 2002 and statement of changes in shareholders' equity and cash flows for the six months ended June 30, 2003 and 2002 have been made. Such adjustments consisted only of normal recurring items. Operating results for the periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2002 Annual Report on Form 10-K. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

NOTE 3.  INVENTORY

Inventories of LMOD and LPI are valued at the lower of cost or market and utilize the first-in, first-out (FIFO) method to determine cost. The components of inventory are as follows:

                                            June 30, 2003     December 31, 2002
                                            -------------     -----------------

Raw materials                                $ 1,907,234         $ 2,317,792
Work in process                                  119,156             100,118
Finished goods                                 5,079,940           3,885,584
                                             -----------         -----------
                                               7,106,330           6,303,494
Less:  reserve for obsolete inventory           (134,241)            (96,757)
                                             -----------         -----------
                                             $ 6,972,089         $ 6,206,737
                                             ===========         ===========

NOTE 4.  INCOME TAXES

The Company and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, the REIT is not subject to income tax on taxable income that is distributed to shareholders. However, the REIT may retain capital gains from the sale of real estate and pay income tax on that gain. Currently, the REIT has accrued $107,499 in income tax expense based on the sale of leased property. The income tax benefit recorded by the Company that is attributable to the Consumers Product segment is calculated in the determination of net income before the elimination of intercompany expenses.

NOTE 5.  EARNINGS PER SHARE

See Exhibit 11 for the computation of the net income per common share.

NOTE 6.  COMMITMENTS

Undisbursed construction and loan commitments totaled $1.16 million at June 30, 2003.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Amounts presented as of June 30, 2003 and December 31, 2002, and for the three and six month periods ended June 30, 2003 and June 30, 2002 include the consolidation of two segments. The financial services segment includes The Middleton Doll Company (the "Company") and Bando McGlocklin Small Business Lending Corporation ("BMSBLC"), a 100% owned subsidiary of the Company. The consumer products segment includes Lee Middleton Original Dolls, Inc. ("LMOD"), a 99% owned subsidiary of the Company, and License Products, Inc. ("LPI"), a 100% owned subsidiary of LMOD.

Results of Operations

For the three months ended June 30, 2003 and June 30, 2002

The Company's total net (loss) income available for common shareholders for the quarter ended June 30, 2003 was ($0.50) million or ($0.13) per share (diluted) as compared to $0.91 million or $0.25 per share (diluted) for the quarter ended June 30, 2002, a 155% decrease. The consumer products segment incurred a net loss before intercompany charges of ($0.60) million due to lower sales as a result of increased competition and pricing pressure from the collectible dolls produced in China and due to the slowdown in consumer discretionary spending. The financial services segment's net income before intercompany revenue decreased $0.93 million due to a decrease in interest income from loans, and, in the second quarter of 2002, the sale of a leased property, net of related taxes, which resulted in income of $0.67 million attributable to such period.

Consumer Products

After income taxes and minority interest and before intercompany charges, the consumer products segment had a net loss of ($0.60) million for the quarter ended June 30, 2003 compared to a net loss of ($0.10) million for the quarter ended June 30, 2002. After giving effect to interest, rental and management fees paid to the Company, the consumer products segment's net loss was ($0.86) million for the three months ended June 30, 2003, as compared to a net loss of ($0.28) million for the three months ended June 30, 2002.

Net sales from consumer products for the quarter ended June 30, 2003 decreased 33% to $3.31 million from $4.93 million in the corresponding prior year period. This was due to decreased sales of $1.38 million at LMOD and decreased sales of $0.24 million at LPI. LMOD's decrease in sales resulted from the soft economy and an increase in offshore competition with pricing pressure from collectible dolls produced in China. Sales of the artist-designed collectible dolls have been affected by foreign produced dolls which have been selling at a substantial discount from LMOD's dolls. In June, 2003, LMOD lowered prices on its line of artist-designed collectible dolls to stimulate sales and is pursuing legal action to prevent the sale of certain dolls manufactured in China which the Company believes are infringing on LMOD's copyrights. LPI's decrease in second quarter sales resulted from a customer not repeating a 2002 back-to-school promotion. Cost of goods sold decreased 21% to $2.33 million for the quarter ended June 30, 2003 compared to $2.95 million for the prior year's quarter. LMOD's cost of sales decreased to $1.59 million from $2.02 million while LPI's cost of sales decreased to $0.74 million from $0.93 million. Total gross profit margin decreased to 29% from 40% in the prior year. LMOD's gross profit margin decreased to 26% from 43% and LPI's increased to 36% from 34%. The decrease in the gross profit margin at LMOD was due to the combination of lower sales, fixed factory overhead costs and the liquidation of slow moving inventory as well as a change in sales mix. The increase in the gross profit margin at LPI was due to better pricing from suppliers and a decrease in sales to a low margin customer.

LMOD is in a transition period with efforts being refocused on preventing copyright infringements, reducing costs, and on marketing new products. The Company recognizes that over the past two years the strategy of offering a high quality play doll at a lower competitive price has been ineffective. The Company is now transitioning to a new business strategy to build on the name brand recognition of LMOD in the collectible doll market. This refocus on the collectible doll market through independent dealers is being accompanied by a de-emphasis on the recent focus to penetrate the high volume, low priced and promotionally competitive mass merchandise market. In an effort to increase sales, LMOD has lowered prices on its line of artist-designed collectible dolls and a new line of artist studio collection dolls called "Classic Miniatures" has been introduced to expand distribution into traditional dealers and smaller gift stores. In addition, the Company is pursuing a limited expansion of its "Newborn Nursery Adoption Centers" that go beyond selling dolls to evoke an emotional experience as children "adopt" their new baby doll.

Total operating expenses of consumer products for the quarter ended June 30, 2003 were $1.99 million compared to $2.03 million for the quarter ended June 30, 2002, a 2% decrease. LMOD's total operating expenses decreased $0.02 million, with sales and marketing expense decreasing $0.15 million and product development expense decreasing $0.02 million. Sales and marketing expense reduction at LMOD was accomplished by staff reductions, and by decreasing advertising, catalog printing, and packaging costs. Due to decreased sales, cost reductions in commission, freight and merchant fees also contributed to the reduction in expenses. General and administrative expenses increased $0.15 million at LMOD primarily due to the salary of the new CEO and due to non-recurring restructuring expenses. LPI's total operating expenses decreased $0.02 million, with sales and marketing expense decreasing $0.02 million due to decreased advertising costs, product development expense decreasing $0.01 million and general and administrative expenses increasing $0.01 million due to depreciation.

Other expenses, net, decreased $0.03 million due to a decrease in interest expense. Consumer products recorded an income tax benefit of $0.46 million for the quarter ended June 30, 2003 as compared to $0.08 million for the quarter ended June 30, 2002. Income tax benefit for the second quarter of 2003 is composed of tax benefit on net loss before intercompany charges of $0.40 million and the tax benefit attributable to intercompany charges and other miscellaneous items of $0.06 million. Intercompany charges were $0.32 million for the quarter ended June 30, 2003 and $0.23 million for the quarter ended June 30, 2002. The increase in the intercompany expenses was due to increased intercompany loans resulting in an increase in interest expense.

Financial Services

After income taxes and before intercompany revenues, the financial services segment had net income of $0.39 million for the quarter ended June 30, 2003 compared to $1.32 million for the quarter ended June 30, 2002, a 70% decrease. In 2002, the sale of a leased property, net of related taxes, resulted in income of $0.67 million. The remaining decrease of $0.26 million resulted primarily from a decrease in interest income from loans. If interest, rental and management fees from the consumer products segment were included in the financial services segment net income, the net income for the quarter ended June 30, 2003 would have been $0.71 million and for the quarter ended June 30, 2002 net income would have been $1.56 million.

The net interest margin for the quarter ended June 30, 2003 was 3.96% compared to 4.08% for the quarter ended June 30, 2002. Net interest margin is determined by dividing the total of interest income on loans and rental income less interest expense by the total of average loans and leased properties. The decrease in the net interest margin resulted from a reduction in rental income of $0.11 million primarily due to the sale of three leased properties and a reduction in interest rate swap income of $0.17 million due to swap terminations. On March 31, 2003, $39.0 million of outstanding commercial paper matured and was unable to be replaced by sales of additional commercial paper, requiring BMSBLC to draw upon its back-up bank line of credit. The bank line of credit has a higher interest rate than that paid on commercial paper, resulting in additional interest expense of $0.06 million for the quarter.

Total revenues were $1.81 million for the quarter ended June 30, 2003 and $3.31 million for the quarter ended June 30, 2002. Interest on loans decreased 32% to $0.88 million for the quarter ended June 30, 2003 from $1.29 million for the comparative quarter. The decrease in interest income from loans was due to a $21.55 million decrease in the average total loans outstanding when comparing the three months of June, 2003 to June, 2002. This decrease occurred when loans matured and the Company was unable to replace them due to a lack of funding sources. Proceeds from the maturing debt were used to reduce existing debt. The Company's ability to make additional loans and to maintain its earnings depends on the ability of the Company to obtain additional sources of funding. For further detail see "Financial Condition - Financial Services".

Rental income decreased $0.11 million primarily due to the sale of three leased properties during prior periods. Rental income for the quarter ended June 30, 2003, was $0.85 million as compared to $0.96 million for the quarter ended June 30, 2002. Proceeds from the sale of the rental properties was used to reduce debt levels at the Company. At June 30, 2003, the Company had $33.87 million in leased properties, net of accumulated depreciation. One property under construction at December 31, 2002, was completed for $2.51 million and was placed in service in May, 2003. Two vacant rental properties totaling $2.74 million, net of accumulated depreciation, were available for lease at June 30, 2003 and one rental property totaling $1.68 million was on non-accrual status at June 30, 2003.

Other income for the three months ended June 30, 2003 included $0.05 million in loan prepayment penalties, $0.02 million in late payment fees and $0.01 million of miscellaneous income. For the three months ended June 30, 2002, other income included $0.02 million of miscellaneous income and $1.04 million from the sale of a leased property.

Interest expense decreased 21% to $0.77 million for the quarter ended June 30, 2003 as compared to $0.97 million for the quarter ended June 30, 2002, primarily due to a decrease in the outstanding average debt balance and due to lower interest rates. The average debt balance decreased $24.13 million when comparing the second quarters of 2003 and 2002 as a result of the decrease in loans as explained above. The Company's cost of funds is based primarily on variable interest rates which were lower due to the decrease in interest rates set by the Federal Reserve. The average prime rate was 4.25% during the second quarter of 2003 and was 4.75% during the second quarter of 2002. The second quarter of 2002 also included a reduction in interest expense due to $0.17 million of swap income which did not reoccur in the second quarter of 2003 due to swap terminations. Offsetting the decrease, BMSBLC was required during the second quarter of 2003 to draw upon its back-up bank line of credit which has a higher interest rate than commercial paper. Commercial paper which had matured was not able to be replaced by sales of additional commercial paper, resulting in additional interest expense of $0.06 million for the quarter.

Depreciation expense decreased $0.01 million and management fees decreased $0.01 million for the second quarter of 2003 as compared to the second quarter of 2002 due to the decrease in loans under management. Other operating expenses increased $0.01 million due to increased expenses involving the leased property portfolio.

The Company and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders.

For the six months ended June 30, 2003 and June 30, 2002

The Company's total net (loss) income available for common shareholders for the six months ended June 30, 2003 was ($0.02) million or ($0.01) per share (diluted) as compared to $1.32 million or $0.35 per share (diluted) for the six months ended June 30, 2002, a 102% decrease. The consumer products segment incurred a net loss before intercompany charges of ($0.88) million due to lower sales as a result of increased competition and pricing pressure and due to the slowdown in consumer discretionary spending. The financial services segment's net income before intercompany revenue decreased $0.70 million due to a decrease in interest income from loans and due to smaller gains on the sale of leased properties.

Consumer Products

After income taxes and minority interest and before intercompany charges, the consumer products segment had a net loss of ($0.88) million for the six months ended June 30, 2003 compared to a net loss of ($0.18) million for the six months ended June 30, 2002. After giving effect to interest, rental and management fees paid to the Company, the consumer products segment's net loss was ($1.34) million for the six months ended June 30, 2003, as compared to a net loss of ($0.57) million for the six months ended June 30, 2002.

Net sales from consumer products for the six months ended June 30, 2003 decreased 31% to $7.22 million from $10.52 million in the corresponding prior year period. This was due to decreased sales of $3.34 million at LMOD offset by increased sales of $0.04 million at LPI. LMOD's decrease in sales resulted from the soft economy and an increase in offshore competition with pricing pressure from collectible dolls produced in China. Sales of the artist-designed collectible dolls have been affected by foreign produced dolls which have been selling at a substantial discount from LMOD's dolls. In June, 2003, LMOD lowered prices on its line of artist-designed collectible dolls to stimulate sales and is pursing legal action to prevent the sale of certain dolls manufactured in China which the Company believes are infringing on LMOD's copyrights. LPI's increase in sales resulted from additional store openings by its customers in the first quarter of the year and was offset by decreased sales in the second quarter resulting from a customer not repeating a 2002 back-to-school promotion. Cost of sales decreased 25% to $4.54 million for the six months ended June 30, 2003 compared to $6.09 million for the prior year's six month period. LMOD's cost of sales decreased to $3.05 million from $4.44 million while LPI's cost of sales decreased to $1.49 million from $1.65 million. Total gross profit margin decreased to 37% from 42% in the prior year. LMOD's gross profit margin decreased to 35% from 45% and LPI's increased to 41% from 33%. The decrease in the gross profit margin at LMOD was due to the combination of lower sales, fixed factory overhead costs and the liquidation of slow moving inventory as well as a change in sales mix. The increase in the gross profit margin at LPI was due to better pricing from suppliers and a higher margin product mix.

LMOD is in a transition period with efforts being refocused on preventing copyright infringements, reducing costs, and on marketing new products. The Company recognizes that over the past two years the strategy of offering a high quality play doll at a lower competitive price has been ineffective. The Company is now transitioning to a new business strategy to build on the name brand recognition of LMOD in the collectible doll market. This refocus on the collectible doll market through independent dealers is being accompanied by a de-emphasis on the recent focus to penetrate the high volume, low priced and promotionally competitive mass merchandise market. In an effort to increase sales, LMOD has lowered prices on its line of artist-designed collectible dolls and a new line of artist studio collection dolls called "Classic Miniatures" has been introduced to expand distribution into traditional dealers and smaller gift stores. In addition, the Company is pursuing a limited expansion of its "Newborn Nursery Adoption Centers" that go beyond selling dolls to evoke an emotional experience as children "adopt" their new baby doll.

LMOD is continuing to evaluate all of its operations in order to identify additional ways to reduced operating expenses and increase efficiency. LMOD's manufacturing facility in Belpre, Ohio, was closed for five weeks beginning March 24, 2003, in order to reduce inventory levels. On April 28, 2003, 28 of the 48 employees at that facility were recalled to work.

Total operating expenses of consumer products for the six months ended June 30, 2003 were $4.18 million compared to $4.54 million for the six months ended June 30, 2002, an 8% decrease. LMOD's total operating expenses decreased $0.37 million, with sales and marketing expense decreasing $0.48 million and product development expense decreasing $0.04 million. Sales and marketing expense reduction at LMOD was accomplished by staff reductions, and by decreasing advertising, catalog printing, and packaging costs. Due to decreased sales, cost reductions in commission, freight and merchant fees also contributed to the reduction in expenses. General and administrative expenses increased $0.15 million at LMOD primarily due to the salary of the new CEO and due to non-recurring restructuring expenses. LPI's total operating expenses increased $0.01 million with sales and marketing expense decreasing $0.02 million due to decreased advertising costs, product development expense decreasing $0.01 million and general and administrative expenses increasing $0.04 million due to depreciation and scheduled salary increases.

Other expenses, net, decreased $0.07 million due to a decrease in interest expense. Consumer products recorded an income tax benefit of $0.79 million for the six months ended June 30, 2003 as compared to $0.20 million for the six months ended June 30, 2002. Income tax benefit for the first six months of 2003 is composed of tax benefit on net loss before intercompany charges of $0.60 million and the tax benefit attributable to intercompany charges and other miscellaneous items of $0.19 million. Intercompany charges were $0.66 million for the six months ended June 30, 2003 and $0.52 million for the six months ended June 30, 2002. The increase in the intercompany expenses was due to increased intercompany loans resulting in an increase in interest expense.


Financial Services

After income taxes and before intercompany revenues, the financial services segment had net income of $1.39 million for the six months ended June 30, 2003 compared to $2.09 million for the six months ended June 30, 2002, a 33% decrease. In 2003, the sale of a leased property, net of related taxes, resulted in income of $0.20 million and a gain of $0.48 million resulted from the termination of interest rate swaps. In 2002, the sale of a leased property, net of related taxes, resulted in income of $0.67 million. The remaining decrease of $0.71 million resulted primarily from a decrease in interest income from loans. If interest, rental and management fees from the consumer products segment were included in the financial services segment net income, the net income for the six months ended June 30, 2003 would have been $2.04 million and for the six months ended June 30, 2002 net income would have been $2.60 million.

The net interest margin for the six months ended June 30, 2003 was 3.85% compared to 3.92% for the six months ended June 30, 2002. Net interest margin is determined by dividing the total of interest income on loans and rental income less interest expense by the total of average loans and leased properties. The decrease in the net interest margin resulted from a reduction in rental income of $0.28 million primarily due to the sale of three leased properties and a reduction in interest rate swap income of $0.33 million due to swap terminations. On March 31, 2003, $39.0 million of outstanding commercial paper matured and was unable to be replaced by sales of additional commercial paper, requiring BMSBLC to draw upon its back-up bank line of credit. The bank line of credit has a higher interest rate than that paid on commercial paper resulting in additional interest expense of $0.06 million for the six months.

Total revenues were $4.35 million for the six months ended June 30, 2003 and $5.79 million for the six months ended June 30, 2002. Interest on loans decreased 32% to $1.81 million for the six months ended June 30, 2003 from $2.66 million for the comparative quarter. The decrease in interest income from loans was due to a $21.67 million decrease in the average total loans outstanding when comparing the first six months of June, 2003 to June, 2002. This decrease occurred when loans matured and the Company was unable to replace them due to a lack of funding sources. The Company's ability to make additional loans and to maintain its earnings depends on the ability of the Company to obtain additional sources of funding. For further detail see "Financial Condition - Financial Services".

Rental income decreased $0.28 million primarily due to the sale of two leased properties during 2002 and one leased property during 2003. Rental income for the six months ended June 30, 2003, was $1.66 million as compared to $1.94 million for the six months ended June 30, 2002. Proceeds from the sale of the rental properties was used to reduce debt levels at the Company. At June 30, 2003, the Company had $33.87 million in leased properties, net of accumulated depreciation.. One property under construction at December 31, 2002, was completed for $2.51 million and was placed in service in May, 2003. Two vacant rental properties totaling $2.74 million, net of accumulated depreciation, were available for lease at June 30, 2003 and one rental property totaling $1.68 million was on non-accrual status at June 30, 2003.

Other income for the six months ended June 31, 2003 included a gain of $0.30 million from the sale of a leased property, $0.48 million from the termination of interest rate swap contracts, $0.05 million in loan prepayment penalties, $0.02 million in late payment fees and $0.02 million of miscellaneous income. For the six months ended June 30, 2002, other income included a gain of $1.04 million from the sale of a leased property, $0.11 million in loan prepayment penalties and $0.05 million of miscellaneous income.

Interest expense decreased 22% to $1.57 million for the six months ended June 30, 2003 as compared to $2.00 million for the six months ended June 30, 2002 primarily due to a decrease in the outstanding average debt balance and due to lower interest rates. The average debt balance decreased $25.14 million when comparing the first six months of 2003 and 2002 as a result of the decrease in loans as explained above. The Company's cost of funds is based primarily on variable interest rates which were lower due to the decrease in interest rates set by the Federal Reserve. The average prime rate was 4.25% during the first six months of 2003 and was 4.75% during the first six months of 2002. The first six months of 2002 also includes a reduction in interest expense due to $0.33 million of swap income which did not reoccur in 2003 due to swap terminations. Offsetting the decrease, BMSBLC was required during the second quarter of 2003 to draw upon its back-up bank line of credit which has a higher interest rate than commercial paper. Commercial paper which had matured was not able to be replaced by sales of additional commercial paper, resulting in additional interest expense of $0.06 million for the six months ended June 30, 2003.

Depreciation expense decreased $0.04 million and management fees decreased $0.03 million for the first six months of 2003 as compared to the first six months of 2002 due to the decrease in loans under management. Other operating expenses increased $0.01 million due to increased expenses involving the leased property portfolio.

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


Financial Condition

Consumer Products

Total assets of consumer products were $16.32 million as of June 30, 2003 and $17.07 million as of December 31, 2002, a 4% decrease.

Cash decreased to $0.14 million at June 30, 2003 from $0.50 million at December 31, 2002.

Accounts receivable, net of the allowance, decreased to $1.54 million at June 30, 2003 from $3.23 million at December 31, 2002. A decrease of $0.76 million is attributable to LMOD due to its decrease in sales, and a decrease of $0.93 million is attributable to LPI due to normal account balance reduction after the year-end selling season.

Inventory was $6.97 million at June 30, 2003 compared to $6.21 million at December 31, 2002. LMOD's inventory increased $0.43 million, primarily due to a new play doll that was introduced in May 2003. LPI's inventory increased $0.33 million, primarily due to sales being lower than expected during second quarter. Inventories are valued at lower of cost or market using the first-in, first-out
(FIFO) method.

Property and equipment, net of accumulated depreciation, decreased by $0.19 million and prepaid inventory decreased $0.02 million. Prepaid corporate taxes increased $0.64 million due to the income tax benefit. Other prepaid expenses increased by $0.28 million and the licensing agreement decreased $0.17 million due to amortization. The licensing agreement gave LMOD the right to produce certain dolls until April 28, 2003, and an additional twelve months to sell any remaining inventory. Sales of dolls designed under the licensing agreement have been decreasing during the past few years and represented less than five percent of LMOD's sales during 2002.

Goodwill was recorded when the Company purchased the remaining interest in the stock from the estate of Lee Middleton, the founder of LMOD, on April 30, 1998. The purchase price exceeded book value by $0.62 million. As of June 30, 2003 and December 31, 2002, the balance of the goodwill, net of previous accumulated amortization was $0.51 million. No impairment was recorded during the six months ended June 30, 2003.

LMOD decreased its short-term borrowings on a line of credit with the Bank by $1.24 million during the first quarter. The debt was replaced with intercompany loans of $2.52 million which are collateralized by LMOD's and LPI's accounts receivable and inventory. Accounts payable and other liabilities decreased by $0.07 million as of June 30, 2003 compared to December 31, 2002.

Financial Services

Total assets of financial services were $97.10 million as of June 30, 2003 and $108.47 million as of December 31, 2002, a 10% decrease.

Cash decreased to $0.39 million at June 30, 2003 from $0.43 million at December 31, 2002.

Interest and rent receivable increased $0.06 million to $0.58 million at June 30, 2003 from $0.52 million at December 31, 2002. The rent receivable is shown net of an allowance for doubtful accounts of $150,000 at both periods. At June 30, 2003, three borrowers were on non-accrual resulting in $0.04 million of gross interest income which would have been recorded for the six months ended June 30, 2003, had the non-accruing loans been current in accordance with their original terms. One tenant was also on non-accrual resulting in $0.10 million of rental income which would have been recorded for the six months ended June 30, 2003, had the tenant been current in accordance with the lease.

Fixed assets and other assets, including prepaid amounts, increased by $0.01 million. The Company's interest rate swaps were cash flow hedges and had a fair market value of $0.51 million as of December 31, 2002. These swaps were terminated during the first quarter of 2003 resulting in a gain of $0.48 million. At June 30, 2003, the Company did not have any further interest rate swaps.

Total loans (excluding intercompany loans) decreased by $12.37 million, or 17%, to $61.23 million at June 30, 2003, from $73.60 million at December 31, 2002, with a corresponding decrease in liabilities. Ten loans totaling $8.06 million were prepaid during the six months ended June 30, 2003. Nonperforming loans at June 30, 2003, totaled $0.47 million. As of June 30, 2003, and December 31, 2002, management did not provide an allowance for loan losses due to management's belief that the collateral which secured the nonperforming loans was adequate to fully secure the debtors' obligations to the Company. BMSBLC had unfunded commitments of $1.16 million as of June 30, 2003.

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

Leased properties, net of accumulated depreciation, increased to $33.87 million as of June 30, 2003, compared to $32.37 million as of December 31, 2002. One property under construction at December 31, 2002, was completed for $2.51 million and was placed in service in May, 2003, and a foreclosed loan of $1.75 million was added to leased property during the second quarter of 2003. During the first quarter of 2003 one leased property was sold resulting in a gain of $0.48 million. Two rental properties totaling $2.74 million, net of accumulated depreciation, were available for lease at June 30, 2003.

The financial services' total consolidated indebtedness at June 30, 2003 decreased $8.99 million as compared to December 31, 2002. As of June 30, 2003, financial services had $26.19 million outstanding in long-term debt and $55.17 million outstanding in short-term borrowings compared to $35.60 million outstanding in long-term debt and $54.75 million outstanding in short-term borrowing as of December 31, 2002. BMSBLC's short-term debt facility consists of commercial paper and drawn letters of credit backed by a $65 million line of credit that matures on June 25, 2004. At June 30, 2003, $41.9 million of outstanding commercial paper had matured and was unable to be replaced by sales of additional commercial paper, requiring BMSBLC to draw upon its back-up bank line of credit. The bank line of credit has a higher interest rate of approximately 40 basis points than that paid on commercial paper which will result in a reduction of net income for 2003. Accrued liabilities decreased to $1.14 million at June 30, 2003, as compared to $1.66 million at December 31, 2002.


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

Consumer Products

     Allowance for doubtful accounts. The Company provides an allowance for doubtful accounts based on management's estimate of uncollectible amounts. The estimate is based on historical collection experience and a review of the current status of trade accounts receivable.
     Inventory valuation. Inventories are valued at lower of cost or market using the first-in, first-out (FIFO) method.
     Allowance for obsolete inventory. The Company provides an allowance for obsolete inventory items based on management's estimate. The estimate is based on items which are slow-moving or obsolete and for which management estimates that full value cannot be realized.
     Amortization of goodwill. The Financial Accounting Standards Board issued Statement 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies). This statement provides that goodwill and indefinite lived intangible assets are no longer amortized against income but are reviewed at least annually for impairment. An impairment review is designed to determine whether the fair value, and the related recorded goodwill, of a reporting unit is below its carrying value. In the year of adoption, any impairment loss will be recorded as a cumulative effect of a change in accounting principle. Thereafter, goodwill impairment losses will be charged to operations.
     Deferred tax assets. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to different methods used for depreciation for income tax purposes, vacation accruals, health insurance, deferred revenue, net operating losses, capitalization requirements of the Internal Revenue Code, allowances for doubtful accounts and obsolete inventory and charitable contribution carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.


Financial Services

     Accrual of interest income. Interest income is accrued on the unpaid principal balance of loans. The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to whether the collateral securing the borrower's obligation is sufficient to pay all principal, accrued interest and other expenses. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
     Accrual of rental income. Rent is accrued on a monthly basis based on lease agreements. If it is determined by management that the lessee will not be able to make rent payments as required by the lease agreement, the accrual of rent is discontinued until management determines the rent to be collectible.
     Allowance for loan losses. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal, reduced by the allowance for loan losses. Management reviews the value of the collateral securing each loan to determine if an allowance for loan losses is necessary. In this review, management takes into account the projected cash flow of the business from all sources including capital contributions, conversion of collateral to cash, and net income plus depreciation.
     Leased properties. Leased properties are recorded at cost and are depreciated using the straight-line method. The costs of normal repairs and maintenance are charged to expense as incurred.
     Nonperforming loans. A loan is considered nonperforming when the scheduled principal and/or interest payments are more than ninety days past due. Nonperforming loans are not automatically placed on non-accrual status. For a discussion of when loans are placed on non-accrual status, see "Accrual of interest income" above.
     Unfunded commitments. Unfunded commitments are recorded in the financial statements when they are funded or when related fees are incurred or received.
     Derivative Instruments. The Company has adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by FAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133", and FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These statements require the Company to designate all derivative instruments as either fair value hedges or cash flow hedges and to record the hedge on the balance sheet at its fair market value. The net gain/loss on instruments classified as cash flow hedges are reported as changes in other comprehensive income. The net gain/loss on instruments classified as fair value hedges are reported as increases/decreases in current year earnings. All derivatives are marked to market on the balance sheet.
     Fair Value of Financial Instruments. Financial Accounting Standards Board Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company (See Note 20).


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


ITEM 4.  CONTROLS AND PROCEDURES

Based on an evaluation performed by the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

Based on an evaluation performed by the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, there were no changes in the Company's internal controls over financial reporting identified in such evaluation that occurred during the quarter ended June 30, 2003, that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

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

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 8, 2003, the annual meeting of shareholders was held. At the meeting Salvatore L. Bando and David A. Geraldson were elected by the holders of Preferred Stock, voting as a separate class, to serve as Directors of the Company until the next annual meeting of the shareholders. Peter A. Fischer and George R. Schonath were elected by the holders of the Preferred Stock and the Common Stock, voting together, to serve as Directors of the Company until the next annual meeting of shareholders. The Common Stock and Preferred Stock shareholders ratified the appointment of Virchow Krause & Company, LLP as the Company's independent public accountants for the year ending December 31, 2003, and voted to approve the 2003 Company Stock Option Plan at the meeting.

          There were 3,727,589 issued and outstanding shares of Common Stock and 674,191 issued and outstanding shares of Preferred Stock at the time of the annual meeting. The voting on each item presented at the annual meeting was as follows:

                                                              For       Withheld
          Election of Directors                            ---------    --------
             Preferred Stock votes:
             Salvatore L. Bando                              616,857     10,810
             David A. Geraldson                              617,637     10,030

             Preferred and Common Stock votes:
             Peter A. Fischer                              3,912,216     63,817
             George R. Schonath                            3,881,856     94,177


                                          For      Against   Abstain     Total
                                       ---------   -------   -------   ---------
          Ratification of
           Accountants                 3,914,402    29,237    32,394   3,976,033


                              For      Against   Abstain   Non-Votes     Total
          2003 Company     ---------   -------   -------   ---------   ---------
           Stock Option
           Plan            1,869,401   437,672    68,460   1,600,500   3,976,033


Item 5.   OTHER INFORMATION

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

          The Exhibits to this Quarterly Report on Form 10-Q are identified on the Exhibit Index hereto.

     (b)  Reports on Form 8-K

          A report on Form 8-K was filed on May 12, 2003, under Item 12, which reported the Company's financial results for the quarterly period ended on March 31, 2003.

          A report on Form 8-K was filed on June 2, 2003, under Item 5, which reported the Company's subsidiary, Lee Middleton Original Dolls, Inc. has reduced the prices for all of its Artist Studio Collection dolls.

          A report on Form 8-K was filed on June 11, 2003, under Item 5, which reported the Company will adjust the interest rate on its adjustable rate cumulative preferred stock to 5.37%.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                        THE MIDDLETON DOLL COMPANY
                                        (Registrant)


Date:  August 14, 2003                  /s/ George R. Schonath
                                        --------------------------------------
                                        George R. Schonath
                                        President and Chief Executive Officer


Date:  August 14, 2003                  /s/ Susan J. Hauke
                                        --------------------------------------
                                        Susan J. Hauke
                                        Vice President Finance and Chief
                                         Financial Officer

                   THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                  EXHIBIT INDEX


Exhibit
Number                               Exhibit
-------                              -------


    4.1 Seventh Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and US Bank National Association (formerly Firstar Bank, N.A.) dated June 27, 2003.

   11          Statement Regarding Computation of Per Share Earnings

   31.1        Certification of Chief Executive Officer

   31.2        Certification of Chief Financial Officer

   32.1 Written Statement of the President and Chief Executive Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.

   32.2 Written Statement of the Chief Financial Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.