Form 10-Q
period 2003-09-30
MIDDLETON DOLL CO
filed 2003-11-14
CIK 723209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

or

[_]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission file number: 0-22663

THE MIDDLETON DOLL COMPANY
(Exact name of registrant as specified in its charter)

Wisconsin	39-1364345
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
W239 N1700 Busse Road
Waukesha, Wisconsin	53188-1160
(Address of principal executive offices)	(Zip Code)

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

Yes ___   No  X

On November 13, 2003, there were 3,727,589 shares outstanding of the Registrant’s common stock, 6-2/3 cents par value.

THE MIDDLETON DOLL COMPANY
FORM 10-Q INDEX

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2003 (Unaudited)	December 31, 2002
ASSETS
Consumer Products
Cash	$174,326	$500,815
Accounts receivable, net of allowance of
$459,066 and $332,386 as of September 30, 2003
and December 31, 2002, respectively	2,167,161	3,233,376
Inventory	5,850,913	6,206,737
Prepaid inventory	346,445	142,512
Prepaid corporate taxes	--	677,295
Other prepaid expenses	360,158	327,977

Total current assets	8,899,003	11,088,712
Property and equipment, net of accumulated
depreciation of $3,434,215 and $2,788,953 as of
September 30, 2003 and December 31, 2002, respectively	3,830,811	3,995,514
Deferred income taxes	2,564,557	1,316,526
Licensing agreement, net of accumulated
amortization of $2,500,000 and $2,333,334
as of September 30, 2003 and December 31, 2002,
respectively	--	166,666
Goodwill	506,145	506,145

Total Consumer Products Assets	15,800,516	17,073,563

Financial Services
Cash	598,458	433,847
Interest receivable	255,781	268,091
Rent receivable, net of allowance of $150,000
as of September 30, 2003 and December 31, 2002	276,010	250,487
Loans	57,655,960	73,600,884
Leased properties:
Buildings, net of accumulated depreciation of
$2,618,308 and $2,294,053 as of September 30,
2003 and December 31, 2002, respectively	28,524,452	27,323,798
Land	4,332,730	4,270,872
Construction in progress	--	780,143

Total leased properties	32,857,182	32,374,813
Property and equipment, net of accumulated
depreciation of $725,713 and $678,128 as of
September 30, 2003 and December 31, 2002, respectively	25,819	73,404
Investment in swap contracts at fair value	--	512,316
Other assets	886,098	951,260

Total Financial Services Assets	92,555,308	108,465,102

Total Assets	$108,355,824	$125,538,665

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	September 30, 2003 (Unaudited)	December 31, 2002
LIABILITIES, MINORITY INTEREST,
PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Consumer Products
Short-term borrowings	$--	$1,242,000
Accounts payable	929,083	1,019,546
Accrued salaries	238,980	250,611
Accrued liabilities	465,000	494,784

Total Consumer Products Liabilities	1,633,063	3,006,941

Financial Services
Commercial paper	22,777,946	51,272,618
Lines of credit	33,100,000	3,480,000
Direct pay letter of credit obligation	4,340,000	7,305,000
State of Wisconsin Investment Board notes payble	8,666,667	9,666,667
Loan participations with repurchase options	6,497,109	17,184,176
Other borrowings	1,436,024	1,441,042
Accrued liabilities	1,130,654	1,657,322

Total Financial Services Liabilities	77,948,400	92,006,825

Minority Interest and Preferred Stock
Minority interest in subsidiaries	31,822	51,641
Redeemable Preferred stock, 1 cent par value,
3,000,000 shares authorized, 690,000 shares issued	17,250,000	17,250,000
Redeemable Preferred Treasury stock 15,809 shares, at cost	(395,225)	(395,225)
Shareholders' Equity
Common stock, 6 2/3 cents par value,
15,000,000 shares authorized, 4,401,599 shares issued	293,441	293,441
Additional paid-in capital	16,604,744	16,604,744
Retained earnings	1,715,501	2,933,904
Treasury stock, 674,010 shares, at cost	(6,725,922)	(6,725,922)
Accumulated other comprehensive income	--	512,316

Total Shareholders' Equity	11,887,764	13,618,483

Total Liabilities, Minority Interest,
Preferred Stock and Shareholders' Equity	$108,355,824	$125,538,665

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Consumer Products
Net sales	$4,369,513	$5,335,018	$11,588,324	$15,851,315
Cost of goods sold	3,191,680	3,250,288	7,732,486	9,338,510

Gross profit	1,177,833	2,084,730	3,855,838	6,512,805
Operating expenses
Sales and marketing	694,344	956,292	2,273,488	3,043,444
New product development	168,780	194,777	548,826	628,827
General and administrative	984,157	1,209,518	3,201,284	3,231,604

Total operating expenses	1,847,281	2,360,587	6,023,598	6,903,875
Net operating loss	(669,448)	(275,857)	(2,167,760)	(391,070)
Other income (expense)
Interest expense	(700)	(41,737)	(4,596)	(125,850)
Other income, net	5	4,550	14,683	27,409

Net other income (expense)	(695)	(37,187)	10,087	(98,441)
Loss before income taxes, minority interest
and intercompany charges	(670,143)	(313,044)	(2,157,673)	(489,511)
Income tax benefit	268,057	125,217	863,069	195,804
Minority interest in loss (earnings)
of subsidiaries	6,362	2,603	19,819	(72,329)

Loss Before Intercompany
Charges - Consumer Products	(395,724)	(185,224)	(1,274,785)	(366,036)

Financial Services
Revenues
Interest on loans	770,949	1,143,667	2,578,917	3,803,063
Rental income	840,339	838,629	2,501,233	2,776,949
Gain on sale of leased properties	215,397	--	518,967	1,036,248
Gain on termination of interest rate swaps	--	747,000	484,304	747,000
Other income	35,606	20,752	125,864	178,513

Total revenues	1,862,291	2,750,048	6,209,285	8,541,773

Expenses
Interest expense	667,547	920,525	2,238,345	2,924,174
Depreciation expense	195,970	199,328	582,974	627,279
Management fee expense	236,257	248,214	720,723	759,493
Other operating expenses	249,420	248,951	661,505	647,288

Total expenses	1,349,194	1,617,018	4,203,547	4,958,234

Income before income taxes and
intercompany revenue	513,097	1,133,030	2,005,738	3,583,539
Income tax (expense) benefit	(76,196)	11,985	(183,695)	(352,791)

Income Before Intercompany Revenue
- Financial Services	$436,901	$1,145,015	$1,822,043	$3,230,748

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (Continued)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Total Company
Income (loss) before income taxes,
minority interest and intercompany activity
Consumer products	$(670,143)	$(313,044)	$(2,157,673)	$(489,511)
Financial services	513,097	1,133,030	2,005,738	3,583,539

Total company	(157,046)	819,986	(151,935)	3,094,028
Income tax benefit	298,337	293,200	977,122	128,462
Minority interest in loss (earnings) of
subsidiaries	6,362	2,603	19,819	(72,329)

Net income	147,653	1,115,789	845,006	3,150,161
Preferred stock dividends	(226,276)	(359,428)	(945,132)	(1,078,284)

Net (loss) income available to
common shareholders	$(78,623)	$756,361	$(100,126)	$2,071,877

Basic Earnings (Loss) Per Common Share	$(0.02)	$0.20	$(0.03)	$0.56

Diluted Earnings (Loss) Per Common Share	$(0.02)	$0.20	$(0.03)	$0.56

Weighted average shares
outstanding (diluted)	3,743,389	3,727,589	3,734,733	3,727,589

Segment Reconciliation
Consumer Products
Loss before intercompany charges	$(395,724)	$(185,224)	$(1,274,785)	$(366,036)
Interest/rental expense to parent	(221,394)	(130,358)	(659,160)	(431,449)
Management fees to parent	(124,599)	(106,917)	(342,000)	(324,760)
Applicable income tax benefit related to
intercompany charges and other items	106,476	155,998	297,748	285,449

Total segment net loss	(635,241)	(266,501)	(1,978,197)	(836,796)
Financial Services
Income before intercompany revenue	436,901	1,145,015	1,822,043	3,230,748
Interest/rental income from subsidiary	221,394	130,358	659,160	431,449
Management fees from subsidiary	124,599	106,917	342,000	324,760

Total segment net income	782,894	1,382,290	2,823,203	3,986,957
Net Income	$147,653	$1,115,789	$845,006	$3,150,161

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Treasury Stock	Accumulated Other Comprehensive Income	Total
BALANCES,
December 31, 2001	$293,441	$16,604,744	$2,170,816	$(6,725,922)	$1,704,170	$14,047,249

Comprehensive income
Net income nine months
ended September 30, 2002	--	--	3,150,161	--	--	3,150,161
Change in fair market
value of interest rate
swap agreement	--	--	--	--	(1,057,679)	(1,057,679)

Total Comprehensive
Income	2,092,482

Cash dividends on
preferred stock	--	--	(1,078,284)	--	--	(1,078,284)
Cash dividends on
common stock	--	--	(1,829,946)	--	--	(1,829,946)

BALANCES,
September 30, 2002	$293,441	$16,604,744	$2,412,747	$(6,725,922)	$646,491	$13,231,501

BALANCES,
December 31, 2002	$293,441	$16,604,744	$2,933,904	$(6,725,922)	$512,316	$13,618,483

Comprehensive income
Net income nine months
ended September 30, 2003	--	--	845,006	--	--	845,006
Change in fair market
value of interest rate
swap agreement	--	--	--	--	(512,316)	(512,316)

Total Comprehensive
Income	332,690

Cash dividends on
preferred stock	--	--	(945,132)	--	--	(945,132)
Cash dividends on
common stock	--	--	(1,118,277)	--	--	(1,118,277)

BALANCES,
September 30, 2003	$293,441	$16,604,744	$1,715,501	$(6,725,922)	$--	$11,887,764

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2003		For the Nine Months Ended September 30, 2002
	Consumer Products	Financial Services	Consumer Products	Financial Services
Cash Flows from Operating Activities:
Segment income (loss)	$(1,978,197)	$2,823,203	$(836,796)	$3,986,957
Adjustments to reconcile segment net income (loss)
to net cash flows from operating activities
Depreciation and amortization	811,928	582,974	973,350	627,279
Provision for losses on accounts receivable	126,680	--	100,109	--
Provision for inventory reserve	74,963	--	(230,501)	--
Change in appreciation on investments	--	(14,249)	--	16,384
Gain on sale of leased properties	--	(518,967)	--	(1,036,248)
Change in minority interest in subsidiaries	(19,819)	--	(189,810)	--
Net change in:
Accounts receivable	939,535	--	1,046,411	--
Inventory	280,861	--	(21,714)	--
Interest receivable	--	12,310	--	88,592
Rent receivable	--	(25,523)	--	(105,400)
Other assets	(806,850)	79,411	(136,825)	320,804
Accounts payable	(90,463)	--	153,387	--
Other liabilities	(41,415)	(526,668)	(286,958)	(38,904)

Net Cash Flows from Operating Activities	(702,777)	2,412,491	570,653	3,859,464

Cash Flows from Investing Activities:
Net loan repayments received	--	15,944,924	621,968	21,962,968
Proceeds from sale of leased properties	--	2,821,760	--	3,338,030
Purchase or construction of leased property	--	(3,320,551)	--	(871,107)
Capital expenditures	(480,559)	--	(609,239)	--

Net Cash Flows from Investing Activities	(480,559)	15,446,133	12,729	24,429,891

Cash Flows from Financing Activities:
Net change in short term borrowings	(1,242,000)	--	(558,000)	--
Net change in commercial paper	--	(28,494,672)	--	(3,152,077)
Net change in lines of credit	--	29,620,000	--	(5,020,000)
Net payments on letter of credit	--	(2,965,000)	--	(360,000)
Repayment of SWIB notes	--	(1,000,000)	--	(1,000,000)
Repayment of loan participations with
repurchase options	--	(10,687,067)	--	(13,076,335)
Net change in other notes payable	--	(5,018)	(2,759)	(4,648)
Preferred stock dividends paid	--	(945,132)	--	(1,078,284)
Common stock dividends paid	--	(1,118,277)	--	(1,829,946)
Net intercompany transactions	2,098,847	(2,098,847)	(355,277)	355,277

Net Cash Flows from Financing Activities	856,847	(17,694,013)	(916,036)	(25,166,013)

Net change in cash and cash equivalents	(326,489)	164,611	(332,654)	3,123,342
Cash and equivalents beginning of period	500,815	433,847	681,267	229,506

Cash and equivalents end of period	$174,326	$598,458	$348,613	$3,352,848

Supplemental Cash Flow Disclosures
Cash paid for interest	$4,596	$2,361,346	$125,850	$2,279,248

Cash (received) paid for income taxes	$(599,026)	$418,158	$(653,907)	$52,985

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF BUSINESS

The consolidated financial statements of The Middleton Doll Company (the “Company”) include two segments of business: financial services and consumer products. The consolidated financial statements as of and for the periods presented include the accounts of the Company and Bando McGlocklin Small Business Lending Corporation (“BMSBLC”) as financial services companies and Lee Middleton Original Dolls, Inc. (“LMOD”), and License Products, Inc. (“LPI”) as consumer product companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of September 30, 2003 and December 31, 2002 and the results of operations for the three and nine months ended September 30, 2003 and 2002 and statement of changes in shareholders’ equity and cash flows for the nine months ended September 30, 2003 and 2002 have been made. Such adjustments consisted only of normal recurring items. Operating results for the periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s 2002 Annual Report on Form 10-K. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The balance sheet for consumer products is classified due to its normal business cycle being less than twelve months. Financial services’ balance sheet is not classified as its normal business cycle is greater than twelve months.

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

NOTE 3. INVENTORY

Inventories of LMOD and LPI are valued at the lower of cost or market and utilize the first-in, first-out (FIFO) method to determine cost. The components of inventory are as follows:

	September 30, 2003	December 31, 2002
Raw materials	$1,508,953	$2,317,792
Work in process	102,744	100,118
Finished goods	4,364,815	3,885,584

	5,976,512	6,303,494
Less: reserve for obsolete inventory	(125,599)	(96,757)

	$5,850,913	$6,206,737

NOTE 4. INCOME TAXES

The Company and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, the REIT is not subject to income tax on taxable income that is distributed to shareholders. However, the REIT may retain capital gains from the sale of real estate and pay income tax on that gain. Currently, the REIT has accrued $183,695 in income tax expense based on the sale of leased property. The income tax benefit recorded by the Company that is attributable to the Consumers Product segment is calculated in the determination of net income before the elimination of intercompany expenses.

NOTE 5. EARNINGS PER SHARE

See Exhibit 11 for the computation of the net income per common share.

NOTE 6. COMMITMENTS

Undisbursed construction and loan commitments totaled $2.11 million at September 30, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Amounts presented as of September 30, 2003 and December 31, 2002, and for the three and nine month periods ended September 30, 2003 and September 30, 2002 include the consolidation of two segments. The financial services segment includes The Middleton Doll Company (the “Company”) and Bando McGlocklin Small Business Lending Corporation (“BMSBLC”), a 100% owned subsidiary of the Company. The consumer products segment includes Lee Middleton Original Dolls, Inc. (“LMOD”), a 99% owned subsidiary of the Company, and License Products, Inc. (“LPI”), a 100% owned subsidiary of LMOD.

Results of Operations

For the three months ended September 30, 2003 and September 30, 2002

The Company’s total net (loss) income available for common shareholders for the quarter ended September 30, 2003, was ($0.08) million or ($0.02) per share (diluted) as compared to $0.76 million or $0.20 per share (diluted) for the quarter ended September 30, 2002, an 111% decrease. The consumer products segment incurred a net loss before intercompany charges of ($0.40) million due to lower sales as a result of the soft economy, pricing pressure from collectible dolls produced in China and lower margins due to price reductions. The financial services segment’s net income before intercompany revenue decreased $0.71 million due to a decrease in interest income from loans, and, in the third quarter of 2002, the financial services segment reported income of $0.75 million as a result of terminating certain interest rate swaps.

Consumer Products

After income taxes and minority interest and before intercompany charges, the consumer products segment had a net loss of ($0.40) million for the quarter ended September 30, 2003, compared to a net loss of ($0.19) million for the quarter ended September 30, 2002. After giving effect to interest, rental and management fees paid to the Company, the consumer products segment’s net loss was ($0.64) million for the three months ended September 30, 2003, as compared to a net loss of ($0.27) million for the three months ended September 30, 2002.

Net sales from consumer products for the quarter ended September 30, 2003, decreased 18% to $4.37 million from $5.34 million in the corresponding prior year period. This was due to decreased sales of $0.92 million at LMOD and decreased sales of $0.05 million at LPI. LMOD’s decrease in sales resulted from the soft economy and pricing pressure from collectible dolls produced in China. Sales of artist-designed collectible dolls were down $0.40 million and sales of play-dolls were down $0.20 million when comparing the two periods. Sales of the artist-designed collectible dolls have been affected by foreign produced dolls which have been selling at a substantial discount from LMOD’s dolls. In June, 2003, LMOD lowered prices on its line of artist-designed collectible dolls to stimulate sales, resulting in a 29% increase in unit sales in the third quarter compared to the same period in 2002. Sales rebates and price reductions accounted for the remaining $0.32 reduction in sales. Legal action is continuing in order to prevent the sale of certain dolls manufactured in China which the Company believes are infringing on LMOD’s copyrights. A preliminary injunction has been issued to halt sales of one allegedly infringing doll and a permanent injunction has been obtained to halt the sales of another. In a third case, a settlement was reached which will eliminate an allegedly infringing doll from the marketplace.

The Company is continuing to focus its efforts on reemphasizing the name recognition and high product quality of LMOD in the collectible doll market by developing new products for the artist studio collection line of dolls. The emphasis on marketing through the traditional independent doll dealers is being accompanied during this transition period by de-emphasizing the focus on play-dolls in the competitive mass merchandise market. In addition, the Company is pursuing a limited expansion of its “Newborn Nursery Adoption Centers” that go beyond selling dolls to evoke an emotional experience as children “adopt” their new baby doll.

Cost of goods sold decreased 2% to $3.19 million for the quarter ended September 30, 2003 compared to $3.25 million for the prior year’s quarter. LMOD’s cost of sales decreased to $2.26 million from $2.31 million while LPI’s cost of sales decreased to $0.93 million from $0.94 million. Total gross profit margin decreased to 27% from 39% in the prior year. LMOD’s gross profit margin decreased to 24% from 40% and LPI’s decreased to 33% from 35%. The decrease in the gross profit margin at LMOD was mainly due to price reductions and sales rebates on the line of artist-designed collectible dolls.

Total operating expenses of consumer products for the quarter ended September 30, 2003 were $1.85 million compared to $2.36 million for the quarter ended September 30, 2002, a 22% decrease. LMOD’s total operating expenses decreased $0.48 million, with sales and marketing expense decreasing $0.24 million and product development expense decreasing $0.03 million. Sales and marketing expense reduction at LMOD was accomplished by staff reductions, and by decreasing advertising, catalog printing, and packaging costs. Due to decreased sales, cost reductions in commission, freight and merchant fees also contributed to the reduction in expenses. General and administrative expenses decreased $0.21 million at LMOD due to a decrease in amortization costs related to a licensing agreement of $0.13 million and due to reductions in warehousing and other expenses. LPI’s total operating expenses decreased $0.03 million primarily due to a decrease in sales and marketing expense.

Other expenses, net, decreased $0.04 million due to a decrease in interest expense. The decrease in interest expense was the result of LMOD paying off a line of credit with InvestorsBank. The debt was replaced with intercompany loans from the Company to LMOD and from SBLC to LPI. Consumer products recorded an income tax benefit of $0.37 million for the quarter ended September 30, 2003 as compared to $0.28 million for the quarter ended September 30, 2002. Income tax benefit for the third quarter of 2003 is composed of tax benefit on net loss before intercompany charges of $0.27 million and the tax benefit attributable to intercompany charges and other miscellaneous items of $0.10 million. Intercompany charges were $0.35 million for the quarter ended September 30, 2003 and $0.24 million for the quarter ended September 30, 2002. Intercompany expenses increased due to intercompany loans, resulting in an increase in intercompany interest expense.

Financial Services

After income taxes and before intercompany revenues, the financial services segment had net income of $0.44 million for the quarter ended September 30, 2003 compared to $1.15 million for the quarter ended September 30, 2002, a 62% decrease. In the third quarter of 2003, the sale of a leased property, net of related taxes, resulted in income of $0.14 million. In the third quarter of 2002, the termination of interest rate swaps resulted in income of $0.75 million. The remaining decrease of $0.10 million resulted primarily from a decrease in interest income from loans. If interest, rental and management fees from the consumer products segment were included in the financial services segment net income, the net income for the quarter ended September 30, 2003 would have been $0.78 million and for the quarter ended September 30, 2002 net income would have been $1.38 million.

The net interest margin for the quarter ended September 30, 2003 was 4.07% compared to 3.60% for the quarter ended September 30, 2002. Net interest margin is determined by dividing the total of interest income on loans and rental income less interest expense by the total of average loans and leased properties. During the third quarter of 2003 rental income exceeded interest income from loans. In the third quarter of 2003, average loans outstanding (net of intercompany loans) of $59.32 million generated $0.77 million in interest income and average leased properties (net of intercompany properties) of $32.35 million generated $0.84 million in rental income. The average return on rental properties was approximately 10% while the average return on loans was approximately 5%. As the loan portfolio decreased, rental income constituted a larger percentage of the net interest income causing the net interest margin to rise. During the third quarter of 2002, average loans outstanding (net of intercompany loans) of $85.59 million generated $1.14 million in interest income and average leased properties (net of intercompany properties) of $32.40 million generated $0.84 million in rental income.

Total revenues were $1.86 million for the quarter ended September 30, 2003 and $2.75 million for the quarter ended September 30, 2002. Interest on loans decreased 32% to $0.77 million for the quarter ended September 30, 2003 from $1.14 million for the comparative quarter. The decrease in interest income from loans was due to a $26.27 million decrease in the average total loans outstanding when comparing the three months of September, 2003 to September, 2002. In the present competitive interest rate environment, the Company has a lending disadvantage due to its higher cost of funds than other institutions, such as banks. From September, 2002, to the present, competitive pressures resulted in the loss of $11.03 million in loans and the recent difficult economy resulted in $7.45 million of loans being paid off due to business closings with the remaining decrease in loans due to normal principal reductions. The Company’s management agreement with InvestorsBank prevents it from making new loans to other than existing customers without the prior consent of InvestorsBank. During the third quarter of 2003, $5.10 million of new loans were added to the loan portfolio, mainly from loan participations with InvestorsBank.

Rental income for the quarters ended September 30, 2003 and 2002 was $0.84 million. At September 30, 2003, the Company owned 23 properties with a net book value of $32.86 million. During the third quarter of 2003 one leased property was sold resulting in a gain of $0.14 million (net of income taxes). Two vacant rental properties with a net book value of $3.33 million were available for lease at September 30, 2003 and one rental property with a net book value of $1.67 million was on non-accrual status at September 30, 2003.

Other income for the three months ended September 30, 2003 included $0.02 million in loan prepayment penalties and $0.01 million of miscellaneous income. For the three months ended September 30, 2002, other income included $0.02 million of miscellaneous income.

Interest expense decreased 27% to $0.67 million for the quarter ended September 30, 2003 as compared to $0.92 million for the quarter ended September 30, 2002, primarily due to a decrease in the outstanding average debt balance and due to lower interest rates. The average debt balance decreased $19.36 million when comparing the third quarters of 2003 and 2002 as a result of the decrease in loans as explained above. The Company’s cost of funds also decreased approximately 70 basis points between the two periods. The Company’s cost of funds is based primarily on variable interest rates which were lower in the third quarter of 2003 when compared to the third quarter of 2002. The average prime rate was 4.25% in the third quarter of 2003 and 4.75% in the third quarter of 2002. Additionally, the Company was able to reduce certain higher fixed rate debt with the proceeds from some loan payoffs.

Depreciation expense of $0.20 million remained the same for the third quarters of 2003 and 2002. Management fees decreased $0.01 million during the third quarter of 2003 as compared to the third quarter of 2002 due to the decrease in loans under management. Other operating expenses of $0.25 million remained the same for the third quarters of 2003 and 2002.

The Company and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders. However, the REIT may retain capital gains from the sale of real estate and pay income tax on that gain. During the third quarter of 2003, the REIT accrued $0.08 million in income tax expense based on the sale of a leased property.

For the nine months ended September 30, 2003 and September 30, 2002

The Company’s total net (loss) income available for common shareholders for the nine months ended September 30, 2003 was ($0.10) million or ($0.03) per share (diluted) as compared to net income of $2.07 million or $0.56 per share (diluted) for the nine months ended September 30, 2002, a 105% decrease. The consumer products segment incurred a net loss before intercompany charges of ($1.27) million due to lower sales as a result of the soft economy, pricing pressure from collectible dolls produced in China and lower margins due to price reductions. The financial services segment’s net income before intercompany revenue decreased $1.40 million due to a decrease in interest income from loans, a reduction of $0.52 million in gains on the sale of leased properties and a reduction of $0.26 million in gains as a result of terminating interest rate swaps.

Consumer Products

After income taxes and minority interest and before intercompany charges, the consumer products segment had a net loss of ($1.27) million for the nine months ended September 30, 2003 compared to a net loss of ($0.37) million for the nine months ended September 30, 2002. After giving effect to interest, rental and management fees paid to the Company, the consumer products segment’s net loss was ($1.98) million for the nine months ended September 30, 2003, as compared to a net loss of ($0.84) million for the nine months ended September 30, 2002.

Net sales from consumer products for the nine months ended September 30, 2003 decreased 27% to $11.59 million from $15.85 million in the corresponding prior year period due to decreased sales of $4.26 million at LMOD. LMOD’s decrease in sales resulted from the soft economy and pricing pressure from collectible dolls produced in China. Sales of artist-designed collectible dolls were down $2.79 million and sales of play-dolls were down $1.47 million when comparing the two periods. Sales of the artist-designed collectible dolls have been affected by foreign produced dolls which have been selling at a substantial discount from LMOD’s dolls. For the nine months ended September 30, 2003, unit sales of artist-designed collectible dolls decreased 21% over the same period in 2002. In order to stimulate sales, LMOD lowered prices on its line of artist-designed collectible dolls in June, 2003. In the four months since the price reduction, unit sales have increased 36% over the same period in 2002. Legal action is continuing in order to prevent the sale of certain dolls manufactured in China which the Company believes are infringing on LMOD’s copyrights. A preliminary injunction has been issued to halt sales of one allegedly infringing doll and a permanent injunction has been obtained to halt the sales of another. In a third case, a settlement was reached which will eliminate an allegedly infringing doll from the marketplace.

The Company is continuing to focus its efforts on reemphasizing the name recognition and high product quality of LMOD in the collectible doll market by developing new products for the artist studio collection line of dolls. The emphasis on marketing through the traditional independent doll dealers is being accompanied during this transition period by de-emphasizing the focus on play-dolls in the competitive mass merchandise market. In addition, the Company is pursuing a limited expansion of its “Newborn Nursery Adoption Centers” that go beyond selling dolls to evoke an emotional experience as children “adopt” their new baby doll.

Cost of goods sold decreased 17% to $7.73 million for the nine months ended September 30, 2003 compared to $9.34 million for the prior year’s nine month period. LMOD’s cost of sales decreased to $5.31 million from $6.75 million while LPI’s cost of sales decreased to $2.42 million from $2.59 million. Total gross profit margin decreased to 33%, from 41% in the prior year. LMOD’s gross profit margin decreased to 31% from 43% mainly due to sales rebates and the price reduction on the line of artist-designed collectible dolls. LMOD’s margin was also negatively impacted by liquidation of slow-moving inventory in prior quarters. LPI’s gross profit margin increased to 38% from 34% primarily due to a change in product mix.

Total operating expenses of consumer products for the nine months ended September 30, 2003 were $6.02 million compared to $6.90 million for the nine months ended September 30, 2002, a 13% decrease. LMOD’s total operating expenses decreased $0.86 million, with sales and marketing expense decreasing $0.73 million and product development expense decreasing $0.07 million. Sales and marketing expense reduction at LMOD was accomplished by staff reductions, and by decreasing advertising, catalog printing, and packaging costs. Due to decreased sales, cost reductions in commission, freight and merchant fees also contributed to the reduction in expenses. General and administrative expenses decreased $0.06 million at LMOD due to a decrease in amortization costs related to a licensing agreement of $0.21 million and due to a reduction of $0.15 in warehouse expenses. This was offset by increases in depreciation and restructuring expenses as well as salary expense due to a new CEO. LPI’s total operating expenses decreased $0.02 million primarily due to a decrease in sales and marketing expense.

LMOD is continuing to evaluate all of its operations in order to identify additional ways to reduce operating expenses and increase efficiency. LMOD’s manufacturing facility in Belpre, Ohio, was closed for five weeks beginning March 24, 2003, in order to reduce inventory levels. On April 28, 2003, 28 of the 48 employees at that facility were recalled to work.

Other expenses, net, decreased $0.11 million due to a decrease in interest expense. The decrease in interest expense was the result of LMOD paying off a line of credit with InvestorsBank. The debt was replaced with intercompany loans from the Company to LMOD and from SBLC to LPI. Consumer products recorded an income tax benefit of $1.16 million for the nine months ended September 30, 2003 as compared to $0.48 million for the nine months ended September 30, 2002. Income tax benefit for the first nine months of 2003 is composed of tax benefit on net loss before intercompany charges of $0.86 million and the tax benefit attributable to intercompany charges and other miscellaneous items of $0.30 million. Intercompany charges were $1.00 million for the nine months ended September 30, 2003 and $0.76 million for the nine months ended September 30, 2002. Intercompany expenses increased due to intercompany loans resulting in an increase in intercompany interest expense.

Financial Services

After income taxes and before intercompany revenues, the financial services segment had net income of $1.82 million for the nine months ended September 30, 2003 compared to $3.23 million for the nine months ended September 30, 2002, a 44% decrease. In 2003, the sale of two leased properties, net of related taxes, resulted in income of $0.34 million and a gain of $0.48 million resulted from the termination of interest rate swaps. In 2002, the sale of two leased properties, net of related taxes, resulted in income of $0.68 million and a gain of $0.75 million resulted from the termination of interest rate swaps. The remaining decrease of $0.80 million resulted primarily from a decrease in interest income from loans. If interest, rental and management fees from the consumer products segment were included in the financial services segment net income, the net income for the nine months ended September 30, 2003 would have been $2.82 million and for the nine months ended September 30, 2002 net income would have been $3.99 million.

The net interest margin for the nine months ended September 30, 2003 was 3.91% compared to 3.77% for the nine months ended September 30, 2002. Net interest margin is determined by dividing the total of interest income on loans and rental income less interest expense by the total of average loans and leased properties. In the first nine months of 2003, average loans outstanding (net of intercompany loans) of $65.41 million generated $2.58 million in interest income and average leased properties (net of intercompany properties) of $30.49 million generated $2.50 million in rental income. The average return on rental properties was approximately 11% while the average return on loans was approximately 5%. As the loan portfolio decreased, rental income constituted a larger percentage of the net interest income causing the net interest margin to rise. During the first nine months of 2002, average loans outstanding (net of intercompany loans) of $94.10 million generated $3.80 million in interest income and average leased properties (net of intercompany properties) of $33.72 million generated $2.78 million in rental income.

Total revenues were $6.21 million for the nine months ended September 30, 2003 and $8.54 million for the nine months ended September 30, 2002. Interest on loans decreased 32% to $2.58 million for the nine months ended September 30, 2003 from $3.80 million for the comparative period. The decrease in interest income from loans was due to a $28.69 million decrease in the average total loans outstanding when comparing the first nine months of September, 2003 to September, 2002. In the present competitive interest rate environment, the Company has a lending disadvantage due to its higher cost of funds than other institutions, such as banks. From September, 2002, to the present, competitive pressures resulted in the loss of $11.03 million in loans and the recent difficult economy resulted in $7.45 million of loans being paid off due to business closings with the remaining decrease in loans due to normal principal reductions. The Company’s management agreement with InvestorsBank prevents it from making new loans to other than existing customers without the prior consent of InvestorsBank. During the first nine months of 2003, $5.10 million of new loans were added to the loan portfolio, mainly from loan participations with InvestorsBank.

Rental income for the nine months ended September 30, 2003, was $2.50 million as compared to $2.78 million for the nine months ended September 30, 2002, a decrease of $0.28 million. Rental income decreased $0.40 million due to the sale of two leased properties during 2002 and one leased property during 2003. One property under construction at December 31, 2002, was completed for $2.51 million and was placed in service in May, 2003, resulting in $0.10 million in new rental income for 2003. The additional increase of $0.02 million was due to scheduled rent increases. At September 30, 2003, the Company owned 23 properties with a net book value of $32.86 million. During the first nine months of 2003 two leased properties were sold resulting in a gain of $0.34 million (net of income taxes). Two vacant rental properties with a net book value of $3.33 million were available for lease at September 30, 2003 and one rental property with a net book value of $1.67 million was on non-accrual status at September 30, 2003.

Other income for the nine months ended September 30, 2003 included $0.07 million in loan prepayment penalties, $0.02 million in late payment fees and $0.04 million of miscellaneous income. For the nine months ended September 30, 2002, other income included $0.11 million in loan prepayment penalties and $0.07 million of miscellaneous income.

Interest expense decreased 23% to $2.24 million for the nine months ended September 30, 2003 as compared to $2.92 million for the nine months ended September 30, 2002 primarily due to a decrease in the outstanding average debt balance and due to lower interest rates. The average debt balance decreased $23.24 million when comparing the first nine months of 2003 and 2002 as a result of the decrease in loans as explained above. The Company’s cost of funds also decreased approximately 50 basis points between the two periods. The Company’s cost of funds is based primarily on variable interest rates which were lower in the first nine months of 2003 when compared to the first nine months of 2002. The average prime rate was 4.16% during the first nine months of 2003 and was 4.75% during the first nine months of 2002. Additionally, the Company was able to reduce certain higher fixed rate debt with the proceeds from some loan payoffs. The first nine months of 2002 also includes a reduction in interest expense due to $0.43 million of swap income which did not reoccur in 2003 due to swap terminations.

During the first nine months of 2003, depreciation expense decreased $0.04 million when compared to 2002. Management fees decreased $0.04 million for the same period due to the decrease in loans under management. Other operating expenses increased $0.01 million due to increased expenses involving the leased property portfolio.

The Company and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders. However, the REIT may retain capital gains from the sale of real estate and pay income tax on that gain. Currently, the REIT has accrued $0.18 million in income tax expense based on the sale of leased properties.

Financial Condition

Consumer Products

Total assets of consumer products were $15.80 million as of September 30, 2003 and $17.07 million as of December 31, 2002, a 7% decrease.

Cash decreased to $0.17 million at September 30, 2003 from $0.50 million at December 31, 2002.

Accounts receivable, net of the allowance, decreased to $2.17 million at September 30, 2003 from $3.23 million at December 31, 2002. A decrease of $0.15 million is attributable to LMOD due to its decrease in sales, and a decrease of $0.91 million is attributable to LPI due to normal account balance reduction after the year-end selling season. At September 30, 2003, LMOD had an outstanding receivable of $157,000 from FAO, Inc. Effective through the date of this filing, the receivable was $277,000 and FAO, Inc. had given notice of default to its lenders and will not discuss any future payment terms until January, 2004 At this time it is unclear as to when or if LMOD will be able to collect this receivable.

Inventory was $5.85 million at September 30, 2003 compared to $6.21 million at December 31, 2002. LMOD’s inventory decreased $0.14 million and LPI’s inventory decreased $0.22 million, both due to decreases in sales. Inventories are valued at lower of cost or market using the first-in, first-out (FIFO) method.

Property and equipment, net of accumulated depreciation, decreased by $0.16 million and prepaid inventory increased $0.21 million. Prepaid corporate taxes decreased $0.68 million due to the receipt of income tax refunds and deferred income taxes increased $1.25 million due to the income tax benefit. Other prepaid expenses increased by $0.03 million and the licensing agreement decreased $0.17 million due to amortization. The licensing agreement gave LMOD the right to produce certain dolls until April 28, 2003, and an additional twelve months to sell any remaining inventory. Sales of dolls designed under the licensing agreement have been decreasing during the past few years and represented less than five percent of LMOD’s sales during 2002.

Goodwill was recorded when the Company purchased the remaining interest in the stock from the estate of Lee Middleton, the founder of LMOD, on April 30, 1998. The purchase price exceeded book value by $0.62 million. As of September 30, 2003 and December 31, 2002, the balance of the goodwill, net of previous accumulated amortization was $0.51 million. No impairment was recorded during the nine months ended September 30, 2003.

LMOD decreased its short-term borrowings on a line of credit with InvestorsBank by $1.24 million during the first quarter. The debt was replaced with intercompany loans of $2.56 million which are collateralized by LMOD’s and LPI’s accounts receivable and inventory. Accounts payable and other liabilities decreased by $0.14 million as of September 30, 2003 compared to December 31, 2002.

Financial Services

Total assets of financial services were $92.56 million as of September 30, 2003 and $108.47 million as of December 31, 2002, a 15% decrease.

Cash increased to $0.60 million at September 30, 2003 from $0.43 million at December 31, 2002.

Interest and rent receivable increased to $0.53 million at September 30, 2003 from $0.52 million at December 31, 2002. The rent receivable is shown net of an allowance for doubtful accounts of $150,000 at both periods. At September 30, 2003, three non-performing loans, representing $0.46 million in aggregate principal amount of indebtedness, were on non-accrual, resulting in $0.05 million of gross interest income which would have been recorded for the nine months ended September 30, 2003, had the non-accruing loans been current in accordance with their original terms. One tenant was also on non-accrual resulting in $0.15 million of rental income which would have been recorded for the nine months ended September 30, 2003, had the tenant been current in accordance with the lease.

Fixed assets and other assets, including prepaid amounts, decreased by $0.63 million. As part of that decrease, the Company’s interest rate swaps that were cash flow hedges and had a fair market value of $0.51 million as of December 31, 2002, were terminated during the first quarter of 2003 resulting in a gain of $0.48 million. At September 30, 2003, the Company did not have any interest rate swaps.

Total loans (excluding intercompany loans) decreased by $15.94 million, or 22%, to $57.66 million at September 30, 2003, from $73.60 million at December 31, 2002, with a corresponding decrease in liabilities. During the first nine months of 2003, $5.10 million of new loans were added to the loan portfolio. Seventeen loans totaling $15.96 million were prepaid during the nine months ended September 30, 2003 and the remaining decrease in loans was due to normal principal reductions. In the present competitive interest rate environment, the Company has a lending disadvantage due to its higher cost of funds than other institutions, such as banks. Competitive pressures in the first nine months of 2003 resulted in the loss of $9.07 million in loans and the recent difficult economy resulted in $6.89 million of loans being paid off in 2003 due to business closings. The Company’s management agreement with InvestorsBank prevents it from making new loans to other than existing customers without the prior consent of InvestorsBank. Because of this restriction, it is anticipated that the majority of new loans will consist of loan participations with InvestorsBank. Participations with InvestorsBank comprised approximately 40% of the loan portfolio at September 30, 2003. The Company had $5.0 million in lending capability at September 30, 2003, and had unfunded commitments of $2.11 million. Nonperforming loans at September 30, 2003, totaled $0.46 million. As of September 30, 2003, and December 31, 2002, management did not provide an allowance for loan losses due to management’s belief that the collateral which secured the nonperforming loans was adequate to fully secure the debtors’ obligations to the Company.

Leased properties, net of accumulated depreciation, increased to $32.86 million as of September 30, 2003, compared to $32.37 million as of December 31, 2002. One property under construction at December 31, 2002, was completed for $2.51 million and was placed in service in May, 2003, and a foreclosed loan of $1.75 million was added to leased property during the second quarter of 2003. During the first quarter of 2003 one leased property was sold resulting in a gain of $0.20 million (net of income taxes) and during the third quarter of 2003 one leased property was sold resulting in a gain of $0.14 million (net of income taxes). Two rental properties totaling $3.33 million, net of accumulated depreciation, were available for lease at September 30, 2003.

The financial services’ total consolidated indebtedness at September 30, 2003 decreased $13.52 million as compared to December 31, 2002. As of September 30, 2003, financial services had $20.95 million outstanding in long-term debt and $55.88 million outstanding in short-term borrowings compared to $35.60 million outstanding in long-term debt and $54.75 million outstanding in short-term borrowing as of December 31, 2002. BMSBLC’s short-term debt facility consists of commercial paper and drawn letters of credit backed by a $65 million line of credit that matures on June 25, 2004. At September 30, 2003, BMSBLC had drawn $32.80 million against its bank line of credit to replace outstanding commercial paper that had matured and was unable to be replaced by sales of additional commercial paper. The bank line of credit has a higher interest rate of approximately 40 basis points than that paid on commercial paper which will result in a reduction of net income for 2003. Accrued liabilities decreased to $1.13 million at September 30, 2003, as compared to $1.66 million at December 31, 2002.

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

Consumer Products

        Allowance for doubtful accounts. The Company provides an allowance for doubtful accounts based on management’s estimate of uncollectible amounts. The estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

        Inventory valuation. Inventories are valued at lower of cost or market using the first-in, first-out (FIFO) method.

        Allowance for obsolete inventory. The Company provides an allowance for obsolete inventory items based on management’s estimate. The estimate is based on items which are slow-moving or obsolete and for which management estimates that full value cannot be realized.

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

        Deferred tax assets. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to different methods used for depreciation for income tax purposes, vacation accruals, health insurance, deferred revenue, net operating losses, capitalization requirements of the Internal Revenue Code, allowances for doubtful accounts and obsolete inventory and charitable contribution carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Financial Services

        Accrual of interest income. Interest income is accrued on the unpaid principal balance of loans. The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to whether the collateral securing the borrower’s obligation is sufficient to pay all principal, accrued interest and other expenses. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

        Nonperforming loans. A loan is considered nonperforming when the scheduled principal and/or interest payments are more than ninety days past due. Nonperforming loans are not automatically placed on non-accrual status. For a discussion of when loans are placed on non-accrual status, see “Accrual of interest income” above.

        Unfunded commitments. Unfunded commitments are recorded in the financial statements when they are funded or when related fees are incurred or received.

        Derivative Instruments. The Company has adopted FAS 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by FAS 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133", and FAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. These statements require the Company to designate all derivative instruments as either fair value hedges or cash flow hedges and to record the hedge on the balance sheet at its fair market value. The net gain/loss on instruments classified as cash flow hedges are reported as changes in other comprehensive income. The net gain/loss on instruments classified as fair value hedges are reported as increases/decreases in current year earnings. All derivatives are marked to market on the balance sheet.

        Fair Value of Financial Instruments. Financial Accounting Standards Board Statement No. 107, “Disclosures About Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company (See Note 20).

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

        This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may”, “will”, “could”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, including the condition of the local real estate market, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, competition, demand for financial services in the Company’s market area, demand for the Company’s consumer products, the degree of success of the Company’s strategy to reduce prices on its collectible dolls and reduce expenses, payment when due of principal and interest on loans made by the Company, payment of rent by lessees on Company properties and the necessity to make additions to the Company’s loan loss reserve. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

All remaining interest rate swap agreements were terminated during the quarter ended March 31, 2003. The Company does not anticipate any further income from the termination of interest rate swap contracts.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003.

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, there were no changes in the Company’s internal controls over financial reporting identified in such evaluation that occurred during the quarter ended September 30, 2003, that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

A report on Form 8-K was filed on August 8, 2003, under Item 9 (reporting information required under Item 12), which reported the Company’s financial results for the period ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

THE MIDDLETON DOLL COMPANY (Registrant)
Date: November 13, 2003	/s/ George R. Schonath
George R. Schonath
President and Chief Executive Officer
Date: November 13, 2003	/s/ Susan J. Hauke
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