Form 10-K
period 2003-12-31
MIDDLETON DOLL CO
filed 2004-03-30
CIK 723209

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2003;

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

Registrant’s telephone number, including area code: (262) 523-4300

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

Yes   [X]    No   [   ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes   [   ]    No   [X]

        The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at March 15, 2004 was $12,943,578.

        The number of shares of common stock outstanding at March 15, 2004 was 3,727,589.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the The Middleton Doll Company Proxy Statement for the 2004 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant’s year) are, upon such filing, to be incorporated by reference into Part III.

THE MIDDLETON DOLL COMPANY

Index to Annual Report on Form 10-K
For the Year Ended December 31, 2003

Part I

Item 1.    Description of Business

Introduction

        The Middleton Doll Company was incorporated in February, 1980 to provide long-term collateralized loans to small businesses. The Middleton Doll Company and its subsidiaries are referred to herein as the “Company”. At present the Company consists of two business segments, the Financial Services Business and the Consumer Products Business. The Middleton Doll Company, when referred to singularly and not with its subsidiaries is referred to herein as the “Parent”.

        The Financial Services Business segment consists of the Parent and its wholly-owned subsidiary Bando McGlocklin Small Business Lending Corporation (“BMSBLC”). The principal business of the segment is making loans and leasing buildings to small businesses. The segment also participates in loans with third party loan originators. Both the Parent and BMSBLC are operated as a real estate investment trust (“REIT”) pursuant to the provisions of Section 856 of the Internal Revenue Code of 1986, as amended. The REIT does not pay any corporate income taxes because it has a tax exempt status. To achieve the tax exempt status a REIT must be in compliance with tests concerning the nature of the assets of the REIT and the income earned. In addition, a REIT must distribute substantially all of its taxable income each year in dividends to its shareholders.

        The Consumer Products Business segment consists of a 99% interest in Lee Middleton Original Dolls, Inc. (“LMOD”). George R. Schonath, President and Chief Executive Officer, owns the remaining 1% of the stock of LMOD. LMOD is a manufacturer of vinyl collectible dolls and a distributor of vinyl play dolls. LMOD has a wholly-owned subsidiary, License Products, Inc. (“LPI”), that designs, develops and markets a line of proprietary time pieces. Prior to 2002, LMOD owned a 51% interest in LPI. On January 1, 2002, LMOD acquired the remaining outstanding 49% interest in LPI. During 2002, LMOD disposed of its 51% interest in Middleton (HK) Limited (“MHK”), a Hong Kong corporation that provided LMOD with raw material and finished goods from Asia. Neither of these transactions had a material impact upon the financial statements.

        In order to qualify as a REIT under the Internal Revenue Code, the Parent cannot hold more than 10% of the outstanding voting securities of any one issuer except for “Taxable Real Estate Investment Trust Subsidiaries” (“TRSs”). LMOD and LPI became TRSs as of January 1, 2001, which allowed the Company on June 25, 2001, to exchange its non-voting stock in LMOD for voting stock. Both LMOD and LPI are operated as C-Corporations under the Internal Revenue Code and are subject to corporate income tax rates.

        On September 3, 1997, the Company capitalized InvestorsBancorp, Inc., a bank holding company for approximately $6.2 million and then distributed all of the outstanding shares of InvestorsBancorp, Inc. to the Company’s shareholders. The Company and InvestorsBancorp, Inc., together with its wholly-owned subsidiary, InvestorsBank (the “Bank”), share common offices and personnel. Expenses are shared between the two entities in accordance with a Management Services and Allocation of Expenses Agreement (the “Management Agreement”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Overview”.

Financial Services Business

        Loans

        The Company, through its Financial Services Business, (i) manages its loan portfolio comprised primarily of loans to small business entities collateralized by first or second mortgages, (ii) purchases loan participations from banks, including the Bank, and (iii) owns industrial and commercial real estate for lease to small businesses.

        Until the distribution of the shares of InvestorsBancorp, Inc. in September, 1997, the Parent and BMSBLC had engaged in the business of originating loans to small businesses. Concurrent with such distribution, the Parent, BMSBLC, and the Bank agreed in the Management Agreement that neither the Parent nor BMSBLC would originate any loans unless agreed to by the Bank in writing, unless the loans were made to current customers or unless the loans were outside the Bank’s lending limitations. Thus, except for the making of loans to customers who desire to increase their loan amounts with the Parent or BMSBLC and for loans outside the Bank’s lending limitations, neither the Parent nor BMSBLC can solicit any loans.

        The loan and leased property portfolio is managed by the Bank for an annual fee, payable monthly, equal to 25 basis points of the total dollar amount of loans under management and 6% of the rents from leased properties. Operating expenses are also shared between the Bank and BMSBLC, as well as certain expenses of employees providing accounting, reporting and related services to the Company.

        The loan portfolio is primarily comprised of long-term, variable rate, collateralized loans to small business entities. The loans are primarily collateralized by first mortgages on real estate, although some loans are collateralized by second mortgages. Approximately 87% of loans by dollar volume are loans to borrowers located in the State of Wisconsin. Substantially all of the loan portfolio is held by BMSBLC.

        The borrowers include manufacturers, wholesalers, retailers, professionals and service providers. The Parent and BMSBLC fund their lending operations through their equity capital, bank and institutional borrowings, commercial paper sales and the sale of loan participations.

        The Company’s exposure to loss in the event of nonperformance by the borrower is represented by the outstanding principal amount of loans of $52.29 million at December 31, 2003. Substantially all loans are fully secured by first or second mortgages on commercial real estate. Diversification across industries is a means of managing market risk by decreasing loan concentrations. The following table provides information regarding the outstanding principal amount of loans by industry.

Type of Business	Number of Loans	Outstanding Principal Balance	Percent of Total Loans Outstanding
Industrial Machinery	8	$11,029,072	21.09%
Construction	6	8,872,040	16.97%
Wholesale Goods	8	7,685,685	14.70%
Investment Property	2	4,125,737	7.89%
Retail	4	3,740,092	7.15%
Services	4	3,623,521	6.93%
Dies, Molds and Patterns	11	3,102,736	5.94%
Metalworking Machinery	2	2,575,542	4.93%
Commercial Printing	3	2,276,421	4.35%
Rubber Products	3	1,616,290	3.09%
Other Manufacturing	5	1,553,041	2.97%
Transportation	2	1,052,327	2.01%
Electronic and Electrical Equipment	3	1,033,422	1.98%

Total	61	$52,285,926	100.00%

        The loans are further comprised of fixed rate loans, variable rate loans with fixed cap rates and variable rate loans.

	Outstanding Balance	Percent of Total Loans Outstanding
Fixed rate	$12,723,468	24.3%
Variable rate with fixed cap	950,313	1.8%
Variable rate	38,612,145	73.9%

Total	$52,285,926	100.0%

Further detail regarding the fixed rate loans and the variable rate loans with a fixed cap is provided in the following table.

	Maximum Interest Rates
Expiration Date	4.0-4.9%	5.0-5.9%	6.0-6.9%	7.0-7.9%	8.0-8.9%	Total
Demand	$77,067	$--	$--	$--	1,759,223	$1,836,290
2004	--	--	--	1,330,431	--	1,330,431
2005	--	1,919,862	913,445	--	641,089	3,474,396
2006	--	--	--	3,025,898	284,864	3,310,762
2007	--	571,270	1,500,410	--	--	2,071,680
2008	--	--	--	1,650,222	--	1,650,222

Total	$77,067	$2,491,132	$2,413,855	$6,006,551	$2,685,176	$13,673,781

        A loan is considered to be impaired when, based on current information and events, management does not expect to collect all amounts due according to the contractual terms of the loan agreement in the normal course of business. A loan is also impaired when the loan contract is restructured by extending the due date of either principal or interest payments or by reducing the interest rate on the loan. A loan is not impaired during a period of delay in payment if management expects to collect all amounts due including accrued interest at the contractual interest rate for the period of the delay. When the projected cash flow of the business from all sources including capital contributions, conversion of assets to cash and net income plus depreciation are inadequate to make contractual payments as scheduled, then the loan is considered impaired. Impaired loans totaled $0.25 million and $2.01 million at December 31, 2003 and 2002, respectively. Interest income of $0.02 million would have been recorded during 2003 had the impaired loans been current in accordance with their original terms.

        Real Estate

        At December 31, 2003 BMSBLC owned 22 buildings and had entered into long-term lease agreements on 20 of the properties. During the year BMSBLC completed construction of one property and sold two properties. BMSBLC anticipates that it will continue to construct or purchase additional industrial or commercial properties to lease. The total cost of the BMSBLC’s properties at December 31, 2003, was $33.60 million and the depreciated carrying value was $30.81 million.

        BMSBLC anticipates that its rental properties will either be industrial real estate (i.e. used for manufacturing purposes), or commercial real estate properties, such as office buildings and retail stores and that substantially all of its properties will be located in Wisconsin. The following table sets forth additional information regarding BMSBLC’s leased properties, all of which are located in Wisconsin.

Property Type	Location	Annual Lease Rents		Acquistion Cost	Square Footage
Commercial	Hartland, WI	$417,975		$3,932,911	67,835
Industrial	Germantown, WI	365,640		3,450,000	64,910
Commercial	Franklin, WI	167,376		2,571,813	27,305
Commercial	Menomonee Falls, WI	267,145		2,249,968	54,805
Commercial	Pewaukee, WI	318,396		2,116,454	32,325
Industrial	Berlin, WI	213,888		1,921,660	71,830
Industrial	Franklin, WI	205,020		1,878,009	37,904
Commercial	Mequon, WI	214,248		1,857,248	26,650
Commercial	Oconomowoc, WI	176,292		1,678,978	27,045
Industrial	Menomonee Falls, WI	180,060		1,650,000	33,358
Commercial	Menomonee Falls, WI	96,180	*	1,565,543	23,958
Commercial	Mequon, WI	149,749		1,351,433	26,248
Industrial	Waukesha, WI	168,300		1,165,355	31,174
Commercial	Franklin, WI	179,356		1,003,950	27,000
Industrial	Cudahy, WI	28,565		845,191	32,681
Commercial	Lake Geneva, WI	88,470		794,311	8,250
Industrial	Cudahy, WI	78,720		715,787	27,750
Commercial	Menomonee Falls, WI	80,475		702,493	16,100
Commercial	Menomonee Falls, WI	104,253		688,395	19,680
Commercial	Milwaukee, WI	75,448		522,328	12,200
Industrial	West Allis, WI	54,690		480,000	9,705
Commercial	Menomonee Falls, WI	76,070		462,542	10,400

		$3,706,316		$33,604,369	689,113

* Property not leased

        Competition

        BMSBLC, in managing its loan portfolio, competes primarily with commercial banks and commercial finance companies, many of which have substantially more assets and capital than BMSBLC. Banks, in particular, have been active in seeking to refinance outstanding loans.

        In owning and leasing real estate, BMSBLC competes primarily with other REITs and other investors such as insurance companies and a variety of investment companies which seek to own and lease real estate. In addition, BMSBLC competes with banks and other financial institutions, which seek to lend money to potential tenants of BMSBLC in order to allow the potential tenants to construct and own their own building rather than to lease a building owned by BMSBLC.

        Employees

        On December 31, 2003, the Company employed only its President and Vice President. All other duties are performed by Bank employees pursuant to the Management Agreement.

        Credit Concentration

        As of December 31, 2003, BMSBLC had seven loans with outstanding balances totaling $10.70 million to one customer and its affiliated companies, which accounted for approximately 20% of the total loans outstanding.

Consumer Products Business

        Lee Middleton Original Dolls, Inc.

        Lee Middleton Original Dolls, Inc. (“LMOD”), headquartered in Westerville, Ohio with its manufacturing facility located in Belpre, Ohio, is a 99% owned subsidiary of the Company, with the President of the Company owning the remaining 1%. LMOD is a manufacturer of artist-designed vinyl collectible dolls and a distributor of vinyl play dolls. LMOD uses a multi-step process to manufacture its vinyl collectible dolls that includes (1) rotational molding to create body parts for dolls, (2) painting, eyeing and wigging each doll, and (3) dressing the dolls in custom designed clothes.

        LMOD distributes its collectible doll lines through a network of independent, specialty retail stores throughout the United States. Distribution is also slowly expanding into Canada, Japan, Mexico and Europe. Competition is with various other doll manufacturers including Adora, Madam Alexander, Ashton Drake, Mattel’s American Girl and a variety of small artist-owned manufacturers. LMOD has two outlet stores and a mall-based retail location showcasing the Newborn Nursery concept that was developed at the factory outlet retail store. LMOD is continuing to focus its efforts on re-emphasizing the name recognition and high product quality of LMOD in the collectible doll market by developing new products for the artist studio collection line of dolls. The emphasis on marketing through the traditional independent doll dealers is being accompanied during this transition period by de-emphasizing the focus on play-dolls in the competitive mass merchandise market. In addition, LMOD is pursuing a limited expansion of its “Newborn Nursery Adoption Centers” that go beyond selling dolls to evoke an emotional experience as children “adopt” their new baby doll.

        License Products, Inc.

        License Products, Inc. (“LPI”) is a wholly-owned subsidiary of LMOD. Prior to January 1, 2002, LMOD owned 51% of LPI. On January 1, 2002, LMOD acquired the remaining 49% of the common stock of LPI. LPI, located in Hartland, Wisconsin, designs, develops and markets a line of proprietary time pieces. LPI’s products are distributed nationwide through major retail account channels.

        Employees

        The Consumer Products Business segment employs approximately 120 persons. At LMOD, approximately 50 employees are subject to a collective bargaining agreement which expires on April 30, 2004.

        Large Customers

        Two customers at LPI with total sales of $4.87 million and one customer at LMOD with total sales of $0.86 million accounted for approximately 33% of the Consumer Products Business’ total revenues for 2003.

        Backlog

        The backlog of the Consumer Products Business was approximately $0.58 million as of December 31, 2003, all of which should be filled during 2004.

Revenues of Principal Product Groups

        The following table sets forth (in thousands of dollars), for each of the last three years, revenues attributable to the Company’s principal product groups:

	12/31/03	12/31/02	12/31/01
Revenues
Loan Portfolio	$3,258	$4,849	$7,895
Real Estate Portfolio	3,593	4,823	4,039
Dolls	11,851	17,086	23,015
Time Pieces	5,754	6,377	4,216
Other	681	997	463

Total	$25,137	$34,132	$39,628

Segment Information

        Financial information concerning the Company’s business segments is incorporated by reference from the consolidated financial statements on pages 25 to 28 herein.

Executive Officers

        George R. Schonath, 63, has served as Chief Executive Officer of the Company since 1983, as President since July, 1997, and as a director since May, 2001. Mr. Schonath has also served as President and Chief Executive Officer of InvestorsBancorp, Inc. and the Bank since they were established in 1997. From 1983 until July, 1997, he served as Chairman of the Board of the Company.

        Jon McGlocklin, 60, has served as a Vice President of the Company since November, 2001. From July, 1997, through November, 2001, he served as a Senior Vice President. Mr. McGlocklin has served as a director of InvestorsBancorp, Inc. since 1997. Until February 2001, Mr. McGlocklin had also served as Senior Vice President of InvestorsBancorp, Inc. and Senior Vice President of the Bank since they were established in 1997. He has also served as President of Healy Manufacturing, Inc., Menomonee Falls, Wisconsin, since 1997, and as an announcer for the Milwaukee Bucks, an NBA basketball team, since 1976. From 1980 through July, 1997, he served as a director of the Company and as President from 1991 through July, 1997.

        Susan J. Hauke, 38, has been the Company’s Chief Financial Officer since 2002 and Vice President – Finance, Secretary and Treasurer since 1997. In 2002, Ms. Hauke was also appointed Chief Financial Officer of InvestorsBancorp. She is also the Vice President – Finance and Secretary of InvestorsBancorp, Inc. and Controller, Vice President-Finance, and Treasurer of the Bank. From 1991 until 1997, Ms. Hauke served as Controller for the Company and was a senior accountant at PricewaterhouseCoopers LLP before joining the Company.

Item 2.    Properties

        In October, 2002, the Company sold the building located at W239 N1700 Busse Road, Pewaukee, Wisconsin, to the Bank for $2.4 million, which represented its fair market value at the time of the sale as determined by an independent appraiser. The Company now leases 4,000 square feet of the building from the Bank.

        LMOD owns an approximately 51,000 square foot building that serves as its manufacturing facility located at 1301 Washington Boulevard, Belpre, Ohio. The one-story building also contains retail and warehouse space. During 1999, an additional leased retail outlet store was opened in West Virginia. A new 44,100 square foot facility in Columbus, Ohio, was leased beginning in June of 2000 which is used for distribution and to store raw materials and finished goods. In September, 2000, LMOD entered into a five year office lease for 18,800 square feet in Westerville, Ohio, which is LMOD’s headquarters.

        LPI leases approximately 62,000 square feet of office and warehouse space in a building owned by BMSBLC and located at 1050 Walnut Ridge Drive, Hartland, Wisconsin. During 2002, LPI added approximately 35,000 square feet of additional warehouse space to the building in order to accommodate future growth.

Item 3.    Legal Proceedings

        As of the date of this filing, neither the Parent nor any of its subsidiaries is a party to any legal proceedings, the adverse outcome of which, in management’s opinion, would have a material effect on the Company’s consolidated financial statements.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

Part II

Item 5.    Market for Common Equity and Related Shareholder Matters

        The common stock of the Company is traded on the Nasdaq Stock Market under the symbol DOLL. The table below represents the high and low sales price for the Company’s common stock as reported on the Nasdaq Stock Market and the cash dividends paid per share for 2003 and 2002.

	Common Stock
	High	Low	Cash Dividends Per Share
2003
First Quarter	$ 5.76	$ 4.00	$0.10
Second Quarter	$ 6.10	$ 4.20	$0.10
Third Quarter	$ 5.88	$ 5.05	$0.10
Fourth Quarter	$ 5.40	$ 3.45	$0.10
2002
First Quarter	$ 7.00	$ 5.94	$0.16364
Second Quarter	$ 6.99	$ 6.20	$0.16364
Third Quarter	$ 6.46	$ 5.55	$0.16364
Fourth Quarter	$ 6.10	$ 4.97	$0.16364

        As of March 15, 2004, there were approximately 850 shareholders of record of the Company’s common stock.

Item 6.    Selected Financial Data (In thousands, except per share data)

        The following table sets forth certain Selected Consolidated Financial Data for the periods and as of the dates indicated:

	For the years ended
	December 31,
(In thousands, except per share data)	2003	2002	2001	2000	1999
Total revenues	$25,137	$34,132	$39,628	$43,463	$35,947
Net income (loss) available
to common shareholders	(662)	3,203	1,645	4,264	5,476
Total assets	102,204	125,539	157,266	168,214	156,066
Long-term debt	18,543	35,597	48,453	63,772	48,005
Total liabilities, other than redeemable
preferred stock	74,367	95,014	126,109	138,068	125,633
Redeemable preferred stock	16,855	16,855	16,855	16,855	16,908
Total liabilities	91,222	111,869	142,964	154,923	142,541
Diluted earnings (loss) per common share	$(0.18)	$0.86	$0.44	$1.11	$1.36	(1)
Cash dividends declared per common share	$0.40	$0.65	$0.65	$0.65	$0.76	(1)

(1)     Restated for 10% stock dividend as of December 31, 1999 record date.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Amounts presented as of December 31, 2003, 2002 and 2001 include the consolidation of two segments. The financial services segment includes The Middleton Doll Company (the “Parent”) and Bando McGlocklin Small Business Lending Corporation (“BMSBLC”), a 100% owned subsidiary of the Parent. The consumer products segment includes Lee Middleton Original Dolls, Inc. (“LMOD”), a 99% owned subsidiary of the Parent and License Products, Inc. (“LPI”), a 100% owned subsidiary of LMOD. In 2002, Middleton (HK) Limited, a former subsidiary of LMOD, was liquidated.

        The loan and real estate portfolios of the Parent and BMSBLC are administered and managed by InvestorsBank (the “Bank”), a wholly-owned subsidiary of InvestorsBancorp, Inc. under a “Second Amended and Restated Management and Services and Allocation of Expenses Agreement” dated January 1, 2004, (the “Management Agreement”). In addition, the Bank provides certain management services to LMOD. George R. Schonath, President and Chief Executive Officer of the Parent and BMSBLC, is also President and Chief Executive Officer of the Bank and InvestorsBancorp, Inc. George Schonath and members of his family own all of the outstanding stock of InvestorsBancorp, Inc.

        For the loan and real estate management services provided under the Management Agreement, the Bank receives an annual fee, payable monthly, equal to 0.25% (1/4 of 1%) of the total amount of loans under management and 6% of the rents from the real estate portfolio. The Management Agreement provides for the sharing of operating expenses between the Bank and BMSBLC, as well as certain expenses of employees of the Bank who provide accounting, reporting and related services to the Parent and BMSBLC. Additionally, for its services in providing ongoing credit analysis, loan and lease monitoring, workout services, and management services to LMOD, the Bank receives an annual fee of $365,000, payable monthly. The Parent and BMSBLC currently have only one paid employee, a Vice President of the Company and BMSBLC. George Schonath, the President and Chief Executive Officer, provides services to the Parent, BMSBLC and LMOD under the Management Agreement and is not separately compensated by any of those entities.

        During the past four years there has been a significant decrease in net sales of the consumer products segment. This decrease is primarily attributable to intense pricing competition from dolls produced in China and is also due to a downturn in consumer discretionary spending as a result of the recent “soft” economy. To deal with these concerns, LMOD is pursuing legal action to prevent the sale of certain dolls that management believes infringe on Lee Middleton’s copyrights. LMOD is also focusing efforts on reemphasizing the name recognition and high product quality of LMOD in the collectible doll market as well as developing new products for the artist studio collection line of dolls. Operating expenses, particularly in the sales and marketing area, have been reduced during the last two years. However, general and administrative expenses have not decreased primarily due to long-term leases in effect until 2006 for its headquarters location in Westerville, Ohio, and its warehouse facilities in Columbus, Ohio.

        During the past four years there has also been a significant decrease in the loan portfolio of the financial products segment resulting in a corresponding decrease in interest income on loans. The financial services segment is at a lending disadvantage with other institutions such as banks, due to its higher cost of funds. Also, the existing management agreement with InvestorsBank prevents it from making new loans to other than existing customers without the prior consent of InvestorsBank. Because of this restriction, it is anticipated that the majority of any new loans will consist of loan participations with InvestorsBank. These two factors, in addition to the recent difficult business economy, has resulted in BMSBLC’s inability to maintain the size of its loan portfolio. If this trend continues, it may result in the Company not being able to maintain its current level of dividend payments.

Results of Operations

For the years ended December 31, 2003 and December 31, 2002

        The Company’s total net (loss) income available for common shareholders for the year ended December 31, 2003 equaled ($0.66) million or ($0.18) per common share (diluted) as compared to $3.20 million or $0.86 per common share (diluted) for the year ended December 31, 2002.

	12/31/2003	12/31/2002
Consumer products segment net (loss) income	($1.09) million	$0.75 million
Per common share (diluted)	($0.29)	$0.20
Financial services segment net income	$0.43 million	$2.45 million
Per common share (diluted)	$0.11	$0.66

        The consumer products segment decrease in income was primarily due to lower sales as a result of the soft economy, pricing pressure from collectible dolls produced in China and lower margins due to price reductions. The financial services segment decrease was due to a decrease in both rental and loan income and smaller gains from the termination of interest rate swaps and from the sale of leased properties.

Consumer Products

        Net sales from consumer products for the year ended December 31, 2003, decreased 25% to $17.60 million from $23.46 million for the year ended December 31, 2002. This was due to decreased sales of $5.24 million at LMOD and decreased sales of $0.62 million at LPI. At LMOD, sales of artist-designed collectible dolls have been materially and adversely affected by foreign produced dolls which have been selling at a substantial discount from LMOD’s dolls. To meet this challenge, LMOD lowered prices in June, 2003 on its line of artist-designed collectible dolls in order to stimulate sales. Since the price reduction, unit sales have increased 17% over the comparable period one year ago. Although this pricing strategy has had a short-term impact on performance, management believes it has the potential to generate improvement over the long term. LMOD is also continuing to pursue legal action to prevent the sale of certain dolls that management believes infringe on LMOD’s copyrights and other intellectual property. LMOD has settled with several defendants and is continuing to pursue remedies in all pending lawsuits.

        LMOD is focusing its efforts on reemphasizing the name recognition and high product quality of LMOD in the collectible doll market as well as continuing to develop new products for the artist studio collection line of dolls. At the American International Toy Fair in New York City in 2004, LMOD introduced “Breath of Life Babies”. In addition, LMOD is pursuing a limited expansion of its “Newborn Nursery Adoption Centers” that provide customers with the experience of “adopting” their new baby doll. Both of these new lines are featured on the LMOD website. To improve LMOD’s competitive position in the marketplace, LMOD is evaluating other new products and additional strategies to reduce costs.

        Reflecting the decline in net sales, cost of goods sold decreased 18% to $11.45 million for the year ended December 31, 2003, compared to $13.91 million for the year ended December 31, 2002. LMOD’s cost of goods sold decreased to $7.84 million from $9.84 million while LPI’s cost of goods sold decreased to $3.61 million from $4.07 million. Total gross profit margin decreased to 35% from 41% in the prior year. LMOD’s gross profit margin decreased to 34% from 42% due mainly to price reductions on the line of artist-designed collectible dolls. LMOD lowered prices an average of 31% on its line of artist-designed collectible dolls in order to stimulate sales and to meet the increased competition from offshore dolls. The liquidation of slow-moving inventory also contributed to LMOD’s reduced margin. LPI’s gross profit margin increased to 37% from 36% due to a slightly different product mix.

        Total operating expenses of the consumer products segment for the year ended December 31, 2003, were $8.65 million compared to $9.76 million for the year ended December 31, 2002, an 11% decrease. LMOD’s total operating expenses decreased $1.25 million to $7.09 million for the year ended December 31, 2003. Sales and marketing expense decreased $1.42 million of which staff reductions accounted for $0.30 million, advertising and promotion accounted for $0.31 million, bad debt expense accounted for a reduction of $0.20 million, and licensing fees were reduced $0.33 million due to the expiration of the Lee Middleton licensing agreement. The remaining reduction of $0.28 million was due to decreases in expenses for freight, samples, supplies, travel, commissions and royalties. New product development decreased $0.09 million and general and administrative expenses increased $0.26 million. General and administrative expenses increased due to a $0.09 million increase in legal fees relating to the pending lawsuits and due to $0.08 million in severance pay. LPI’s operating expenses increased $0.14 million primarily due to increased insurance costs.

        Interest expense decreased $0.16 million from December 31, 2002, to December 31, 2003, due to the payoff of debt between LMOD and InvestorsBank. The debt was replaced with intercompany loans from the Company to LMOD and from BMSBLC to LPI. Interest expense on these intercompany loans has been eliminated for consolidation purposes. At December 31, 2003, LMOD owed the Company $6.92 million which consisted of a first mortgage on real estate of $2.12 million, a line of credit of $1.1 million, and an unsecured note of $3.7 million. The interest rate on these notes averaged 4.3% at December 31, 2003. At December 31, 2003, LPI owed BMSBLC $4.50 million composed of a line of credit of $2.0 million and an unsecured note of $2.5 million. The interest rate on these notes was 4.0% at December 31, 2003. Before intercompany eliminations, interest expense to the consumer products segment and interest income to the financial services segment was $0.47 million for the year ended December 31, 2003. Intercompany eliminations also included $0.28 million in rent paid by LPI to BMSBLC and $0.45 million in management fees paid by LMOD to BMSBLC.

        Consumer products’ income tax benefit, based on net losses before intercompany charges, was $0.89 million for the year ended December 31, 2003 and $0.83 million for the year ended December 31, 2002. At December 31, 2003, there were unused net operating loss carryforwards of approximately $5.6 million to be used to offset against future federal taxable income.

Financial Services

        The financial services segment decrease in net income for the year ended December 31, 2003, compared to the year ended December 31, 2002, was due to a decrease in the net interest income on loans of $0.76 million, a decrease in rental income of $0.57 million, a decrease in the net gain from the sale of leased properties of $0.44 million, and a decrease in the gain from termination of interest rate swaps of $0.27 million.

        Interest income on loans decreased 33% to $3.26 million for the year ended December 31, 2003, as compared to $4.85 million for the year ended December 31, 2002. This decrease was primarily due to a $22.51 million decrease in the average total loans outstanding when comparing the year ended December 31, 2003, to the year ended December 31, 2002. In addition, interest income from variable rate loans decreased due to the decrease in the average prime rate when comparing 2003 to 2002. The average prime rate was 4.16% for the year ended December 31, 2003, compared to 4.68% for the year ended December 31, 2002. In the present competitive interest rate environment, BMSBLC is at a lending disadvantage with other institutions such as banks, due to its higher cost of funds. During 2003, competitive pressures resulted in a reduction of $16.6 million in loans due to pay-offs, and the recent difficult economy resulted in $5.0 million of loans being paid off due to business closings, with the remaining decrease in loans due to normal principal reductions. During 2003, $6.95 million of new loans and $2.17 million of intercompany loans were added to the loan portfolio. The Parent’s and BMSBLC’s management agreement with InvestorsBank prevents it from making new loans to other than existing customers without the prior consent of InvestorsBank. Because of this restriction, it is anticipated that the majority of new loans will consist of loan participations with InvestorsBank. Participations with InvestorsBank comprised approximately 48% of the loan portfolio at December 31, 2003. These two factors, in addition to the difficult business economy in 2003, resulted in BMSBLC’s inability to maintain the size of its loan portfolio.

        Rental income decreased 16% to $3.07 million for the year ended December 31, 2003, as compared to $3.64 million for the year ended December 31, 2002. Rental income decreased $0.51 million due to the sale of two leased properties during 2002 and two leased properties during 2003. One property under construction at December 31, 2002, was completed and placed in service in May, 2003, resulting in $0.17 million in new rental income for 2003 and scheduled rent increases added $0.01 million. During 2003, one tenant was placed on non-accrual resulting in $0.24 million of rental income which would have been recorded in 2003 had the tenant been current in accordance with the lease.

        Net interest margin is determined by dividing the total of interest income on loans and rental income less interest expense by the total of average loans and leased properties. The interest margin for the year ended December 31, 2003 was 3.65% compared to 3.99% for the year ended December 31, 2002. During 2003, average loans outstanding (net of intercompany loans) of $62.80 million generated $3.26 million in interest income and average leased properties (net of intercompany properties) of $30.83 million generated $3.07 million in rental income. The average gross return in 2003 on rental properties was approximately 10% while the average gross return on loans was approximately 5%. During 2002, average loans outstanding (net of intercompany loans) of $85.31 million generated $4.85 million in interest income and average leased properties (net of intercompany properties) of $33.15 million generated $3.64 million in rental income. The average gross return in 2002 on rental properties was approximately 11% while the average gross return on loans was approximately 5.5%.

        During the year ended December 31, 2003, two leased properties were sold, resulting in a net gain of $0.34 million (net of income taxes). During the year ended December 31, 2002, the net gain from the sale of two leased properties (net of income taxes) was $0.78 million. At December 31, 2003, BMSBLC owned 22 properties with a net carrying value of $30.81 million. One vacant rental property with a net carrying value of $1.40 million was available for lease at December 31, 2003, and two rental properties with a net carrying value of $3.57 million were on non-accrual status.

        The termination of interest rate swaps resulted in income of $0.48 million for the year ended December 31, 2003, and $0.75 million for the year ended December 31, 2002. BMSBLC may periodically use these derivative instruments for purposes of managing interest rate risk. However, there were no interest rate swap agreements in effect at December 31, 2003.

        Interest expense decreased 22% to $2.87 million for the year ended December 31, 2003, as compared to $3.70 million for the year ended December 31, 2002, primarily due to a decrease in the outstanding average debt balance and due to lower interest rates. The average debt balance decreased $21.97 million when comparing 2003 to 2002 as a result of the decrease in loans as explained above. BMSBLC’s cost of funds is based primarily on variable interest rates, which were lower in 2003. BMSBLC was able to reduce certain higher fixed rate debt in 2003 with proceeds from loan payoffs, resulting in an average cost of funds of 3.51% in 2003 as compared to 3.57% during 2002. In 2002, interest rate expense was reduced by $0.54 million in income from interest rate swaps.

        BMSBLC’s debt facility consists of commercial paper and drawn letters of credit backed by a $65 million line of credit that matures on June 25, 2004. At December 31, 2003, BMSBLC had $10.17 million in lending capability with outstanding unfunded commitments of $1.77 million. During the first quarter of 2004, BMSBLC used this lending capability to add a new loan of $1.65 million and to pay off $5.58 million in long-term debt. BMSBLC expects that the remaining $1.17 million in lending capability will be used to fund other commitments during 2004.

        During 2003, commercial paper which had matured was not able to be replaced by sales of additional commercial paper, requiring BMSBLC to draw upon the back-up bank line of credit which has a higher interest rate than commercial paper. This higher cost of funds lessens BMSBLC’s ability to compete with banks and other financial institutions for loans, resulting in a decreased ability to replace loans that are paid-off. BMSBLC’s future growth rate will depend upon the BMSBLC’s ability to obtain additional sources of acceptable funding at reasonable interest rates. BMSBLC is continually reviewing various funding sources; however, to date, BMSBLC has not found any additional acceptable funding sources. Additionally, the 2008 redemption requirements of $16.9 million of preferred stock requires the Company to focus on asset quality while de-leveraging the balance sheet. For further detail, see “Liquidity and Capital – Financial Services” on page 18 hereof.

        Other income for the year ended December 31, 2003 included $0.11 million in loan prepayment penalties, $0.02 million in late payment fees and $0.05 million in miscellaneous income. For the year ended December 31, 2002, other income included $0.13 million in loan prepayment penalties, $0.02 million in late payment fees and $0.06 million of miscellaneous income.

        Depreciation expense decreased $0.05 million due to the decrease in leased properties when comparing the year ended December 31, 2003 to 2002. Management fees under the management fee agreement with InvestorsBank decreased $0.05 million due to the decrease in loans under management when comparing 2003 to 2002. Other operating expenses increased $0.34 million due to a $0.27 million increase in expenses involving the leased property portfolio and an increase of $0.03 million was due to related legal expenses. Other legal expense increased $0.03 million due to additional professional fees associated with complying with the Sarbanes-Oxley Act of 2002. Due to the prepayment of certain loans, $0.02 million in debt issue costs also were expensed in 2003.

        The Parent and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to common shareholders. During 2003 and 2002, the Parent took advantage of a provision in the tax law that allows a REIT to retain any capital gains on the sale of real estate properties by paying income tax on the gains. The Parent retained $0.52 million in capital gains and paid $0.18 million in taxes as of December 31, 2003, and retained $1.19 million in capital gains and paid $0.41 million in taxes as of December 31, 2002.

        At December 31, 2003, LMOD owed the Parent and BMSBLC $6.92 million, which consisted of a first mortgage on real estate of $2.12 million, a line of credit of $1.1 million, and an unsecured note of $3.7 million. The interest rate on these notes averaged 4.3% at December 31, 2003. At December 31, 2003, LPI owed BMSBLC $4.50 million composed of a line of credit of $2.0 million and an unsecured note of $2.5 million. The interest rate on these notes was 4.0% at December 31, 2003. Before intercompany eliminations, the financial services segment included $0.47 million of interest income, $0.28 million of rental income from LPI to BMSBLC and $0.45 million in management fees paid by LMOD to BMSBLC. As of November 12, 2003, the Parent extended a guarantee to a supplier of LMOD in which the Parent has agreed to unconditionally guarantee all obligations of LMOD to the supplier. It is anticipated that the maximum amount of the guarantee will not exceed $0.60 million, however, the amount of the guarantee is unlimited and the amount of the obligation may increase in the future.

For the years ended December 31, 2002 and December 31, 2001

        The Company’s total net income available for common shareholders for the year ended December 31, 2002 equaled $3.20 million or $0.86 per share (diluted) as compared to $1.64 million or $0.44 per share (diluted) for the year ended December 31, 2001, a 95% increase. The improved earnings were due to the consumer products segment recognizing a net operating loss carryforward from LPI which resulted in an income tax benefit of $0.83 million and the financial services segment selling two leased properties resulting in income net of related taxes of $0.78 million and terminating two interest rate swap agreements resulting in income of $0.75 million.

Consumer Products

        Net income (loss) for the consumer products segment before intercompany charges and after income taxes and minority interest for the year ended December 31, 2002 was $0.41 million compared to ($0.07) million for the year ended December 31, 2001.

        Net sales from consumer products for the year ended December 31, 2002 decreased 14% to $23.46 million from $27.23 million for the year ended December 31, 2001. This was due to decreased sales of $5.93 million at LMOD offset by increased sales of $2.16 million at LPI. The decrease in sales at LMOD was primarily due to a $6 million decrease in the artist studio collection sales resulting from the soft economy and an increase in competition in the collectible doll market. Sales decreased due to a net loss of over 130 dealers and the remaining dealers have been ordering conservatively, approximately 20% below the previous year’s levels. If the difficult economic conditions in the marketplace continue to result in sales decreases, then personnel reductions and/or periodic plan shut-downs in 2003 might be required in order to further reduce costs. Cost of sales decreased 7% to $13.91 million for the year ended December 31, 2002 compared to $14.97 million for the year ended December 31, 2001. LMOD’s cost of sales decreased to $9.84 million from $12.07 million, an 18% decrease. LPI’s cost of sales increased to $4.07million from $2.90 million, a 40% increase. Total gross profit margin decreased to 41% from 45% in the prior year. LMOD’s gross profit margin decreased to 42% from 48% while LPI’s increased to 36% from 31% during 2002. The decrease in the gross profit margin at LMOD was primarily due to the liquidation of $1.0 million of slow moving inventory, including the remaining 2001 artist studio collection dolls. Obsolete inventory from the Small Wonder play doll line and the nursery bear line was also liquidated. The increase in the gross profit margin at LPI was due to a change in suppliers which decreased product costs and a decrease in sales to a less profitable customer, which improved the product mix.

        Total operating expenses of consumer products for the year ended December 31, 2002 were $9.76 million compared to $11.98 million for the year ended December 31, 2001, a 19% decrease. Total operating expenses as a percent of net sales was 42% in 2002 compared to 44% in 2001. Sales and marketing expense decreased 21% to $4.98 million, with LMOD’s expense decreasing $1.48 million and LPI’s increasing $0.14 million. The increase at LPI was due to an increase in customer store allowances and promotions for customers’ new store openings. Expense reduction at LMOD was accomplished by decreasing advertising, catalog printing, and packaging costs. Due to the decrease in sales, cost reductions in commissions, freight and merchant fees contributed to the overall decrease in sales and marketing expenses. Reduced participation in trade shows and the associated reduction in travel expenses also contributed to the decrease. New product development costs decreased $0.26 million at LMOD due to the reclassification of quality administration costs. LPI’s new product development costs increased $0.14 million due to an increase in sample prototypes being developed for customer approval. General and administrative expenses were $3.91 million for the year ended December 31, 2002 compared to $4.66 million for the year ended December 31, 2001. General and administrative expenses at LMOD decreased $1 million and LPI’s increased $0.25 million. LPI’s increase was due to increased shipping costs associated with the increase in sales and higher costs associated with improved data processing capabilities. Expense reduction at LMOD was accomplished through personnel reduction and a decrease in royalty payments due to the decrease in sales.

        Other income, net decreased $0.10 million when compared to the same period a year ago due to a decrease in interest expense. The minority interest in earnings of subsidiaries decreased the consolidated net income of consumer products by $0.08 million for the year ended December 31, 2002 and $0.10 million for the prior year. Consumer products’ income tax expense, based on net income before intercompany charges, was ($0.83) million for the year ended December 31, 2002 and $0.03 million for the year ended December 31, 2001. For the year ended December 31, 2002, LMOD and LPI were allowed to file consolidated income tax returns due to the change in stock ownership at LPI. The $0.83 million of income tax benefit for the year ended December 31, 2002, was primarily due to the recognition of a net operating loss carryforward of $0.72 million from LPI.

Financial Services

        Net income from financial services for the year ended December 31, 2002 was $3.89 million compared to $2.64 million for the year ended December 31, 2001, a 47% increase. The increase resulted from the sale of two leased properties, which resulted in income net of related taxes, of $0.78 million and from the termination of two interest rate swap agreements totaling $0.75 million. In January, 2003, all remaining interest rate swap agreements were terminated resulting in $0.48 million of income for 2003. Neither the Parent or BMSBLC anticipates any further income from the termination of interest rate swap contracts.

        The net interest margin for 2002 was 3.98% compared to 3.23% for 2001. Net interest margin is determined by dividing the total of interest income on loans and rental income less interest expenses by the total of average loans and leased properties. The increase is the result of BMSBLC’s cost of funds falling faster than the rates charged by BMSBLC to borrowers and to tenants of leased properties.

        Total revenues were $10.63 million for the year ended December 31, 2002 compared to $12.37 million for the year ended December 31, 2001, a 14% decrease. Interest on loans decreased 39% to $4.85 million for the year ended December 31, 2002 compared to $7.89 million for the year ended December 31, 2001. The large decrease in interest income from loans was primarily due to the 32% decrease in the prime rate. The average prime rate was 4.68% for the year ended December 31, 2002 compared to 6.92% for the year ended December 31, 2001. Average loans under management decreased $19.73 million from a year ago. The decrease was primarily due to maturing loans and the inability to replace them with BMSBLC’s current funding sources. BMSBLC’s ability to make additional loans and to maintain its earnings depends on the ability of the Company to obtain additional sources of funding.

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

        Interest expense decreased 47% to $3.70 million from $7.03 million for the year ended December 31, 2002 as compared with the year ended December 31, 2001 primarily due to lower rates for the Company’s cost of funds and a decrease in the outstanding average debt balance. BMSBLC’s debt cost is based primarily on variable interest rates which were significantly lower due to the decrease in interest rates set by the Federal Reserve. The average prime rate decreased 224 basis points during 2002. The average debt balance also decreased $22.82 million during 2002 as a result of the decrease in loans as explained above. As a result of interest rate swaps, the Parent and BMSBLC recognized a reduction in interest expense of $0.54 million for the year ended December 31, 2002, and $0.69 million for the year ended December 31, 2001.

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

        The Parent and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders. During 2002 and 2001, the Parent took advantage of a provision in the tax law that allows a REIT to retain any capital gains on the sale of real estate properties by paying income tax on the gains. The Parent retained $1.19 million in capital gains and paid $0.41 million in taxes as of December 31, 2002, and retained $0.15 million in capital gains and paid $0.06 million in taxes as of December 31, 2001. Tax basis income for financial services (before the preferred stock dividend) was approximately $4.98 million of $1.33 per share (diluted) for the year ended December 31, 2002. Book income for financial services (before the preferred stock dividend) was $3.89 million or $1.04 per share (diluted) due to the elimination of intercompany revenue and expenses from the consumer products segment and normal book/tax adjustments. For the year ended December 31, 2001, tax basis income for financial services (before the preferred stock dividend) was approximately $3.99 million or $1.07 per share (diluted) and book income (before the preferred stock dividend) was $2.64 million or $0.71 per share (diluted) due to the elimination of intercompany revenue and expenses from the consumer products segment and normal book/tax adjustments.

Liquidity and Capital

Consumer Products

        During 2003, the consumer products segment’s net loss after intercompany transactions was $2.28 million. Intercompany transactions financed $1.15 million of the loss and depreciation financed $1.05 million of the loss. Based on projections for 2004, the consumer products segment is expected to be able to meet its cash flow needs internally from operating cash flows and by using its current line of credit facilities.

        Total assets of consumer products were $15.62 million as of December 31, 2003, and $17.07 million as of December 31, 2002, an 8% decrease. Cash increased to $0.70 million at December 31, 2003, from $0.50 million at December 31, 2002.

        Primarily due to lower fourth quarter sales, accounts receivable, net of the allowance for doubtful accounts, decreased to $2.17 million at December 31, 2003, from $3.23 million at December 31, 2002. LPI’s receivables decreased $0.60 million and LMOD’s receivables decreased $0.46 million. At December 31, 2003, LMOD had an outstanding receivable of $0.27 million from FAO, Inc. FAO, Inc. has filed for bankruptcy and LMOD has provided for 88% of the receivable in its December 31, 2003, allowance for doubtful accounts. Also due to lower sales, inventory, net of the allowance, decreased to $5.56 million at December 31, 2003, compared to $6.35 million at December 31, 2002. LMOD’s inventory decreased $0.66 million and LPI’s inventory decreased $0.13 million. Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

        Property and equipment, net of accumulated depreciation, decreased by $0.32 million as of December 31, 2003, compared to December 31, 2002. Property and equipment increased by $0.56 million while accumulated depreciation increased by $0.88 million.

        Prepaid corporate taxes decreased $0.64 million from the prior year due to the refund in 2003 of estimated income tax payments. The deferred income tax asset increased by $1.37 million between December 31, 2003 and 2002 due to the recognition of the tax benefits related to net operating loss carryforwards generated in 2003. At December 31, 2003, the consumer products segment had unused federal net operating loss carryforwards of approximately $5.6 million. Other prepaid expenses decreased $0.04 million between 2003 and 2002.

        A licensing agreement, with an original cost of $2.5 million, gave LMOD the right to produce certain dolls until April 28, 2003, and an additional twelve months to sell any remaining inventory. It was treated as an intangible asset with a definite five year life and was fully amortized at December 31, 2003. Sales of dolls designed under the licensing agreement have decreased during the past few years and represented less than five percent of LMOD’s sales during the year.

        Goodwill was recorded when the Company purchased the remaining interest in the stock from the estate of Lee Middleton, the founder of LMOD, on April 30, 1998. The purchase price exceeded the carrying value by $0.62 million. As of December 31, 2003 and 2002, the balance of the goodwill, net of previous accumulated amortization, was $0.51 million. For the years ended December 31, 2003 and 2002, no impairment was recorded.

        LMOD decreased its short-term borrowings on a line of credit with InvestorsBank by $1.24 million during the year ended December 31, 2003. The debt was replaced with intercompany loans of $3.10 million which are collateralized by LMOD’s and LPI’s accounts receivable and inventory. Accounts payable and other liabilities decreased $0.30 million between 2003 and 2002.

Financial Services

        During 2003, the financial products segment’s net income after intercompany transactions was $2.79 million. Dividends of $1.17 million were paid to preferred stockholders and dividends of $1.49 million were paid to common stockholders.

        Total assets of financial services were $86.59 million as of December 31, 2003 and $108.47 million as of December 31, 2002. Cash increased to $0.65 million at December 31, 2003 from $0.43 million at December 31, 2002.

        Interest and rent receivable decreased to $0.36 million as of December 31, 2003, from $0.52 million at December 31, 2002. The rent receivable is shown net of an allowance for doubtful accounts of $150,000 at both periods. At December 31, 2003, four non-performing loans totaling $0.45 million in principal were on non-accrual, resulting in $0.02 million of interest income which would have been recorded for the year had the non-accruing loans been current in accordance with their original terms. Two tenants were also on non-accrual resulting in $0.45 million of rental income which would have been recorded for the year had the tenants been current in accordance with their leases.

        Property and equipment and other assets, including prepaid amounts, increased by $0.93 million. Property and equipment decreased by $0.06 million due to depreciation. Interest rate swap contracts decreased by $0.51 million due to the termination of those contracts in 2003. BMSBLC’s other assets increased by $1.50 million due to a receivable from the sale of a leased property on December 31, 2003. This receivable was collected in January, 2004.

        Total loans (excluding intercompany loans) decreased by $21.31 million, or 29%, to $52.29 million at December 31, 2003, from $73.60 million at December 31, 2002, with a corresponding decrease in liabilities. As of December 31, 2003 and 2002, management did not provide an allowance for loan losses due to management’s belief that the collateral which secured nonperforming loans was adequate to fully secure the debtors’ obligation to BMSBLC.

        Leased properties, net of accumulated depreciation, decreased to $30.81 million as of December 31, 2003, compared to $32.37 million as of December 31, 2002. One property that was under construction was completed in 2003 and two leased properties were sold during 2003. A foreclosed loan of $1.75 million was added to the leased property portfolio during the second quarter of 2003. This property was then sold on December 31, 2003, for $1.59 million. The decrease in the property value and other related foreclosure costs totaling $0.33 million were expensed in 2003.

        The financial services’ total consolidated indebtedness at December 31, 2003 decreased $18.58 million, primarily as the result of the reduction of the loan portfolio.

Financial services debt	12/31/2003	12/31/2002
Short-term debt	$53.23 million	$54.75 million
Long-term debt	$18.54 million	$35.60 million
Redeemable preferred stock	$16.85 million	$16.85 million

        BMSBLC’s short-term debt facility consists of commercial paper and drawn letters of credit backed by a $65 million line of credit that matures on June 25, 2004. At December 31, 2003, the outstanding commercial paper balance was $34.0 million. BMSBLC also had drawn $18.2 million against its bank line of credit to replace outstanding commercial paper that had matured and was unable to be replaced by sales of additional commercial paper. The bank line of credit has a higher interest rate of approximately 40 basis points than that paid on commercial paper which resulted in a reduction of net income for 2003. The Parent also has a line of credit agreement with InvestorsBank providing for a line of credit of $1.41 million bearing interest at the prime rate. The outstanding balance on the line at December 31, 2003, was $1.03 million.

        Long-term debt consists primarily of fixed rate debt. In 2004, BMSBLC paid off long-term debt of $5.58 million and replaced it with short-term debt from the bank line of credit at a lower interest rate.

        Accrued liabilities decreased to $1.13 million at December 31, 2003, as compared to $1.66 million at December 31, 2002, due to the decrease in loan participations.

        The Parent has outstanding preferred stock of $16.85 million which is required to be redeemed no later than July 1, 2008.

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

Consumer Products

        Allowance for doubtful accounts. LMOD and LPI provide an allowance for doubtful accounts based on management’s estimate of uncollectible amounts. The estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

        Inventory valuation. Inventories are valued at lower of cost or market using the first-in, first-out (FIFO) method.

        Allowance for obsolete inventory. LMOD and LPI provide an allowance for obsolete inventory items based on management’s estimate. The estimate is based on items which are slow-moving or obsolete and for which management feels that full value cannot be realized.

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

        Deferred income tax assets. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to different methods used for depreciation for income tax purposes, vacation accruals, health insurance, deferred revenue, net operating losses, capitalization requirements of the Internal Revenue Code, allowances for doubtful accounts and obsolete inventory and charitable contribution carryforwards. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

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

        Derivative Instruments. The Company designates all derivative instruments as either fair value hedges or cash flow hedges and to record the hedge on the balance sheet at its fair market value. The net gain/loss on instruments classified as cash flow hedges are reported as changes in other comprehensive income. The net gain/loss on instruments classified as fair value hedges are reported as increases/decreases in current year earnings. All derivatives are marked to market on the balance sheet.

        Fair Value of Financial Instruments. Financial Accounting Standards Board Statement No. 107, “Disclosures About Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company (See Note 21 to the consolidated financial statements).

Off Balance Sheet Arrangements

        BMSBLC, in its ordinary course of business, had undisbursed loan commitments and lines of credit totaling $1.77 million and $1.28 million at December 31, 2003 and 2002, respectively. There were no letters of credit outstanding as of December 31, 2003.

Contractual Obligations

        The Company has obligations and commitments to make future payments under debt and operating leases. The following schedule details these obligations at December 31, 2003.

	Payments due by period
Contractual obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	After 5 years
Consumer products segment
Operating Lease Obligations	$1,852,232	$722,004	$998,730	$131,498	$--
Financial services segment
Long-term debt	$12,253,333	$4,003,334	$2,811,667	$1,488,334	$3,949,998
Loan participations *	$6,289,827	$826,889	$4,797,961	$664,977	$--
Preferred stock	$16,854,775	$--	$--	$16,854,775	$--
Total contractual obligations	$37,250,167	$5,552,227	$8,608,358	$19,139,584	$3,949,998

*	Loan participation payments are made when principal is paid on the corresponding notes. Therefore, the above estimates reflect expected principal payments on notes.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

        This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may”, “will”, “could”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, including the condition of the local real estate market, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or real estate portfolios, demand for loan products, competition, demand for financial services in the Company’s market area, the accessibility of funding sources at competitive rates, demand for the Company’s consumer products, the degree of success of the Company’s strategy to reduce prices on its collectible dolls and reduce expenses, payment when due of principal and interest on loans made by the Company, payment of rent by lessees on Company properties and the necessity to make additions to the Company’s loan loss reserve. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        The Parent and BMSBLC assume interest rate risk (the risk that general interest rate levels will change) as a normal component of its operations. As a result, fair values of the Parent’s and BMSBLC’s financial instruments will change when interest rate levels fluctuate and that change may be either favorable or unfavorable to the Company.

        The Parent and BMSBLC’s debt structure and interest rate risk are managed through the use of fixed and variable rate debt. Management attempts to match variable rate loans with variable rate debt and fixed rate loans with fixed rate debt to the extent believed necessary to minimize interest rate risk. The Parent and BMSBLC’s fixed rate loans are matched with fixed rate debt, which reduces market rate risk. Variable rate loans are also matched against variable rate debt.

        BMSBLC’s $30.81 million of carrying value of leased properties are considered a fixed rate earning asset which is matched against $16.85 million of fixed rate preferred stock and $8.24 million of variable rate debt with the remaining $5.72 million funded with common equity. In the present low interest rate environment the mismatch of $8.24 million variable rate debt against fixed rate earning assets has been favorable to BMSBLC. In a rising interest rate environment the margin of difference becomes smaller and less favorable to BMSBLC. For example, an increase in the interest rate paid on the variable debt of 1%, would decrease Company pre-tax profits in an amount approximating $80,000.

Item 8.    Financial Statements and Supplementary Data

The Middleton Doll Company

Consolidated Financial Statements

Contents

Report of Virchow, Krause & Company, LLP, Independent Auditors	24
Consolidated Balance Sheets as of December 31, 2003 and 2002	25
Consolidated Statements of Income
For the years ended December 31, 2003, 2002 and 2001	27
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2003, 2002 and 2001	29
Consolidated Statements of Cash Flows
For the years ended December 31, 2003, 2002 and 2001	30
Notes to Consolidated Financial Statements	32

Financial Statement Schedules

Schedule I	Condensed Financial Information of Registrant	55
Schedule II	Valuation and Qualifying Accounts	55
Schedule IV	Mortgage Loans on Real Estate	56

INDEPENDENT AUDITOR’S REPORT

Board of Directors and Shareholders
The Middleton Doll Company and Subsidiaries
Waukesha, Wisconsin

We have audited the accompanying consolidated balance sheets of The Middleton Doll Company and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2003, 2002 and 2001. We have also audited the financial statement schedules listed in Item 8. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Middleton Doll Company and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules listed in Item 8, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

VIRCHOW, KRAUSE & COMPANY, LLP
/s/ Virchow, Krause & Company, LLP

Milwaukee, Wisconsin
January 28, 2004

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002

ASSETS

	2003	2002
CONSUMER PRODUCTS
Current Assets:
Cash and cash equivalents	$697,558	$500,815
Accounts receivable, net	2,168,935	3,233,376
Inventory, net	5,419,216	6,206,737
Prepaid inventory	142,695	142,512
Prepaid corporate taxes	36,219	677,295
Other prepaid expenses	285,034	327,977

Total current assets	8,749,657	11,088,712
Property and equipment, net	3,677,998	3,995,514
Deferred income taxes	2,685,224	1,316,526
Licensing agreement, net	--	166,666
Goodwill	506,145	506,145

Total Consumer Products Assets	15,619,024	17,073,563

FINANCIAL SERVICES
Cash and cash equivalents	654,846	433,847
Interest receivable	252,268	268,091
Rent receivable, net	112,055	250,487
Loans	52,285,926	73,600,884
Leased properties, net	30,807,874	32,374,813
Property and equipment, net	15,529	73,404
Interest rate swap contracts	--	512,316
Other assets	2,456,815	951,260

Total Financial Services Assets	86,585,313	108,465,102

TOTAL ASSETS	$102,204,337	$125,538,665

See accompanying notes to consolidated financial statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)
December 31, 2003 and 2002

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY

	2003	2002
LIABILITIES
CONSUMER PRODUCTS
Short-term borrowings	$--	$1,242,000
Accounts payable	599,024	1,019,546
Accrued salaries	219,608	250,611
Accrued liabilities	647,471	494,784

Total Consumer Products Liabilities	1,466,103	3,006,941

FINANCIAL SERVICES
Commercial paper	34,002,000	51,272,618
Lines of credit	19,225,000	3,480,000
Direct pay letter of credit obligation	2,600,000	7,305,000
State of Wisconsin Investment Board notes payable	8,333,333	9,666,667
Loan participations with repurchase options	6,289,827	17,184,176
Other borrowings	1,320,000	1,441,042
Accrued liabilities	1,131,103	1,657,322

Total Financial Services Liabilities Excluding Preferred Shares	72,901,263	92,006,825
Preferred shares subject to mandatory redemption, net	16,854,775	16,854,775

Total Financial Services Liabilities	89,756,038	108,861,600

MINORITY INTEREST
Minority interest in subsidiaries	28,786	51,641
SHAREHOLDERS' EQUITY
Common stock, 6 2/3 cents par value,
15,000,000 shares authorized, 4,401,599 shares issued	293,441	293,441
Additional paid-in capital	16,604,744	16,604,744
Retained earnings	781,147	2,933,904
Treasury stock, 674,010 shares, at cost	(6,725,922)	(6,725,922)
Accumulated other comprehensive income	--	512,316

	10,953,410	13,618,483

TOTAL LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY	$102,204,337	$125,538,665

See accompanying notes to consolidated financial statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
CONSUMER PRODUCTS
NET SALES	$17,604,836	$23,463,333	$27,230,808
COST OF GOODS SOLD	11,449,356	13,910,220	14,965,180

Gross Profit	6,155,480	9,553,113	12,265,628

OPERATING EXPENSES
Sales and marketing	3,547,544	4,978,653	6,324,482
New product development	738,997	868,100	991,648
General and administrative	4,360,444	3,909,984	4,659,596

Total Operating Expenses	8,646,985	9,756,737	11,975,726

Net operating income (loss)	(2,491,505)	(203,624)	289,902

OTHER INCOME (EXPENSES)
Interest expense	(4,778)	(167,091)	(253,642)
Other income, net	17,344	39,256	25,171

Net Other Income (Expenses)	12,566	(127,835)	(228,471)

Income (loss) before income taxes, minority
interest and intercompany charges	(2,478,939)	(331,459)	61,431
Less: Applicable income tax (expense) benefit	887,460	826,718	(25,064)
Minority interest in losses (earnings) of subsidiaries	22,857	(84,129)	(101,806)

INCOME (LOSS) BEFORE INTERCOMPANY CHARGES -
CONSUMER PRODUCTS	$(1,568,622)	$411,130	$(65,439)

FINANCIAL SERVICES
REVENUES
Interest on loans	$3,258,164	$4,849,362	$7,894,999
Rental income	3,074,479	3,636,388	3,887,964
Gain on sales of leased properties	518,967	1,186,961	150,979
Gain on termination of interest rate swaps	484,304	747,000	249,500
Other income	178,950	209,230	188,639

Total Revenues	7,514,864	10,628,941	12,372,081

EXPENSES
Interest expense	2,869,363	3,699,308	7,027,025
Depreciation expense	771,451	825,244	863,309
Management fee expense	931,082	985,720	991,511
Other operating expenses	1,162,224	820,658	783,547

Total Expenses	5,734,120	6,330,930	9,665,392

Income before income taxes and
intercompany revenue	1,780,744	4,298,011	2,706,689
Less: Applicable income tax expense	(183,695)	(406,173)	(64,970)

INCOME BEFORE INTERCOMPANY REVENUE - FINANCIAL SERVICES	$1,597,049	$3,891,838	$2,641,719

See accompanying notes to consolidated financial statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
TOTAL COMPANY
Income (loss) before income taxes, minority
interest and intercompany activity
Consumer products	$(2,478,939)	$(331,459)	$61,431
Financial services	1,780,744	4,298,011	2,706,689

Total Company	(698,195)	3,966,552	2,768,120
Income tax benefit	1,185,003	758,305	416,325
Minority interest in losses (earnings) of subsidiaries	22,857	(84,129)	(101,806)

NET INCOME	509,665	4,640,728	3,082,639
Preferred stock dividends	(1,171,407)	(1,437,712)	(1,437,713)

NET INCOME (LOSS) AVAILABLE TO COMMON
SHAREHOLDERS	$(661,742)	$3,203,016	$1,644,926

Basic earnings (loss) per common share	$(0.18)	$0.86	$0.44

Diluted earnings (loss) per common share	$(0.18)	$0.86	$0.44

Weighted average shares outstanding	3,727,589	3,727,589	3,727,589

SEGMENT RECONCILIATION
CONSUMER PRODUCTS
Income (loss) before intercompany charges	$(1,568,622)	$411,130	$(65,439)
Interest and rent expense to parent	(747,524)	(590,088)	(823,953)
Management fees to parent	(449,267)	(438,909)	(416,537)
Applicable income tax benefit related to intercompany
charges	481,238	337,760	506,359

Total Segment Net Loss	(2,284,175)	(280,107)	(799,570)

FINANCIAL SERVICES
Income before intercompany revenue	1,597,049	3,891,838	2,641,719
Interest and rent income from subsidiary	747,524	590,088	823,953
Management fees from subsidiary	449,267	438,909	416,537

Total Segment Net Income	2,793,840	4,920,835	3,882,209

NET INCOME	$509,665	$4,640,728	$3,082,639

See accompanying notes to consolidated financial statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2003, 2002 and 2001

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income	Total
BALANCES - December 31, 2000	$293,441	$16,604,744	$2,965,814	$(6,725,922)	$--	$13,138,077

Comprehensive income
Net income - 2001	--	--	3,082,639	--	--	3,082,639
Unrealized gains on cash
flow hedges	--	--	--	--	2,645,838	2,645,838
Reclassification adjustment
for gains realized on
termination of cash flow
hedges included in net
income	--	--	--	--	(249,500)	(249,500)
Reclassification adjustment
for cash flow hedging
gains included in net income	--	--	--	--	(692,168)	(692,168)

Total Comprehensive Income						4,786,809

Cash dividends on preferred stock -
8.53% dividend rate	--	--	(1,437,713)	--	--	(1,437,713)
Cash dividends on common stock -
$.65 per share	--	--	(2,439,924)	--	--	(2,439,924)

BALANCES - December 31, 2001	293,441	16,604,744	2,170,816	(6,725,922)	1,704,170	14,047,249

Comprehensive income
Net income - 2002	--	--	4,640,728	--	--	4,640,728
Unrealized gains on cash
flow hedges	--	--	--	--	95,317	95,317
Reclassification adjustment
for gains realized on
termination of cash flow
hedges included in net
income	--	--	--	--	(747,000)	(747,000)
Reclassification adjustment
for cash flow hedging
gains included in net
income	--	--	--	--	(540,171)	(540,171)

Total Comprehensive Income						3,448,874

Cash dividends on preferred stock -
8.53% dividend rate	--	--	(1,437,712)	--	--	(1,437,712)
Cash dividends on common stock -
$.65 per share	--	--	(2,439,928)	--	--	(2,439,928)

BALANCES - December 31, 2002	293,441	16,604,744	2,933,904	(6,725,922)	512,316	13,618,483

Comprehensive Loss
Net income - 2003	--	--	509,665	--	--	509,665
Unrealized gains on
cash flow hedges	--	--	--	--	(28,012)	(28,012)
Reclassification adjustment
for gains realized on
termination of cash flow
hedges included in net
income	--	--	--	--	(484,304)	(484,304)

Total Comprehensive Loss						(2,651)

Cash dividends on preferred stock -
8.53% dividend rate in January,
April and July and 5.37%
dividend rate in October	--	--	(1,171,407)	--	--	(1,171,407)
Cash dividends on common stock -
$.40 per share	--	--	(1,491,015)	--	--	(1,491,015)

BALANCES - December 31, 2003	$293,441	$16,604,744	$781,147	$(6,725,922)	$--	$10,953,410

See accompanying notes to consolidated financial statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
CONSUMER PRODUCTS
CASH FLOWS FROM OPERATING ACTIVITIES
Segment net loss	$(2,284,175)	$(280,107)	$(799,570)
Adjustments to reconcile segment net
loss to net cash flows from operating
activities
Depreciation and amortization	1,047,968	1,357,557	1,099,844
Provision for losses on accounts
receivable	387,039	579,984	390,845
(Gain) loss on disposal of leased property	--	(6,391)	16,508
Provision for inventory reserve	31,527	186,583	372,401
Deferred income tax benefit	(1,368,698)	(599,804)	(304,464)
Change in minority interest in subsidiaries	(22,855)	(203,619)	101,806
Net change in
Accounts receivable	677,402	141,084	(458,787)
Inventory, net	755,994	(299,498)	(37,092)
Other assets	683,836	632,196	(178,858)
Accounts payable	(420,522)	225,367	(107,161)
Other liabilities	121,684	(225,509)	(111,370)

Net Cash Flows from Operating Activities	(390,800)	1,507,843	(15,898)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(563,786)	(695,985)	(1,301,255)
Repayment of loans	--	621,968	--

Net Cash Flows from Investing Activities	(563,786)	(74,017)	(1,301,255)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in short term
borrowings	(1,242,000)	(2,158,000)	2,223,074
Net decrease in other notes payable	--	(16,518)	(301,298)
Net intercompany transactions	2,393,329	560,240	(551,774)

Net Cash Flows from Financing Activities	1,151,329	(1,614,278)	1,370,002

Net Change in Cash and Cash Equivalents	196,743	(180,452)	52,849
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	500,815	681,267	628,418

CASH AND CASH EQUIVALENTS - END OF YEAR	$697,558	$500,815	$681,267

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$4,778	$167,091	$191,402
Cash paid (received) for income taxes	(600,376)	(685,641)	214,834

See accompanying notes to consolidated financial statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
FINANCIAL SERVICES
CASH FLOWS FROM OPERATING ACTIVITIES
Segment net income	$2,793,840	$4,920,835	$3,882,209
Adjustments to reconcile segment net
income to net cash flows from
operating activities
Depreciation	771,451	825,244	863,309
Loss on disposal of leased property	346,022	--	--
Gain on sale of leased properties	(518,967)	(1,186,961)	(150,979)
Net change in
Interest receivable	15,823	163,193	341,620
Rent receivable	138,432	(113,548)	159,515
Other assets	(1,505,555)	405,357	65,794
Accrued liabilities	(526,219)	172,917	(305,353)

Net Cash Flows from Operating Activities	1,514,827	5,187,037	4,856,115

CASH FLOWS FROM INVESTING ACTIVITIES
Net loan repayments received	21,314,958	25,617,483	12,050,935
Proceeds from sale of leased properties	4,416,135	6,199,083	1,387,187
Purchase or construction of leased property	(3,389,827)	(3,267,757)	(1,467,508)
Net intercompany transactions	(2,393,329)	(560,240)	551,774

Net Cash Flows from Investing Activities	19,947,937	27,988,569	12,522,388

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in commercial paper	(17,270,618)	(11,534,285)	1,461,038
Net change in lines of credit	15,745,000	(4,720,000)	200,000
Net payments on letter of credit	(4,705,000)	(495,000)	(4,285,000)
Repayment of SWIB notes	(1,333,334)	(1,333,334)	(1,333,332)
Repayment of loan participations with repurchase options	(10,894,349)	(10,939,731)	(9,333,449)
Net repayment of other long-term debt	(121,042)	(71,275)	(65,893)
Preferred stock dividends paid	(1,171,407)	(1,437,712)	(1,437,713)
Common stock dividends paid	(1,491,015)	(2,439,928)	(2,439,924)

Net Cash Flows from Financing Activities	(21,241,765)	(32,971,265)	(17,234,273)

Net Change in Cash and Cash Equivalents	220,999	204,341	144,230
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	433,847	229,506	85,276

CASH AND CASH EQUIVALENTS - END OF YEAR	$654,846	$433,847	$229,506

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$2,989,597	$4,085,858	$7,307,518

See accompanying notes to consolidated financial statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 1 — Summary of Significant Accounting Policies

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

The consumer products segment consists of a 99% interest in LMOD and a 100% interest in LPI. On January 1, 2002, LMOD acquired the remaining 49% interest in LPI. In 2002, LMOD’s 51% interest in Middleton (HK) Limited was liquidated. LMOD is a manufacturer of collectible vinyl dolls and a distributor of vinyl play dolls. LPI designs, develops and markets a line of quality, proprietary time pieces.

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

   Segment Information

The Company is reporting segment assets, liabilities, sales and operating income in the same format reviewed by the Company’s management. As discussed above, the Company has two reportable segments: consumer products (which includes LMOD and LPI) and financial services (which includes the Company and BMSBLC). Segment information required to be disclosed is included in the accompanying consolidated financial statements. Intersegment charges are reflected in the segment reconciliation on the consolidated statements of income and on the consolidated statements of cash flows.

   Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents are defined as those financial assets with an original maturity of three months or less. The Company may at times maintain balances at financial institutions that exceed federally insured limits. The Company has not experienced any losses in such accounts.

NOTE 1 — Summary of Significant Accounting Policies (cont.)

   Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal. Interest income is accrued on the unpaid principal balance. The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower’s ability to meet payment of interest or principal when they become due. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

   Allowance for Loan Losses

A loan is considered impaired when, based on current information and events, it is probable that the lender will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Management reviews the value of the collateral on each loan to determine if an allowance for loan losses is necessary. Management has determined that no allowance for loan losses is necessary.

   Rent Receivable

Rent receivable is accrued on a monthly basis based on the lease agreement. If at any point it is determined the lessee will not make rent payments as dictated by the lease agreement, the accrual of rent is discontinued until management determines the rent to be collectible. Rent receivable is presented net of an allowance for lease losses of $150,000 at December 31, 2003 and 2002.

   Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $555,738 and $332,386 at December 31, 2003 and 2002, respectively.

   Interest Rate Swap Agreements

The Company periodically enters into interest rate swap agreements as a means of managing interest rate exposure. The differential to be paid or received on all interest rate swap agreements is accrued as interest rates change and is recognized over the life of the agreements. The swap agreements are recorded at fair value on the consolidated balance sheet with the net adjustment recorded as other comprehensive income.

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

NOTE 1 — Summary of Significant Accounting Policies (cont.)

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

   Research and Development Costs

The cost of research, development and product improvement costs are charged to expense as they are incurred. Research, development and product improvement costs are reported as a separate component of operating expenses and total $738,997, $868,100 and $991,648 for the years ended December 31, 2003, 2002 and 2001, respectively.

   Stock Based Compensation

At December 31, 2003, the Company has a stock-based employee compensation plan which is described more fully in Note 18. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under this plan had an exercise price equal to the approximate market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with SFAS No. 148 Accounting for Stock-Based Compensation — Transition and Disclosure, the effect on (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2003	2002	2001
Net (loss) income available to common shareholders - as
reported	$(661,742)	$3,203,016	$1,644,926

Basic (loss) earnings per common share - as reported	$(0.18)	$0.86	$0.44

Diluted (loss) earnings per common share - as reported	$(0.18)	$0.86	$0.44

   Income Taxes

The Company and its qualified REIT subsidiary, BMSBLC, qualify as real estate investment trusts under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders. During 2003, 2002 and 2001, the Company took advantage of a provision in the tax law that allows a REIT to retain any capital gains on sale of real estate properties and pay the corresponding tax on the gains.

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

NOTE 1 — Summary of Significant Accounting Policies (cont.)

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to different methods used for depreciation for income tax purposes, vacation accruals, health insurance, deferred revenue, net operating losses, capitalization requirements of the Internal Revenue Code, allowances for doubtful accounts and obsolete inventory and charitable contribution carryforwards. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

   Shipping and Handling Costs

Shipping and handling costs charged to customers have been included in net sales. Shipping and handling costs incurred by the company have been included in cost of goods sold.

   Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $762,779, $920,361 and $1,408,734 for the years ended December 31, 2003, 2002 and 2001, respectively

   Off-Balance Sheet Financial Instruments

In the ordinary course of business BMSBLC has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

   Derivative Financial Instruments Designated As Hedges

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133", and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. These statements require the Company to designate all derivative instruments as either fair value hedges or cash flow hedges and to record the hedge on the balance sheet at its fair value. The net gain/loss on instruments classified as cash flow hedges are reported as changes in other comprehensive income. The net gain/loss on instruments classified as fair value hedges are reported as increases/decreases in current year earnings.

The Company has used interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. The interest component associated with the contract is recognized over the life of the contract as an adjustment to interest expense.

Contracts that do not meet the hedging criteria are classified as trading activities and are recorded at fair value with changes in fair value recorded in earnings.

NOTE 1 — Summary of Significant Accounting Policies (cont.)

   Earnings Per Common Share

Earnings per common share are computed based upon the weighted average number of common shares outstanding during each year. In the computation of diluted earnings per common share, all dilutive stock options are assumed to be exercised at the beginning of each year and the proceeds are used to purchase shares of the Company’s common stock at the average market price during the year.

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
Interest rate swaps Mandatorily redeemable preferred stock

Discounted Cash Flows
Using interest rates currently being offered on instruments with similar terms and with similar credit quality:
All loans except variable rate loans described above
Fixed rate long-term debt

NOTE 1 — Summary of Significant Accounting Policies (cont.)
Quoted fees currently being charged for similar instruments

Taking into account the remaining terms of the agreements and the counterparties’ credit standing:
Off-balance-sheet instruments
Letters of credit
Lending commitments

Since the majority of the Company’s off-balance-sheet instruments consist of nonfee-producing, variable rate commitments, the Company had determined these do not have a distinguishable fair value.

   Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies financial accounting and reporting for derivative instruments and requires that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, clarifies when a derivative contains a financing component, and amends the definition of an underlying derivative to conform it to language used in Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees. The provisions for this statement are effective for contracts entered into or modified after June 30, 2003. The Company adopted this statement and the implementation of this standard did not have a material impact on the consolidated financial statements.

Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires an issuer to classify the following instruments as liabilities: 1) a financial instrument issued in the form of shares that is mandatorily redeemable, 2) a financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares or 3) a financial instrument that embodies an unconditional obligation. The Company adopted this statement and the implementation of this standard did not have a material impact on the consolidated financial statements.

In January 2003 the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The interpretation provides financial reporting guidance to companies involved with variable interest entities (VIEs). It requires variable interest entities to be consolidated by their primary beneficiary when certain circumstances exist. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. The primary beneficiary of the VIE is the entity that is subject to a majority of the risk of loss from the VIE’s activity or is entitled to receive a majority of its residual returns or both. A VIE is a legal entity used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.

In addition, this interpretation expands the disclosure requirements for both VIEs that are consolidated as well as those from which the entity is the holder of a significant amount of beneficial interests, but not the majority. The application of this interpretation is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Company does not have any variable interest entities, therefore the adoption of this statement will not have a material impact on the consolidated financial statements.

NOTE 1 — Summary of Significant Accounting Policies (cont.)

   Reclassification

Certain 2002 and 2001 amounts have been reclassified to conform with the 2003 presentation. The reclassifications have no effect on reported amounts of net income or equity.

NOTE 2 — Related Entity

The Company shares common ownership and management with InvestorsBancorp, Inc. (the Bank). The Company and the Bank have a Management Services and Allocation of Expenses Agreement (the Agreement). The Agreement allows the employees of the Bank to provide loan management, leasing and accounting services to the Company for a fee, payable monthly. Management fee expense relating to the Agreement was $931,082, $985,720 and $991,511 for the years ended December 31, 2003, 2002 and 2001, respectively. Overhead expenses are also shared between the two entities in accordance with the Agreement. The Company also rents space from the Bank under a lease agreement dated October 31, 2002. Rent expense was $57,996 and $9,666 for the years ended December 31, 2003 and 2002, respectively.

NOTE 3 — Concentrations

The consumer products segment’s customers are not concentrated in any specific geographic region. For the year ended December 31, 2003, the consumer products segment had three customers, two customers at LPI and one customer at LMOD, that accounted for $5,797,932, or 33%, of its total revenue. The Company establishes an allowance for doubtful accounts based upon the factors surrounding the credit risk of specific customers, historical trends and other information. The Company routinely assesses the financial strength of its customers, and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

Approximately 50% of LMOD’s labor force is subject to a collective bargaining agreement. The agreement’s expiration date is April 30, 2004.

The financial services segment grants loans and leases properties to small and medium-sized businesses primarily in southeastern Wisconsin. As of December 31, 2003 and 2002, respectively, the Company had loans outstanding to its largest borrower totaling $10,699,095 and $11,609,853, which represented approximately 20% and 16% of the total loans outstanding, respectively.

NOTE 4 — Allowance for Rental Losses

The allowance for rental losses is established as losses are estimated to have occurred through a provision for losses charged to earnings. Management reviews the entire rent receivable portfolio when determining the necessary allowance. As of December 31, 2003, 2002 and 2001, the allowance was $150,000.

NOTE 5 — Loans

Approximately 80% of the Company’s loan portfolio consists of variable-rate loans with terms of five to fifteen years. Substantially all loans are collateralized by first or second mortgages on commercial real estate.

Impaired loans were $245,829 and $2,006,016 at December 31, 2003 and 2002, respectively. The average recorded amount of impaired loans during 2003 and 2002 was $688,493 and $901,697, respectively. The interest accrued on the impaired loans was $20,936 and $20,936 at December 31, 2003 and 2002, respectively. There was no allowance for loan loss related to these loans at December 31, 2003 and 2002. Interest income on impaired loans of $0, $34,405 and $18,115 was recognized for cash payments received in 2003, 2002 and 2001, respectively.

Undisbursed loan commitments and lines of credit totaled $1,769,996 and $1,284,931 at December 31, 2003 and 2002, respectively. There were no letters of credit outstanding as of December 31, 2003.

NOTE 6 — Loans Sold

The Company has the ability to sell loans with the option to repurchase them at a later date. During 2003, the Company sold no loans to third parties with repurchase options. During 2002, the Company sold $2,818,488 of loans to third parties with the option to repurchase them. These sales have been accounted for as secured financings. As of December 31, 2003 and 2002, the balance of loan participations sold with repurchase options was $6,289,827 and $17,184,176, respectively. Of this amount approximately $3.6 million and $7 million was sold to a single non-related party as of December 31, 2003 and 2002, respectively. These loan participations mature as the corresponding notes mature with the maturities ranging from one to five years. Under the terms of the repurchase agreements, the Company retains servicing rights for the entire loan. As servicer and provider of recourse, certain agreements require the Company to comply with various covenants, including the maintenance of net worth. As of December 31, 2003, the Company was in compliance with these covenants.

For the loans sold with no recourse, the Company is susceptible to loss on the loans up to the percentage of the retained interest to the extent the underlying collateral is insufficient in the event of nonperformance by the borrower. The Company’s retained interest is subordinated to the portion sold. The Company has not sold any loans without recourse. For the loans sold with full recourse, the Company is susceptible to loss equal to the total principal balance of the loan to the extent the underlying collateral is insufficient in the event of nonperformance. No associated loss reserve has been established as of December 31, 2003, 2002 and 2001, for loans which have been sold.

NOTE 7 — Inventory

Inventory consists of the following at December 31:

	2003	2002
Raw materials	$1,301,800	$2,317,792
Work in process	95,148	100,118
Finished goods	4,150,552	3,885,584

	5,547,500	6,303,494
Allowance for obsolete inventory	(128,284)	(96,757)

	$5,419,216	$6,206,737

NOTE 8 — Leased Properties

The major categories of leased properties at December 31 are summarized as follows:

	Useful Lives	2003	2002
Land	N/A	$3,862,730	$4,270,872
Buildings	40 yrs.	29,741,639	29,617,851
Construction in progress	N/A	--	780,143

Total		33,604,369	34,668,866
Less: accumulated depreciation		(2,796,495)	(2,294,053)

Net		$30,807,874	$32,374,813

Depreciation expense on leased properties was $713,576, $757,308 and $775,122 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company normally leases its properties pursuant to a lease agreement with initial lease terms, primarily ranging from five to fifteen years. The leases require the lessee to pay all operating expenses including utilities, insurance and taxes. The lease agreements, all of which are operating leases, expire at various dates through 2012 and provide the lessee with renewal and purchase options. If it is determined that the lessee will not be able to make all required lease payments, the lease is put on nonaccrual and no future amounts of rents are accrued. At such time that the lessee becomes current on past lease payments, the Company will resume the accrual of lease payments. Rent receivable is shown net of an allowance of $150,000 at December 31, 2003, 2002 and 2001.

Minimum future rental income, by year, from these leases based on the agreements in effect at December 31, 2003 is as follows:

Year	Projected Rental Income
2004	$3,555,745
2005	3,228,237
2006	2,970,947
2007	2,661,391
2008	2,235,590
Future years	2,765,605

$17,417,515

The Company had been leasing half of its office space to InvestorsBank, a related party. Monthly rents were variable based on LIBOR. Rental income from the related party for the years ended December 31, 2002 and 2001 was $48,015 and $57,618, respectively. In November 2002, the building was sold to InvestorsBank, thus no rental income was recognized in 2003.

NOTE 9 — Property and Equipment

The major categories of property and equipment at December 31 are summarized as follows:

	Useful Lives	2003	2002
Consumer Products:
Land	N/A	$173,590	$173,590
Building	40 yrs.	1,944,685	1,944,685
Machinery and equipment	3-5 yrs.	3,161,342	2,831,628
Furniture and fixtures	7 yrs.	2,068,638	1,834,564

Total		7,348,255	6,784,467
Less: accumulated depreciation		(3,670,257)	(2,788,953)

Net		$3,677,998	$3,995,514

Financial Services:
Furniture and fixtures	3-7 yrs.	$751,532	$751,532
Less: accumulated depreciation		(736,003)	(678,128)

Net		$15,529	$73,404

Depreciation expense for consumer products was $881,302, $857,557 and $568,860 and for financial services was $57,875, $67,936 and $88,187 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 10 — Goodwill and Intangible Assets

The goodwill associated with the acquisition of LMOD amounted to $619,753. The amount, under previous accounting requirements, was amortized over a period of twenty years. The unamortized amount and current carrying value of goodwill is $506,145.

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

	2003	2002	2001
Net income available to common shareholders - as reported	$(661,742)	$3,203,016	$1,644,926
Add back goodwill amortization	--	--	30,984

Adjusted net income	$(661,742)	$3,203,016	$1,675,910

Basic earnings per common share - as reported	$(0.18)	$0.86	$0.44
Add back goodwill amortization	--	--	0.01

Adjusted net income	$(0.18)	$0.86	$0.45

Diluted earnings per common share - as reported	$(0.18)	$0.86	$0.44
Add back goodwill amortization	--	--	0.01

Adjusted net income	$(0.18)	$0.86	$0.45

NOTE 10 — Goodwill and Intangible Assets (cont.)

The Company had a licensing agreement with a third party giving it the right to produce certain dolls under a five year royalty agreement with an original cost of $2,500,000. The licensing agreement, which expired in April of 2003, was amortized over five years. Amortization expense for the licensing agreement amounted to $166,666 in 2003 and $500,000 in 2002 and 2001. Accumulated amortization for the licensing agreement amounted to $2,500,000 and $2,333,334 at December 31, 2003 and 2002, respectively.

NOTE 11 — Short-Term Borrowings

Short-term borrowings consist of the following at December 31:

	2003	2002
Consumer Products:
Short-term borrowings	$--	$1,242,000
Financial Services:
Commercial paper	34,002,000	51,272,618
Lines of credit	19,225,000	3,480,000

Total short-term borrowings	$53,227,000	$55,994,618

Consumer Products:

In 2002, LMOD had a loan agreement with InvestorsBank, a related party, providing for a line of credit of $4,075,000 at prime plus .50%, which was 4.75% at December 31, 2002. The note matured on February 28, 2003, at which time the note was paid in full. The note was paid with proceeds of a new note with similar short-term financing from a related party. The agreement was collateralized by receivables and inventory of LMOD and LPI.

Financial Services:

Commercial paper is issued for working capital purposes and maturities within 90 days of the issuance date. The average yield on commercial paper outstanding at December 31, 2003 and 2002 was 1.41% and 1.77%, respectively.

As of December 31, 2003, BMSBLC has a line of credit with three participating banks. The line of credit agreement provides for a maximum line of credit of $65,000,000 less the outstanding principal amount of the commercial paper and direct pay letter of credit obligation. The agreement bears interest at the prime rate or at the 30, 60, or 90 day LIBOR rate plus one and three-eighths percent. The interest rate index is determined by BMSBLC at the time funds are drawn. Interest is payable monthly and the agreement expires on June 25, 2004. BMSBLC is also required to pay a commitment fee equal to one-half of one percent per year on the unused amount of the loan commitment. The outstanding principal balance was $18,200,000 and $0 at December 31, 2003 and 2002, respectively.

The financial services’ commercial paper and lines of credit are collateralized by a pool of loans with an outstanding balance of $36.2 million and $38.8 million and leased properties with net carrying value of approximately $29.1 million and $30.9 million as of December 31, 2003 and 2002, respectively.

The Company had a line of credit agreement with one of its correspondent banks providing for a line of credit of $5,000,000 bearing interest at the prime rate. The note matured on February 28, 2003, at which time the note was paid in full. As of December 31, 2002, the outstanding principal balance was $3,480,000. The credit agreement was collateralized by the stock of LMOD and BMSBLC.

NOTE 11 — Short-Term Borrowings (cont.)

In 2003, the Company entered into a loan agreement with InvestorsBank, a related party, providing for a line of credit of $1,411,000 bearing interest at the prime rate. The note is payable upon demand. At December 31, 2003, the outstanding principal balance was $1,025,000

The line of credit agreements and the SWIB agreements described in Note 12 contain restrictions on BMSBLC’s new indebtedness, acquisition of its common stock, return of capital dividends, past due loans, and realized losses on loans, and requires maintenance of collateral, minimum equity and loan to debt ratios. As of December 31, 2003, BMSBLC is in compliance with all such requirements.

NOTE 12 — Long-Term Debt

Long-term borrowings consist of the following at December 31:

	2003	2002
Financial Services:
Direct pay letter of credit obligation	$2,600,000	$7,305,000
State of Wisconsin Investment Board notes payable	8,333,333	9,666,667
Other borrowings	1,320,000	1,441,042

	12,253,333	18,412,709
Loan participations with repurchase options (See Note 6)	6,289,827	17,184,176

Total long-term borrowings	$18,543,160	$35,596,885

   Letter of Credit

BMSBLC has a Letter of Credit Agreement with one of its correspondent banks to support the issuance, reissuance and remarketing of industrial revenue bonds. The letter of credit expires on October 15, 2004 unless renewed. The promissory notes of the underlying obligors, which are classified as loans on the Company’s balance sheet with an outstanding balance of $2.6 million and $7.3 million as of December 31, 2003 and 2002, respectively are used as collateral under the agreement. The interest rate changes weekly based upon the remarketing agent’s lowest rate to permit the sale of the bonds. The outstanding principal balance of the letter of credit and the interest rate was $2,600,000 and 1.53% and $7,305,000 and 1.80% as of December 31, 2003 and 2002, respectively.

BMSBLC entered into a Loan and Trust Agreement with the City of Franklin, Wisconsin and a correspondent bank. The agreement provides for a letter of credit to fund the issuance of industrial development revenue bonds secured by real estate with a fair market value of $1.8 million. The bonds mature on December 1, 2018 with interest payable monthly to the trustee. The interest rate changes weekly based upon the remarketing agent’s lowest rate to permit the sale of the bonds. As of December 31, 2003 and 2001, the interest rate was 1.25% and 1.70%, respectively. The outstanding principal balance was $1,320,000 and $1,385,000 at December 31, 2003 and 2002, respectively.

   State of Wisconsin Investment Board

BMSBLC has a term note with the State of Wisconsin Investment Board (SWIB) which bears interest at a fixed rate of 9.05% per year through its maturity and is collaterized by specific loans with an outstanding balance of $2.6 million and $4.0 million as of December 31, 2003 and 2002, respectively. The note is payable in equal quarterly installments of $166,667 with a final payment of unpaid principal due November 7, 2006. At December 31, 2003 and 2002, the outstanding principal balance was $2,000,000 and $2,666,667, respectively.

In addition, BMSBLC has a term note with SWIB which bears interest at a fixed rate of 6.98% per year through its maturity and is secured by specific loans with an outstanding balance of $7.1 million and $6.9 million as of December 31, 2003 and 2002, respectively. The note is payable in equal quarterly installments of $166,667 with a final payment of unpaid principal due on June 1, 2013. At December 31, 2003 and 2002, the outstanding principal balance was $6,333,333 and $7,000,000, respectively.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 12 — Long-Term Debt (cont.)

The SWIB agreements and the line of credit agreements described in Note 11 contain restrictions on BMSBLC’s new indebtedness, acquisition of its common stock, return of capital dividends, past due loans, and realized losses on loans, and requires maintenance of collateral, minimum equity and loan to debt ratios. As of December 31, 2003, BMSBLC is in compliance with all such requirements.

   Other Long-Term Debt

BMSBLC had a term note with the Milwaukee Economic Development Corporation which bears interest at a fixed rate of 6.00% per year through its maturity and was collaterized by a second mortgage on real estate. The note was payable in equal monthly installments of $819 with a final payment due on January 1, 2010. In 2003, the note was paid in full. The outstanding principal balance $56,042 at December 31, 2002.

Expected annual maturities of long-term debt as of December 31, 2003 are as follows:

2004	$4,003,334
2005	1,403,334
2006	1,408,333
2007	741,667
2008	746,667
Thereafter	3,949,998

$12,253,333

NOTE 13 — Operating Leases

The consumer products segment leases from third parties various buildings. The leases are classified as operating leases and the buildings are used as offices, warehouses and outlet stores for the storage, distribution and sale of Lee Middleton Original Dolls merchandise as well as for a variety of equipment. Lease expenses were approximately $681,000, $746,000, and $580,000 in 2003, 2002 and 2001, respectively.

At December 31, 2003, the future minimum lease payments for each of the five succeeding years and in the aggregate are as follows:

2004	$722,004
2005	685,655
2006	313,075
2007	81,872
2008	49,626

$1,852,232

NOTE 14 — Interest Rate Swaps

The Company periodically utilizes derivative instruments for purposes of asset liability management. These derivative transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. Notional amounts do not represent direct credit exposures as the exposure is limited to the net difference between the calculated amounts to be received and paid by the financial institutions participating in the interest rate swap.

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

There are no interest rate swap agreements in effect at December 31, 2003.

As a result of hedge arrangements, the Company recognized a reduction in interest expense of $0, $540,171 and $692,168 during the years ended December 31, 2003, 2002 and 2001, respectively. In addition, the Company recognized a gain of $484,304, $747,000 and $249,500 on the termination of interest rate swaps during 2003, 2002 and 2001, respectively. The impact on earnings due to ineffectiveness was immaterial.

NOTE 15 — Commitments and Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, financial guarantees and standby letters of credit. They involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized on the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and issuing letters of credit as they do for on-balance-sheet instruments.

The Company has extended a guarantee to a supplier for LMOD in which the Company agrees to unconditionally guarantee all obligations of LMOD to the supplier. It is anticipated that the maximum amount of the guarantee should not exceed $600,000; however, the amount of the guarantee is unlimited and the amount of the obligation may increase in the future.

NOTE 16 — Mandatorily Redeemable Preferred Stock

The Company has issued 690,000 shares of Adjustable Rate Cumulative Preferred Stock, Series A, in a public offering at $25 per share less an underwriting discount of $1.0625 per share and other issuance costs amounting to $295,221. The preferred stock is redeemable, in whole or in part at the option of the Company, on any dividend payment date during the period from July 1, 2006 to June 30, 2008 at $25 per share plus accrued and unpaid dividends. Any shares of preferred stock not redeemed prior to July 1, 2008 are subject to mandatory redemption on that date by the Company at a price of $25 plus accrued dividends. Dividends on the preferred stock are paid quarterly at an annual rate of 5.37% for the dividend period commencing July 1, 2003 and ending June 30, 2008.

NOTE 16 — Mandatorily Redeemable Preferred Stock (cont.)

Mandatorily redeemable preferred stock consists of the following as of December 31, 2003 and 2002:

Redeemable Preferred stock, 1 cent par value,
3,000,000 shares authorized, 690,000 shares issued	$17,250,000
Redeemable Preferred Treasury stock 15,809
shares, at cost	(395,225)

Mandatorily redeemable shares, net	$16,854,775

NOTE 17 — Retirement Plans

LMOD has a qualified defined contribution plan for eligible employees. LMOD’s contribution to the plan is at the discretion of LMOD’s Board of Directors. Contributions were $9,598, $12,371 and $9,849 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company provided a supplemental retirement benefit for an executive officer, which is included in the management fee expense, totaling $130,610, $94,677, and $74,527 for the years ended December 31, 2003, 2002 and 2001, respectively. These payments were made at the sole discretion of the independent members of the Board of Directors of the Company.

NOTE 18 — Stockholders’ Equity

The Company has three stock option plans, the 1993 Stock Option Plan, the 1997 Stock Option Plan and the 2003 Stock Option Plan (the Plans). In accordance with the Plans’ provisions, the exercise prices for stock options may not be less than the fair market value of the optioned stock at the date of grant. The exercise price of all options granted was equal to the market value of the stock on the date of the grant. Options may be exercised based on the vesting schedule outlined in each agreement. Options granted under the 1993 Stock Option Plan are “incentive stock options” as defined under Section 422 of the Code. Options granted under the 1997 Stock Option Plan and the 2003 Stock Option Plan are considered “non-qualified stock options” as defined by the Internal Revenue Code. All options must be exercised within ten years of the date of grant.

Activity is summarized in the following table:

	2003		2002		2001
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
OUTSTANDING - Beginning of Year	214,445	$10.37	214,445	$10.37	214,445	$10.37
Options
Granted	115,900	4.72	--	--	--	--
Exercised	--	--	--	--	--	--

OUTSTANDING - End of Year	330,345	8.39	214,445	10.37	214,445	10.37

Exercisable at year end	213,345	10.36	212,245	10.34	211,145	10.34
Available for future grant at year end	239,655		105,555		105,555
Total reserved shares	570,000		320,000		320,000

NOTE 18 — Stockholders’ Equity (cont.)

The following table summarizes information about Plan awards outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercisable Price	Number Exercisable	Weighted Average Exercise Price
$ 4.72-13.18	330,345	5.2 years	$8.39	213,345	$10.36

The Company applies APB Opinion 25 and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for its stock option awards.

SFAS No. 123 encourages a “fair value” based method of accounting for stock-based compensation plans. Had compensation cost for the Company’s plan been determined based upon the fair value at the grant dates as prescribed by SFAS No. 123, the Company’s proforma net income and earnings per share would be the same as reported due to no options vesting in 2003, 2002 and 2001 and all proforma compensation being recognized in the year of granting.

A reconciliation of the numerators and the denominators of earnings per common share and earnings per common share assuming dilution are:

	Income	Shares	Per Share Amount
2003
Earnings	$(661,742)	3,727,589	$(0.18)

Effect of options		3,895

Earnings - assuming dil	$(661,742)	3,731,484	$(0.18)

2002
Earnings	$3,203,016	3,727,589	$0.86

Effect of options		--

Earnings - assuming dil	$3,203,016	3,727,589	$0.86

2001
Earnings	$1,644,926	3,727,589	$0.44

Effect of options		--

Earnings - assuming dil	$1,644,926	3,727,589	$0.44

NOTE 19 — Income Taxes

Consumer Products:

The provision for income taxes included in the accompanying consolidated financial statements consists of the following components at December 31:

	2003	2002	2001
Current Taxes (Benefit)
Federal	$--	$(564,674)	$(176,831)
State	--	--	--

	--	(564,674)	(176,831)

Deferred Income Benefit
Federal	(1,261,638)	(500,191)	(230,584)
State	(107,060)	(99,613)	(73,880)

	(1,368,698)	(599,804)	(304,464)

Total Provision for Income Taxes (Benefit)	$(1,368,698)	$(1,164,478)	$(481,295)

Tax expense is calculated on income (loss) before the elimination of intercompany expenses. A reconciliation of consumer products income before taxes to income subject to taxes is as follows:

	2003	2002	2001
Income (loss) before taxes	$(2,478,939)	$(331,459)	$61,431
Less intercompany eliminations	(1,196,791)	(1,028,997)	(1,240,490)

Loss subject to tax benefit	$(3,675,730)	$(1,360,456)	$(1,179,059)

A reconciliation of statutory federal income taxes based upon income before taxes to the provision for federal and state income taxes for consumer products for the period, as summarized previously, is as follows:

	2003	2002	2001
Reconciliation of statutory to effective rates
Federal income taxes at statutory rate	(34.0)%	(34.0)%	(34.0)%
Adjustments for
State taxes	(3.3)	(4.6)	(4.1)
Over accrual of taxes	--	5.0	--
Other	1.5	0.8	(2.7)

Effective income tax rate before valuation allowance	(35.8)	(32.8)	(40.8)
Release of valuation allowance	--	(52.8)	--

Effective Income Tax Rate	(35.8)%	(85.6)%	(40.8)%

NOTE 19 — Income Taxes (cont.)

The net deferred income tax assets in the accompanying consolidated balance sheets include the following amounts of deferred income tax assets and liabilities at December 31:

	2003	2002
Deferred Income Tax Assets:
Depreciation	$--	$14,556
Accrued expenses and reserves	668,527	568,186
Net operating loss carryforwards	2,135,042	813,468
Deferred Income Tax Liabilities:
Depreciation	(51,377)	--
Other	(66,968)	(79,684)

	$2,685,224	$1,316,526

A valuation allowance of $718,000 was released during 2002. Management believes it is more likely than not that the balance of the deferred income tax assets will be fully realized.

As of December 31, 2003, LMOD and LPI had unused net operating loss carryforwards of approximately $5,600,000 available to offset against future federal taxable income and approximately $4,600,000 to offset against future state taxable income. The use of the net operating loss carryforwards are subject to limitations. The carryforwards expire as follows:

	LMOD		LPI
	Federal	State	Federal	State
2016	$--	$--	$500,000	$--
2017	$--	$--	$700,000	$500,000
2018	$--	$--	$400,000	$400,000
2019	$--	$--	$200,000	$200,000
2022	$--	$1,700,000	$--	$--
2023	$3,800,000	$1,800,000	$--	$--

Financial Services:

The Company and its subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders. During 2003, 2002 and 2001, the Company took advantage of a provision in the tax law that allows a REIT to retain any capital gains on sale of real estate properties and pay the corresponding tax on the gains. Gains on sale of leased properties totaled $518,967, $1,186,961 and $150,979 in 2003, 2002 and 2001, respectively, and the corresponding tax paid by the company was $183,695, $406,173 and $64,970, respectively.

NOTE 20 — Distributions

For the years ended December 31, 2003, 2002 and 2001, the Company’s Board of Directors has declared the following common stock distributions:

	2003	2002	2001
Total common stock distributions	$1,491,015	$2,439,928	$2,439,924

Common stock distributions per share (tax basis)	$0.40	$0.65	$0.65

Distribution in cash	$0.40	$0.65	$0.65

NOTE 21 — Fair Value of Financial Instruments

The estimated fair values of financial instruments at December 31, 2003 and 2002 are as follows:

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$1,352,404	$1,352,404	$934,662	$934,662

Accounts receivable	$2,168,935	$2,168,935	$3,233,376	$3,233,376

Interest receivable	$252,268	$252,268	$268,091	$268,091

Rent receivable	$112,055	$112,055	$250,487	$250,487

Variable rate loans	$39,562,458	$39,562,458	$61,526,300	$61,526,300

Fixed rate loans	$12,723,468	$13,345,445	$12,074,584	$12,778,496

Interest rate swaps	$--	$--	$512,316	$512,316

FINANCIAL LIABILITIES
Short-term borrowings	$53,227,000	$53,227,000	$55,994,618	$55,994,618

Accounts payable	$599,024	$599,024	$1,019,546	$1,019,546

Variable rate long-term debt	$7,507,707	$7,507,707	$18,736,701	$18,736,701

Fixed rate long-term debt
Practicable to estimate fair value	$8,333,333	$9,143,346	$9,722,709	$10,528,037

Not practicable	$2,702,120	n/a	$7,137,475	n/a

Redeemable preferred stock	$16,854,775	$10,787,056	$16,854,775	$11,895,762

The estimated fair value of fee income on letters of credit at December 31, 2003 and 2002 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2003 and 2002.

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to repay in a falling rate environment.

The Company has loan participations with repurchase options. The underlying loans have various maturities and principal reductions which makes it impracticable to measure the fair value.

NOTE 22 — Quarterly Financial Information (Unaudited)

	Quarters Ended (in thousands, except per share data)
	3/31/03	6/30/03	9/30/03	12/31/03
Total revenues	$6,452	$5,114	$6,232	$7,322
Net operating income (loss) before income
taxes and minority interest	$619	$(613)	$(157)	$(547)
Net income (loss) available to common
shareholders	$481	$(503)	$(79)	$(561)
Basic earnings (loss) per common share	$0.13	$(0.13)	$(0.02)	$(0.16)
Diluted earnings (loss) per common share	$0.13	$(0.13)	$(0.02)	$(0.16)
	3/31/02	6/30/02	9/30/02	12/31/02
Total revenues	$8,066	$8,242	$8,085	$9,699
Net operating income before income taxes and
minority interest	$654	$1,620	$820	$873
Net income available to common shareholders	$401	$914	$756	$1,132
Basic earnings per common share	$0.11	$0.25	$0.20	$0.30
Diluted earnings per common share	$0.11	$0.25	$0.20	$0.30
	3/31/01	6/30/01	9/30/01	12/31/01
Total revenues	$10,168	$8,837	$9,329	$11,269
Net operating income before income taxes and
minority interest	$1,108	$256	$888	$516
Net income available to common shareholders	$627	$240	$524	$254
Basic earnings per common share	$0.17	$0.06	$0.14	$0.07
Diluted earnings per common share	$0.17	$0.06	$0.14	$0.07

NOTE 23 — The Middleton Doll Company (Parent Company Only) Financial Information

CONDENSED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$8,311	$105,605
Interest receivable	--	769
Loans	4,845,049	3,952,527
Investment in BMSBLC	21,638,697	25,124,615
Investment in other subsidiaries	2,849,768	5,112,409
Property and equipment	15,529	73,404
Other assets	70,637	52,145
Interest rate swap contracts	--	127,371

TOTAL ASSETS	$29,427,991	$34,548,845

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Note payable	$1,025,000	$3,480,000
Other liabilities	38	819
Preferred shares subject to mandatory redemption, net	16,854,775	16,854,775

Total Liabilities	17,879,813	20,335,594

SHAREHOLDERS' EQUITY	11,548,178	14,213,251

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$29,427,991	$34,548,845

NOTE 23 — The Middleton Doll Company (Parent Company Only) Financial Information (cont.)

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2003	2002	2001
REVENUES
Interest on loans	$178,570	$342,365	$769,254
Gain on termination of interest rate swaps	129,030	268,778	--
Equity in income of BMSBLC	2,667,995	4,714,137	3,737,054
Equity in income of other subsidiaries	(2,285,499)	(337,516)	(772,087)
Other income	45,726	53,350	58,017

Total Income	735,822	5,041,114	3,792,238

EXPENSES
Interest expense	42,947	239,368	379,885
Depreciation expense	57,875	67,936	88,187
Other operating expenses	126,659	150,491	214,043
Minority interest in earnings of subsidiaries	(22,857)	(3,375)	(7,721)

Total Expenses	204,624	454,420	674,394

Net Income	531,198	4,586,694	3,117,844
Preferred stock dividends	1,171,407	1,437,712	1,437,713

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$(640,209)	$3,148,982	$1,680,131

NOTE 23 — The Middleton Doll Company (Parent Company Only) Financial Information (cont.)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$531,198	$4,586,694	$3,117,844
Adjustments to reconcile net income available
for common shareholders to net cash flows
from operating activities
Depreciation	57,875	67,936	88,187
Equity in subsidiaries' earnings	(405,353)	(4,376,620)	(2,972,688)
Dividends from subsidiaries	5,768,967	4,544,620	3,674,368
Net change in
Interest receivable	769	28,393	33,103
Other assets	(18,492)	12,001	26,125
Other liabilities	(781)	(56,212)	40,123

Net Cash Flows from Operating Activities	5,934,183	4,806,812	4,007,062

CASH FLOWS FROM INVESTING ACTIVITIES
Net principal payments received (loans made)	(892,522)	3,106,162	526,873

Net Cash Flows from Investing Activities	(892,522)	3,106,162	526,873

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments on) notes payable	(2,455,000)	(3,895,000)	2,001
Preferred stock dividend paid	(1,171,407)	(1,437,712)	(1,437,713)
Common stock dividend paid	(1,512,548)	(2,475,129)	(2,475,129)

Net Cash Flows from Financing Activities	(5,138,955)	(7,807,841)	(3,910,841)

Net Change in Cash and Cash Equivalents	(97,294)	105,133	623,094
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	105,605	472	4,379

CASH AND CASH EQUIVALENTS - END OF YEAR	$8,311	$105,605	$627,473

Schedule I
Condensed Financial Information of Registrant
(Refer to footnote 23 of the financial statements)

Schedule II
Valuation and Qualifying Accounts

Changes in the reserves deducted from assets in the consolidated balance sheet other than accumulated depreciation for the years ended December 31, 2003, December 31, 2002 and December 31, 2001 are as follows:

	Balance at beginning of period	Charged to expense	Deductions	Balance at end of period
Allowance for loan and lease losses:
Year ended:
December 31, 2003	$150,000	--	--	$150,000
December 31, 2002	$150,000	--	--	$150,000
December 31, 2001	$150,000	--	--	$150,000
Allowance for doubtful accounts:
Year ended:
December 31, 2003	$332,386	384,039	(160,687)	$555,738
December 31, 2002	$326,389	579,984	(573,987)	$332,386
December 31, 2001	$120,639	390,845	(185,095)	$326,389
Allowance for obsolete inventory:
Year ended:
December 31, 2003	$96,757	31,527	--	$128,284
December 31, 2002	$283,340	186,583	(373,166)	$96,757
December 31, 2001	$189,811	372,401	(278,872)	$283,340
Deferred income taxes valuation allowance:
Year ended:
December 31, 2003	$--	--	--	$--
December 31, 2002	$749,000	(749,000)	--	$--
December 31, 2001	$752,334	(3,334)	--	$749,000

Schedule IV
Mortgage Loans on Real Estate

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages as of 12/31/2003	Principal amount of loans subject to delinquent Principal or Interest
Commercial
First Mortgage	3.38% to	1/1/04 to	N/A	N/A	N/A	44,001,914	950,050
	9.00%	1/1/2015
Second Mortgage	4.50% to	1/1/04 to	N/A	N/A	N/A	6,615,253	45,048
	8.25%	6/1/2007
Third Mortgage	4.0% to	1/1/04 to	N/A	N/A	N/A	1,177,702
	6.00%	10/1/2008

Total Commercial						51,794,869
All others (2)	N/A	N/A	N/A	N/A	N/A	491,057	206,052

Total loans						$52,285,926

(1)     Delinquent is defined as ninety days or more past due.
(2)    This category includes all non-mortgage loans on the balance sheet.

	For the Years Ended December 31,
	2003	2002	2001
Loans on balance sheet,
Beginning of period	$73,600,884	$99,840,335	$112,041,270
Additions during the period
Loans made	7,861,267	9,363,644	26,047,051
Loans purchased	--	--	--
Deductions during period
Principal collected on loans	29,176,225	35,603,095	38,247,986
Principal charged off	--	--	--

Loans on balance sheet,
end of period	$52,285,926	$73,600,884	$99,840,335

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9a.    Controls and Procedures

        Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003.

        Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, there were no changes in the Company’s internal control over financial reporting identified in such evaluation that occurred during the quarter ended December 31, 2003 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 10.    Directors and Executive Officers of the Registrant

        The information called for by Item 401 of Regulation S-K with respect to the directors of the registrant and by Item 405 of Regulation S-K is incorporated herein by reference from the registrant’s definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2003 (the “Proxy Statement”) under the headings “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance”. In accordance with General Instructions G(3) to Form 10-K, the information with respect to executive officers of the Company required by Item 401 of Regulation S-K has been included in Part I hereof.

        The information concerning the audit committee financial expert and the identification of the audit committee members required pursuant to Items 401(h) and 401(i) of Regulation S-K is incorporated herein by reference from registrant’s Proxy Statement under the heading “The Board of Directors and Its Committees”.

        The Company has adopted a Code of Ethics for its Chief Executive Officer, its Chief Financial Officer and Controller (the “Code of Ethics”). The Company has posted a copy of the Code of Ethics on the Company’s website at www.themiddletondollcompany.com. The Company intends to satisfy the disclosure requirement of Item 10 of Form 8-K regarding amendments to, or waivers from the Code of Ethics by posting such information on its website at www.themiddletondollcompany.com

Item 11.    Executive Compensation

        The information called for by Item 11 is incorporated herein by reference from the registrant’s Proxy Statement under the heading “Executive Compensation”, provided, however, that the subsection entitled “Compensation Committee Report” shall not be deemed to be incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

        The information called for in Item 201(d) of Regulation S-K is incorporated herein by reference from the registrant’s Proxy Statement under the heading “Executive Compensation – Equity Compensation Plan Information” and the information required under Item 403 of Regulation S-K is incorporated herein by reference from the registrant’s Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management”.

Item 13.    Certain Relationships and Related Transactions

        The information called for by Item 13 is incorporated herein by reference from the registrant’s Proxy Statement under the heading “Related Party Transactions”.

Item 14.    Principal Accountant Fees and Services

        The information called for by Item 14 is incorporated herein by reference from the registrant’s Proxy Statement under the heading “Proposal No. 2 – Ratification of Appointment of Independent Auditors”.

Part IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.	Exhibits

Reference is made to the separate exhibit index contained on page 60 through 62 hereof.

2.	Financial Statements and Financial Statement Schedules

Reference is made to the separate index in Item 8 of this Annual Report on From 10-K with respect to the financial statements and schedules filed herewith.

3.	Reports on Form 8-K

A report on Form 8-K was filed on November 3, 2003, under Item 12, which reported the Company’s financial results for the quarterly period ended on September 30, 2003.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2004.

THE MIDDLETON DOLL COMPANY
By: /s/ George R. Schonath
George R. Schonath,
President and Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2004.

Signature	Title
/s/ George R. Schonath	President and Chief Executive Officer, Director
George R. Schonath	(Principal Financial Officer)
/s/ Susan J. Hauke	Vice President Finance
Susan J. Hauke	(Principal Accounting Officer)
/s/ Salvatore L. Bando	Director
Salvatore L. Bando
/s/ Peter A. Fischer	Director
Peter A. Fischer
/s/ David A. Geraldson, Sr.	Director
David A. Geraldson, Sr.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 1997).

3.2	Amendment to Articles of Incorporation, changing name to “The Middleton Doll Company” (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001).

3.3	By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarterly period ended March 31, 1997).

4.1	Instruments defining the Rights of Security Holders (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 1997).

4.2	Amended and Restated Credit Agreement dated April 30, 1999, by and among Bando McGlocklin Small Business Lending Corporation, Firstar Bank Milwaukee, N.A., as agent, and the Financial Institutions parties thereto (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 1999).

4.3	First Amendment to Amended and Restated Credit Agreement between Bando McGlocklin Small Business Lending Corporation and Firstar Bank, as agent for the Lenders, dated February 28, 2000 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K for the year ended December 31, 2000).

4.4	Second Amendment to Amended and Restated Credit Agreement between Bando McGlocklin Small Business Lending Corporation and Firstar Bank, as agent for the Lenders, dated April 28, 2000 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2000).

4.5	Third Amendment to Amended and Restated Credit Agreement between Bando McGlocklin Small Business Lending Corporation and Firstar Bank, as agent for the Lenders, dated June 30, 2000 (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2000).

4.6	Fourth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and Firstar Bank, N.A., as agent for the Lenders, dated June 29, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001).

4.7	Fifth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and US Bank National Association (formerly Firstar Bank, N.A.), as agent for the Lenders, dated June 28, 2002 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002).

4.8	Sixth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and US Bank National Association, as agent for the Lenders, dated February 24, 2003 (incorporated by reference to Exhibit 4.8 to the Company’s Form 10-K for the year ended December 31, 2002).

Exhibit No.	Exhibit Description
4.9	Seventh Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and US Bank National Association (formerly Firstar Bank, N.A.) dated June 27, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003).

4.10	Credit Agreement dated April 30, 1998, between Bando McGlocklin Capital Corporation and Firstar Bank Milwaukee, N.A., (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998).

4.11	First Amendment to Credit Agreement dated June 16, 1998, amends and supplements that certain Credit Agreement dated April 30, 1998, between Bando McGlocklin Capital Corporation and Firstar Bank Milwaukee, N.A., (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998).

4.12	Second Amendment to Credit Agreement dated April 30, 1999, amends and supplements that certain Credit Agreement dated April 30, 1998, between Bando McGlocklin Capital Corporation and Firstar Bank Milwaukee, N.A., (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 1999).

4.13	Third Amendment to Credit Agreement between Bando McGlocklin Capital Corporation and Firstar Bank, dated April 28, 2000 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2000).

4.14	Fourth Amendment to Credit Agreement between Bando McGlocklin Capital Corporation and Firstar Bank, dated June 30, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2000).

4.15	Fifth Amendment to Credit Agreement between The Middleton Doll Company (formerly Bando McGlocklin Capital Corporation) and Firstar Bank, dated June 29, 2001 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001).

4.16	Sixth Amendment to Credit Agreement between The Middleton Doll Company and US Bank National Association (formerly Firstar Bank), dated June 28, 2002 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002).

4.17	Seventh Amendment to Credit Agreement between The Middleton Doll Company and US Bank National Association, dated January 30, 2003 (incorporated by reference to Exhibit 4.16 to the Company’s Form 10-K for the year ended December 31, 2002).

4.18	Loan Participation Certificate and Agreement dated May 1, 1997, by and between Bando McGlocklin Small Business Lending Corporation and Security Bank SSB (incorporated by reference to Exhibit 10 to the Company’s Form 10-Q for the quarterly period ended June 30, 1997).

4.19	Master Note Purchase Agreement dated January 1, 1997, between the State of Wisconsin Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital Corporation (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q for the quarterly period ended March 31, 1997).

4.20	First Amendment to Master Note Purchase Agreement dated June 1, 1998, by and among the State of Wisconsin Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital Corporation (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998).

Exhibit No.	Exhibit Description
4.21	Third Amended and Restated Credit Agreement dated June 1, 1998, by and among State of Wisconsin Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998).

4.22	Trust Indenture between Bando McGlocklin Small Business Lending Corporation and Firstar Bank, National Association, as trustee, dated March 1, 2000 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2000).

10.1*	Bando McGlocklin Capital Corporation 1993 Incentive Stock Option Plan (incorporated by reference to Exhibit (i)(6) to the Company's Pre-Effective Amendment No. 1 to Form N-2 Registration Statement, Registration No. 33-66258).

10.2*	Bando McGlocklin Capital Corporation 1997 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended March 31, 1997).

10.3*	The Middleton Doll Company 2004 Stock Option Plan (incorporated by reference to Appendix A to the definitive Proxy Statement of The Middleton Doll Company dated April 4, 2003).

10.4	Amended and Restated Management Services and Allocation of Expenses Agreement, dated May 9, 2001, by and between InvestorsBank, The Middleton Doll Company and Bando McGlocklin Small Business Lending Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001).

11	Statement Regarding Computation of Per Share Earnings

21	List of subsidiaries of The Middleton Doll Company

31.1	Certification of Chief Executive officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of the President and Chief Executive Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.

32.2	Written Statement of the President and Chief Financial Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.

•	Represents a management compensatory plan or arrangement.