Form 10-Q
period 2004-03-31
MIDDLETON DOLL CO
filed 2004-05-14
CIK 723209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission file number: 0-22663

THE MIDDLETON DOLL COMPANY
(Exact name of registrant as specified in its charter)

Wisconsin	39-1364345
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
W239 N1700 Busse Road
Waukesha, Wisconsin	53188-1160
(Address of principal executive offices)	(Zip Code)

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

Yes   ___    No     X

On May 14, 2004, there were 3,727,589 shares outstanding of the Registrant’s common stock, 6-2/3 cents par value.

THE MIDDLETON DOLL COMPANY
FORM 10-Q INDEX

PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and
	December 31, 2003	3
	Consolidated Statements of Operations - For the Three Months
	Ended March 31, 2004 and 2003 (Unaudited)	5
	Consolidated Statement of Changes in Shareholders' Equity - For the Three
	Months Ended March 31, 2004 and 2003 (Unaudited)	7
	Consolidated Statements of Cash Flows - For the Three Months Ended
	March 31, 2004 and 2003 (Unaudited)	8
	Notes to the Consolidated Financial Statements (Unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18
Item 4.	Controls and Procedures	19
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits and Reports on Form 8-K	20
	Signatures	21
	Exhibit Index	22

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Consumer Products
Cash and cash equivalents	$206,546	$697,558
Accounts receivable, net of allowance of
$550,985 and $555,738 as of March 31, 2004
and December 31, 2003, respectively	855,808	2,168,935
Inventory, net	5,147,589	5,419,216
Prepaid inventory	364,994	142,695
Prepaid corporate taxes	29,389	36,219
Other prepaid expenses	229,722	285,034

Total current assets	6,834,048	8,749,657
Property and equipment, net of accumulated
depreciation of $3,885,177 and $3,670,257 as of
March 31, 2004 and December 31, 2003, respectively	3,518,845	3,677,998
Deferred income taxes	2,685,224	2,685,224
Goodwill	506,145	506,145

Total Consumer Products Assets	13,544,262	15,619,024

Financial Services
Cash and cash equivalents	299,788	654,846
Interest receivable	251,682	252,268
Rent receivable, net of allowance of $150,000
as of March 31, 2004 and December 31, 2003	116,773	112,055
Loans	48,465,980	52,285,926
Leased properties:
Buildings, net of accumulated depreciation of
$2,970,948 and $2,796,495 as of March 31,
2004 and December 31, 2003, respectively	26,770,691	26,945,144
Land	3,862,730	3,862,730

Total leased properties	30,633,421	30,807,874
Property and equipment, net of accumulated
depreciation of $742,147 and $736,003 as of
March 31, 2004 and December 31, 2003, respectively	9,384	15,529
Other assets	816,185	2,456,815

Total Financial Services Assets	80,593,213	86,585,313

Total Assets	$94,137,475	$102,204,337

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	March 31, 2004	December 31, 2003
	(Unaudited)
LIABILITIES, MINORITY INTEREST,
AND SHAREHOLDERS' EQUITY
Consumer Products
Accounts payable	712,397	599,024
Accrued salaries	266,279	219,608
Accrued liabilities	375,126	647,471

Total Consumer Products Liabilities	1,353,802	1,466,103

Financial Services
Commercial paper	38,654,162	34,002,000
Lines of credit	14,325,000	19,225,000
Direct pay letter of credit obligation	2,545,000	2,600,000
State of Wisconsin Investment Board notes payble	6,166,667	8,333,333
Loan participations with repurchase options	2,314,601	6,289,827
Other borrowings	1,320,000	1,320,000
Accrued liabilities	724,973	1,131,103

Total Financial Services Liabilities Other Than Shares	66,050,403	72,901,263
Preferred shares subject to mandatory redemption, net	16,854,775	16,854,775

Total Financial Services Liabilities	82,905,178	89,756,038
MINORITY INTEREST
Minority interest in subsidiaries	18,777	28,786
SHAREHOLDERS' EQUITY
Common stock, 6 2/3 cents par value,
15,000,000 shares authorized, 4,401,599 shares issued	293,441	293,441
Additional paid-in capital	16,604,744	16,604,744
Retained earnings	(312,545)	781,147
Treasury stock, 674,010 shares, at cost	(6,725,922)	(6,725,922)

Total Shareholders' Equity	9,859,718	10,953,410

Total Liabilities, Minority Interest,
and Shareholders' Equity	$94,137,475	$102,204,337

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
Consumer Products
Net sales	$2,824,048	$3,911,868
Cost of goods sold	1,915,243	2,207,399

Gross profit	908,805	1,704,469
Operating expenses
Sales and marketing	482,462	818,188
New product development	183,179	205,135
General and administrative	1,032,132	1,166,073

Total operating expenses	1,697,773	2,189,396
Net operating loss	(788,968)	(484,927)
Other income (expense)
Interest expense	(108)	(4,136)
Other income, net	82,841	9,349

Net other income	82,733	5,213
Loss before income taxes, minority interest
and intercompany charges	(706,235)	(479,714)
Income tax benefit	--	191,886
Minority interest in losses of subsidiaries	10,008	4,872

Loss Before Intercompany
Charges - Consumer Products	(696,227)	(282,956)

Financial Services
Revenues
Interest on loans	663,222	927,372
Rental income	715,459	811,454
Gain on sale of leased properties	--	303,570
Gain on termination of interest rate swaps	--	484,304
Other income	12,545	12,973

Total revenues	1,391,226	2,539,673

Expenses
Interest expense	600,708	797,957
Depreciation expense	174,453	189,117
Management fee expense	226,557	246,443
Other operating expenses	187,942	207,941

Total expenses	1,189,660	1,441,458

Income before income taxes and
intercompany revenue	201,566	1,098,215
Income tax expense	--	(107,499)

Income Before Intercompany Revenue
- Financial Services	$201,566	$990,716

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (Continued)
(Unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
Total Company
Loss before income taxes,
minority interest and intercompany activity
Consumer products	$(706,235)	$(479,714)
Financial services	201,566	1,098,215

Total company	(504,669)	618,501
Income tax benefit	--	217,300
Minority interest in losses of subsidiaries	10,008	4,872

Net income (loss)	(494,661)	840,673
Preferred stock dividends	(226,275)	(359,428)

Net income (loss) available to common
shareholders	$(720,936)	$481,245

Basic earnings (loss) per common share	$(0.19)	$0.13

Diluted earnings (loss) per common share	$(0.19)	$0.13

Weighted average shares
outstanding (diluted)	3,727,589	3,727,589

Segment Reconciliation
Consumer Products
Loss before intercompany charges	$(696,227)	$(282,956)
Interest/rental expense to parent	(185,948)	(217,661)
Management fees to parent	(114,000)	(120,000)
Applicable income tax benefit related to
intercompany charges and other items	--	132,913

Total segment net loss	(996,175)	(487,704)
Financial Services
Income before intercompany revenue	201,566	990,716
Interest/rental income from subsidiary	185,948	217,661
Management fees from subsidiary	114,000	120,000

Total segment net income	501,514	1,328,377
Net Income (Loss)	$(494,661)	$840,673

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Treasury Stock	Accumulated Other Comprehensive Income	Total
BALANCES,
December 31, 2002	$293,441	$16,604,744	$2,933,904	$(6,725,922)	$512,316	$13,618,483

Comprehensive income
Net income three months
ended March 31, 2003	--	--	840,673	--	--	840,673
Change in fair market
value of interest rate
swap agreement	--	--	--	--	(512,316)	(512,316)

Total Comprehensive
Income						328,357

Cash dividends on
preferred stock	--	--	(359,428)	--	--	(359,428)
Cash dividends on
common stock	--	--	(372,759)	--	--	(372,759)

BALANCES,
March 31, 2003	$293,441	$16,604,744	$3,042,390	$(6,725,922)	$--	$13,214,653

BALANCES,
December 31, 2003	$293,441	$16,604,744	$781,147	$(6,725,922)	$--	$10,953,410

Net loss three months
ended March 31, 2004	--	--	(494,661)	--	--	(494,661)
Cash dividends on
preferred stock	--	--	(226,275)	--	--	(226,275)
Cash dividends on
common stock	--	--	(372,756)	--	--	(372,756)

BALANCES,
March 31, 2004	$293,441	$16,604,744	$(312,545)	$(6,725,922)	$--	$9,859,718

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months		For the Three Months
	Ended March 31, 2004		Ended March 31, 2003
	Consumer Products	Financial Services	Consumer Products	Financial Services
Cash Flows from Operating Activities:
Segment net income (loss)	$(996,175)	$501,514	$(487,704)	$1,328,377
Adjustments to reconcile segment net income (loss)
to net cash flows from operating activities
Depreciation and amortization	214,920	180,598	339,898	189,116
Provision for losses on accounts receivable	(4,753)	--	134,861	--
Provision for inventory reserve	2,200	--	46,121	--
Gain on sale of leased properties	--	--	--	(303,570)
Change in minority interest in subsidiaries	(10,009)	--	(4,872)	--
Net change in:
Accounts receivable	1,317,880	--	1,477,420	--
Inventory, net	269,427	--	12,511	--
Interest receivable	--	586	--	(38,480)
Rent receivable	--	(4,718)	--	32,189
Other assets	(160,157)	1,640,630	(599,027)	(74,561)
Accounts payable	113,373	--	(299,253)	--
Accrued liabilities	(225,674)	(406,130)	(147,368)	(758,063)

Net Cash Flows from Operating Activities	521,032	1,912,480	472,587	375,008

Cash Flows from Investing Activities:
Net loan repayments received	--	3,819,946	--	4,818,480
Proceeds from sale of leased properties	--	--	--	1,743,311
Purchase or construction of leased property	--	--	--	(625,298)
Property and equipment expenditures	(55,767)	--	(98,519)	--

Net Cash Flows from Investing Activities	(55,767)	3,819,946	(98,519)	5,936,493

Cash Flows from Financing Activities:
Net decrease in short term borrowings	--	--	(1,242,000)	--
Net change in commercial paper	--	4,652,162	--	(39,327,618)
Net change in lines of credit	--	(4,900,000)	--	36,870,000
Net payments on letter of credit	--	(55,000)	--	(145,000)
Repayment of SWIB notes	--	(2,166,666)	--	(333,334)
Repayment of loan participations with
repurchase options	--	(3,975,226)	--	(1,897,626)
Net repayment of other long-term debt	--	--	--	(1,632)
Preferred stock dividends paid	--	(226,275)	--	(359,428)
Common stock dividends paid	--	(372,756)	--	(372,759)
Net intercompany transactions	(956,277)	956,277	841,240	(841,240)

Net Cash Flows from Financing Activities	(956,277)	(6,087,484)	(400,760)	(6,408,637)

Net change in cash and cash equivalents	(491,012)	(355,058)	(26,692)	(97,136)
Cash and equivalents beginning of period	697,558	654,846	500,815	433,847

Cash and equivalents end of period	$206,546	$299,788	$474,123	$336,711

Supplemental Cash Flow Disclosures
Cash paid for interest	$108	$609,327	$63,522	$864,824

Cash paid for income taxes	$6,830	$183,695	$10,700	$418,158

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    NATURE OF BUSINESS

The consolidated financial statements of The Middleton Doll Company (the “Parent”) include the accounts of the Parent, Bando McGlocklin Small Business Lending Corporation (“BMSBLC”), Lee Middleton Original Dolls, Inc. (“LMOD”) and License Products (“LPI”). All significant intercompany accounts and transactions have been eliminated in consolidation. The term “Company”, when used herein, refers to the Parent, BMSBLC, LMOD and LPI on a consolidated basis.

LMOD is a manufacturer of collectible vinyl dolls and a distributor of vinyl play dolls. LPI designs, develops and markets a line of proprietary time pieces. BMSBLC makes loans and leases buildings to small businesses and participates in loans with third party loan originators.

NOTE 2.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of March 31, 2004 and December 31, 2003 and the results of operations for the three months ended March 31, 2004 and 2003 and statement of changes in shareholders’ equity and cash flows for the three months ended March 31, 2004 and 2003 have been made. Such adjustments consisted only of normal recurring items. Operating results for the periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s 2003 Annual Report on Form 10-K. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The balance sheet for consumer products is classified due to its normal business cycle being less than twelve months. Financial services’ balance sheet is not classified as its normal business cycle is greater than twelve months.

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for doubtful accounts, valuation of inventories and deferred tax assets. See discussion of “Critical Accounting Policies”.

NOTE 3.    INVENTORY

Inventories of LMOD and LPI are valued at the lower of cost or market and utilize the first-in, first-out (FIFO) method to determine cost. The components of inventory are as follows:

	March 31, 2004	December 31, 2003
Raw materials	$1,174,947	$1,301,800
Work in process	96,553	95,148
Finished goods	4,006,573	4,150,552

	5,278,073	5,547,500
Allowance for obsolete inventory	(130,484)	(128,284)

	$5,147,589	$5,419,216

NOTE 4.    INCOME TAXES

The Parent and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, the REIT is not subject to income tax on taxable income that is distributed to common shareholders. However, the REIT may retain capital gains from the sale of real estate and pay income tax on that gain.

Income tax benefit recorded by the Company that is attributable to the Consumers Product segment is calculated based on the determination of net income (loss) before the elimination of intercompany expenses. Valuation allowances are established against these deferred income tax benefits when necessary to reduce deferred income tax assets to the amount expected to be realized. During the quarter ended March 31, 2004, management determined, based on the level of continuing losses of the consumer products segment that it would suspend the recognition of additional deferred income tax assets until the consumer products segment operating performance improves and supports the recognition of any additional deferred income tax assets. As a result of this determination, management provided a valuation allowance of $0.37 million against the net operating losses generated by the consumer products segment during the quarter.

NOTE 5.    EARNINGS PER SHARE

See Exhibit 11 for the computation of the net income per common share.

NOTE 6.    COMMITMENTS

Undisbursed construction and loan commitments totaled $0.88 million at March 31, 2004.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Amounts presented as of March 31, 2004 and 2003 include the consolidation of two segments. The financial services segment includes The Middleton Doll Company (the “Parent”) and Bando McGlocklin Small Business Lending Corporation (“BMSBLC”), a 100% owned subsidiary of the Parent. The consumer products segment includes Lee Middleton Original Dolls, Inc. (“LMOD”), a 99% owned subsidiary of the Parent and License Products, Inc. (“LPI”), a 100% owned subsidiary of LMOD. The term “Company”, when used herein, refers to the Parent, BMSBLC, LMOD and LPI on a consolidated basis.

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

        During the past four years there has been a significant decrease in net sales of the consumer products segment. This decrease is primarily attributable to intense pricing competition from dolls produced in China and is also due to a downturn in consumer discretionary spending as a result of the recent “soft” economy. To deal with these concerns, LMOD is pursuing legal action to prevent the sale of certain dolls that management believes infringe on LMOD’s copyrights. LMOD is also focusing efforts on reemphasizing the name recognition and high product quality of LMOD in the collectible doll market as well as developing new products for the artist studio collection line of dolls. Operating expenses, particularly in the sales and marketing area, have been reduced during the last two years. However, general and administrative expenses have not significantly decreased primarily due to long-term leases in effect until 2006 for the headquarters location in Westerville, Ohio, and the warehouse facilities in Columbus, Ohio.

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

Results of Operations

For the three months ended March 31, 2004 and March 31, 2003

        The Company’s total net (loss) income available for common shareholders for the three months ended March 31, 2004 equaled ($0.72) million, or ($0.19) per common share (diluted), as compared to $0.48 million, or $0.13 per common share (diluted), for the three months ended March 31, 2003.

	03/31/2004	03/31/2003
Consumer products segment net (loss)	($0.70) million	($0.26) million
Per common share (diluted)	($0.18)	($0.07)
Financial services segment net (loss) income	($0.02) million	$0.74 million
Per common share (diluted)	($0.01)	$0.20

        The consumer products segment increased loss was primarily due to lower sales as a result of the soft economy, pricing pressure from collectible dolls produced in China, lower margins due to price reductions, and the inability to reduce the level of general and administrative expenses commensurate to the decline in revenues due to fixed expenses associated with the long-term leases for the headquarters location in Westerville, Ohio, and the warehouse facilities in Columbus, Ohio. Additionally, the consumer products segment did not record any income tax benefit based on the loss incurred during the three months ended March 31, 2004. Management determined, based on the level of the continuing losses of the consumer products segment that it would suspend the recognition of additional deferred income tax assets until operating performance improves. The financial services segment decrease was due to a decrease in both rental and loan income. Also for the three months ended March 31, 2004, the financial services segment did not have any gains from the termination of interest rate swaps or from the sale of leased properties.

Consumer Products

        Net sales from consumer products for the three months ended March 31, 2004, decreased 28% to $2.82 million from $3.91 million for the three months ended March 31, 2003. This was due to decreased sales of $0.88 million at LMOD and decreased sales of $0.21 million at LPI. LMOD’s and LPI’s customers have been minimizing their inventory levels due to the slow economy and customer reorders have been lower than normal. At LMOD sales of artist-designed collectible dolls decreased by approximately 3,000 units when comparing the first quarter of 2004 to the first quarter of 2003. This decrease in units, along with price reductions, resulted in sales of artist-designed collectible dolls decreasing by $0.88 million. Sales within the entire doll industry appear to be lagging as a result of decreased consumer discretionary spending.

        Reflecting the decline in net sales, cost of goods sold decreased 13% to $1.92 million for the three months ended March 31, 2004, compared to $2.21 million for the three months ended March 31, 2003. LMOD’s cost of goods sold decreased to $1.19 million from $1.46 million while LPI’s cost of goods sold decreased to $0.73 million from $0.75 million. Total gross profit margin decreased to 32% from 44% in the prior year. LMOD’s gross profit margin decreased to 30% from 43% due mainly due to $0.41 million in price reductions on the line of artist-designed collectible dolls. LPI’s gross profit margin decreased to 36% from 44% due to a higher volume of returns during the quarter.

        Total operating expenses of the consumer products segment for the three months ended March 31, 2004, were $1.70 million compared to $2.19 million for the three months ended March 31, 2003, a 22% decrease. LMOD’s total operating expenses decreased $0.56 million to $1.30 million for the three months ended March 31, 2004. LMOD’s sales and marketing expense decreased $0.36 million of which staff reductions accounted for $0.14 million, advertising and promotion accounted for $0.10 million, and decreases in expenses for freight, samples, supplies, travel, commissions and royalties accounted for $0.12 million. LMOD’s new product development decreased $0.01 million and general and administrative expenses decreased $0.19 million primarily due to staff reductions. LPI’s operating expenses increased $0.07 million primarily due to a $0.02 million increase in shared advertising costs and $0.05 million in general and administrative expenses including salaries, accounting fees and depreciation.

        Other income for the three months ended March 31, 2004, includes settlements with defendants regarding legal actions taken to prevent the sale of certain dolls that management believes infringe on LMOD’s copyrights and other intellectual property. LMOD is continuing to pursue remedies in all pending lawsuits. Interest expense decreased due to the payoff of debt between LMOD and InvestorsBank. The debt was replaced with intercompany loans from the Company to LMOD and from BMSBLC to LPI. Interest expense on these intercompany loans has been eliminated for consolidation purposes. At March 31, 2004, LMOD owed the Company $6.24 million which consisted of a first mortgage on real estate of $2.09 million, a line of credit of $0.45 million, and an unsecured note of $3.7 million. The interest rate on these notes averaged 4.3% at March 31, 2004. At March 31, 2004, LPI owed BMSBLC $4.05 million composed of a line of credit of $1.55 million and an unsecured note of $2.5 million. The interest rate on these notes was 4.0% at March 31, 2004. Before intercompany eliminations, interest expense for the consumer products segment and interest income to the financial services segment was $0.11 million for the three months ended March 31, 2004. Intercompany eliminations also included $0.07 million in rent paid by LPI to BMSBLC and $0.11 million in management fees paid by LMOD to BMSBLC.

        Consumer products’ income tax benefit, based on net losses before intercompany charges, was $0.32 million for the three months ended March 31, 2003. For the three months ended March 31, 2004, management did not record an income tax benefit based on the loss incurred for that period due to the amount of the existing net operating loss carryforwards. In assessing the recoverability of deferred income tax assets, including net operating loss carryforwards, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of deferred income tax assets in this instance is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards would be available to offset the taxable income. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not that the consumer products segment will realize the benefits of the $2.69 million of net deferred income tax assets recorded as of December 31, 2003.

        During the quarter ended March 31, 2004, management determined, based on the level of continuing losses of the consumer products segment that it would suspend the recognition of additional deferred income tax assets until the consumer products segment operating performance improves and supports the recognition of any additional deferred income tax assets. As a result of this determination, management provided a valuation allowance of $0.37 million against the net operating losses generated by the consumer products segment during the quarter.

Financial Services

        The financial services segment decrease in net income for the three months ended March 31, 2004, compared to the three months ended March 31, 2003, was primarily due to (i) a decrease in net interest income of $0.07 million, (ii) a decrease in rental income of $0.10 million and (iii) the absence of gains from the sale of leased properties and from the termination of interest rate swaps which were recognized during the first quarter of 2003. During the three months ended March 31, 2003, the sale of a leased property resulted in a gain of $0.20 million, net of taxes, and the termination of interest rate swaps resulted in a gain of $0.48 million. Operating expenses decreased by $0.06 million due to decreased expenses involving the leased property portfolio.

        Interest income on loans decreased 29% to $0.66 million for the three months ended March 31, 2004, as compared to $0.93 million for the three months ended March 31, 2003. This decrease was primarily due to a $19.17 million decrease in the average total loans outstanding when comparing the three months ended March 31, 2004, to the three months ended March 31, 2003. In addition, interest income from variable rate loans decreased due to the decrease in the average prime rate when comparing 2004 to 2003. The average prime rate for the first three months of 2004 was 4.00% and for the first three months of 2003 the rate was 4.25%. In the present competitive interest rate environment, BMSBLC is at a lending disadvantage with other institutions such as banks, due to its higher cost of funds. During the first three months of 2004, competitive pressures resulted in a reduction of $5.15 million in loans due to pay-offs and normal principal reductions accounted for $1.05 million in payoffs. During the first three months of 2004, $2.38 million of new loans were added to the loan portfolio. Also, the Parent’s and BMSBLC’s management agreement with InvestorsBank prevents it from making new loans to other than existing customers without the prior consent of InvestorsBank. Because of this restriction, it is anticipated that the majority of new loans will consist of loan participations with InvestorsBank. Participations with InvestorsBank comprised approximately 58% of the loan portfolio at March 31, 2004. These two factors, in addition to the difficult business economy, are resulting in BMSBLC’s inability to maintain the size of its loan portfolio.

        Rental income decreased 11% to $0.72 million for the three months ended March 31, 2004, as compared to $0.81 million for the three months ended March 31, 2003. Rental income decreased $0.04 million due to the sale of two leased properties during 2003. Two tenants were on nonaccrual, resulting in a reduction of $0.09 million in rental income during the first three months of 2004, and two buildings were vacant during the first three months of 2004, resulting in a reduction of $0.04 million in rental income. One property under construction was completed and placed in service in May, 2003, resulting in $0.06 million in new rental income for 2004 and scheduled rent increases added $0.02 million.

        Net interest margin is determined by dividing the total of interest income on loans and rental income less interest expense by the total of average loans and leased properties. The interest margin for the three months ended March 31, 2004 was 3.74% compared to 3.71% for the three months ended March 31, 2003. During the first three months of 2004, average loans outstanding (net of intercompany loans) of $52.37 million generated $0.66 million in interest income and average leased properties (net of intercompany properties) of $30.03 million generated $0.72 million in rental income. The average gross return for the first three months on rental properties was approximately 9.5% while the average gross return on loans was approximately 5%. During the first three months of 2003, average loans outstanding (net of intercompany loans) of $71.55 million generated $0.93 million in interest income and average leased properties (net of intercompany properties) of $30.02 million generated $0.81 million in rental income. The average gross return during the first three months of 2003 on rental properties was approximately 10.8% while the average gross return on loans was approximately 5.2%.

        There were no sales of leased properties during the three months ended March 31, 2004. During the three months ended March 31, 2003, one leased property was sold, resulting in a gain of $0.20 million (net of income taxes). At March 31, 2004, BMSBLC owned 22 properties with a net carrying value of $30.63 million. Two vacant rental properties with a net carrying value of $2.22 million were available for lease at March 31, 2004, and two rental properties with a net carrying value of $3.55 million were on non-accrual status.

        There were no termination of interest rate swaps during the three months ended March 31, 2004. The termination of interest rate swaps resulted in income of $0.48 million for the three months ended March 31, 2003. BMSBLC may periodically use these derivative instruments for purposes of managing interest rate risk. However, there were no interest rate swap agreements in effect at March 31, 2004.

        Interest expense decreased 25% to $0.60 million for the three months ended March 31, 2004, as compared to $0.80 million for the three months ended March 31, 2003, primarily due to a decrease in the outstanding average debt balance and due to lower interest rates. The average debt balance decreased $18.48 million when comparing the first three months of 2004 to 2003 as a result of the decrease in loans as explained above. BMSBLC’s cost of funds is based primarily on variable interest rates, which were lower during the first three months of 2004 as compared to the first three months of 2003. Additionally, during 2003, BMSBLC was able to reduce certain higher fixed rate debt with proceeds from loan payoffs, resulting in an average cost of funds of 2.99% for the first three months of 2004 as compared to 3.65% during the first three months of 2003.

        BMSBLC’s debt facility consists of commercial paper and drawn letters of credit backed by a $65 million line of credit that matures on June 25, 2004. At March 31, 2004, BMSBLC had $9.87 million in lending capability with outstanding unfunded commitments of $0.88 million. During the third quarter of 2003, a substantial amount of commercial paper which had matured was not able to be replaced by sales of additional commercial paper, requiring BMSBLC to draw upon the back-up bank line of credit which has a higher interest rate than commercial paper. This higher cost of funds lessens BMSBLC’s ability to compete with banks and other financial institutions for loans, resulting in a decreased ability to replace loans that are paid-off. Additionally, the 2008 redemption requirements of $16.9 million of preferred stock requires the Company to focus on asset quality while de-leveraging the balance sheet. For a summary of the current levels of bank debt and commercial paper, see “Liquidity and Capital – Financial Services”, herein.

        Other miscellaneous income remained the same for the three months ended March 31, 2004, and March 31, 2003.

        Depreciation expense decreased $0.02 million due to the leased property vacancies when comparing the three months ended March 31, 2004 to 2003. Management fees under the management fee agreement with InvestorsBank decreased $0.02 million due to the decrease in loans under management when comparing the first three months of 2004 to 2003. Other operating expenses decreased $0.02 million due to a decrease in expenses involving the leased property portfolio.

        The Parent and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to common shareholders. However, the REIT may retain capital gains from the sale of real estate and pay income tax on that gain. In January, 2004, the Parent paid $0.18 million in capital gains taxes which were accrued at December 31, 2003.

        At March 31, 2004, LMOD owed the Parent and BMSBLC $6.24 million, which consisted of a first mortgage on real estate of $2.09 million, a line of credit of $0.45 million, and an unsecured note of $3.7 million. The interest rate on these notes averaged 4.3% at March 31, 2004. At March 31, 2004, LPI owed BMSBLC $4.05 million, consisting of a line of credit of $1.55 million and an unsecured note of $2.5 million. The interest rate on these notes was 4.0% at March 31, 2004. Before intercompany eliminations, the financial services segment included $0.11 million of interest income, $0.07 million of rental income from LPI to BMSBLC and $0.11 million in management fees paid by LMOD to BMSBLC. As of November 12, 2003, the Parent extended a guarantee to a supplier of LMOD in which the Parent has agreed to unconditionally guarantee all obligations of LMOD to the supplier. It is anticipated that the maximum amount of the guarantee will not exceed $0.60 million, however, the amount of the guarantee is unlimited and the amount of the obligation may increase in the future.

Liquidity and Capital

Consumer Products

        The consumer products segment’s net loss after intercompany transactions for the quarter ended March 31, 2004, was $1.00 million, which was financed through a reduction in accounts receivable due to the normal reduction in accounts receivable balances after the year-end selling season.

        Total assets of consumer products were $13.54 million as of March 31, 2004, and $15.62 million as of December 31, 2003, a 13% decrease. Cash decreased to $0.21 million at March 31, 2004, from $0.70 million at December 31, 2003.

        Accounts receivable, net of the allowance for doubtful accounts, decreased to $0.86 million at March 31, 2004, from $2.17 million at December 31, 2003, due to normal collections after the year-end selling season. LPI’s receivables decreased $0.48 million and LMOD’s receivables decreased $0.83 million. At March 31, 2004, LMOD had an outstanding receivable of $0.27 million from FAO, Inc. FAO, Inc. has filed for bankruptcy and LMOD provided for 88% of the receivable in its December 31, 2003, allowance for doubtful accounts. Management has entered into an agreement to sell this receivable to a third party for $0.12 million.

        Inventory, net of the allowance for obsolescence, decreased to $5.51 million at March 31, 2004, compared to $5.56 million at December 31, 2003. LMOD’s inventory increased $0.03 million and LPI’s inventory decreased $0.08 million. Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

        Property and equipment, net of accumulated depreciation, decreased by $0.16 million as of March 31, 2004, compared to December 31, 2003. Property and equipment increased by $0.05 million while accumulated depreciation increased by $0.21 million.

        Prepaid corporate taxes did not increase due to the non-recognition of any income tax benefit related to the first quarter of 2004. The deferred income tax asset of $2.69 million remained the same between March 31, 2004 and December 31, 2003. At December 31, 2003, the consumer products segment had unused federal net operating loss carryforwards of approximately $5.6 million.

        Goodwill was recorded when the Company purchased the remaining interest in the stock from the estate of Lee Middleton, the founder of LMOD, on April 30, 1998. The purchase price exceeded the carrying value by $0.62 million. At March 31, 2004 and December 31, 2003, the balance of the goodwill, net of previous accumulated amortization, was $0.51 million. No impairment was recorded during the first three months of 2004.

        Other liabilities decreased $0.12 million to $1.35 million at March 31, 2004, from $1.47 million at December 31, 2003.

        Due to the losses suffered by the consumer products segment, it is unable to borrow money from outside financial sources and is dependent on the Parent and BMSBLC for its borrowing requirements.

Financial Services

        During the first three months of 2004, the financial products segment’s net income after intercompany transactions was $0.50 million. Dividends of $0.23 million were paid to preferred stockholders and dividends of $0.37 million were paid to common stockholders.

        Total assets of financial services were $80.59 million as of March 31, 2004, and $86.59 million as of December 31, 2003. Cash decreased to $0.30 million at March 31, 2004 from $0.65 million at December 31, 2003.

        Interest and rent receivable increased to $0.37 million as of March 31, 2004, from $0.36 million at December 31, 2003. The rent receivable is shown net of an allowance for doubtful accounts of $150,000 at both periods. At March 31, 2004, four non-performing loans totaling $0.45 million in principal were on non-accrual, resulting in $0.01 million of interest income which would have been recorded for the three months had the non-accruing loans been current in accordance with their original terms. Three tenants were also on non-accrual resulting in $0.16 million of rental income which would have been recorded for the year had the tenants been current in accordance with their leases.

        Property and equipment and other assets, including prepaid amounts, decreased by $1.65 million. At December 31, 2003, BMSBLC’s other assets included a $1.65 million receivable from the sale of a leased property. In January, 2004, this receivable was financed by BMSBLC as a loan causing other assets to decrease by that amount. Property and equipment decreased by $0.01 million due to depreciation.

        Total loans (excluding intercompany loans) decreased by $3.82 million, or 7%, to $48.47 million at March 31, 2004, from $52.29 million at December 31, 2003, with a corresponding decrease in liabilities. As of March 31, 2004 and December 31, 2003, management did not provide an allowance for loan losses due to management’s belief that the collateral which secured nonperforming loans was adequate to fully secure the debtors’ obligation to BMSBLC.

        Leased properties, net of accumulated depreciation, decreased to $30.63 million as of March 31, 2004, compared to $30.81 million as of December 31, 2003, due to $0.18 million of depreciation for the three months ended March 31, 2004.

        The financial services’ total consolidated indebtedness at March 31, 2004, decreased $6.44 million, primarily as the result of the payment of indebtedness from the proceeds of the payoff of loans in the loan portfolio.

Financial services debt	12/31/2004	12/31/2003
Short-term debt	$52.98 million	$53.23 million
Long-term debt	$12.35 million	$18.54 million
Redeemable preferred stock	$16.85 million	$16.85 million

        BMSBLC’s short-term debt facility consists of commercial paper and drawn letters of credit backed by a $65 million line of credit that matures on June 25, 2004. BMSBLC is currently in negotiations with its lenders and expects the facility to be renewed for another year.

        At March 31, 2004, the outstanding commercial paper balance was $38.65 million. BMSBLC also had drawn $13.90 million against its bank line of credit to replace outstanding commercial paper that had matured and was unable to be replaced by sales of additional commercial paper. The bank line of credit has an interest rate which is approximately 40 basis points higher than that paid on commercial paper, resulting in a reduction of net income for the three months ended March 31, 2004. The Parent also has a line of credit agreement with InvestorsBank providing for a line of credit of $1.41 million bearing interest at the prime rate. The outstanding balance on the line at March 31, 2004, was $0.43 million.

        Long-term debt consists primarily of fixed rate debt. In the first quarter of 2004, BMSBLC paid off long-term debt of $6.19 million and replaced it with short-term debt from the bank line of credit at a lower interest rate.

        Accrued liabilities decreased to $0.72 million at March 31, 2004, as compared to $1.13 million at December 31, 2003, primarily due to the payment of $0.18 million of accrued income taxes and the payment of $0.17 million of accrued real estate taxes.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

        This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may”, “will”, “could”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, including the condition of the local real estate market, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or real estate portfolios, demand for loan products, competition, demand for financial services in the Company’s market area, the accessibility of funding sources at competitive rates, including the agreement of BMSBLC's lenders to extend its current credit facility for an additional year beyond its expiration date of June 25, 2004, demand for the Company’s consumer products, the degree of success of the Company’s strategy to reduce prices on its collectible dolls and reduce expenses, the realization of the deferred income tax benefit, payment when due of principal and interest on loans made by the Company, payment of rent by lessees on Company properties and the necessity to make additions to the Company’s loan loss reserve. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

        A significant portion of BMSBLC’s fixed rate loans and fixed rate leases are matched against fixed rate debt, however, the portfolio is not completely matched. A portion of BMSBLC’s fixed rate assets are funded with variable rate debt and in the present low interest rate environment this mismatch has been favorable to BMSBLC. In a rising interest rate environment, the margin of difference between the fixed rate asset and the variable debt becomes smaller and less favorable to BMSBLC. At March 31, 2004, an increase of 1% in the interest rate paid on the variable debt would decrease the Company’s annual pre-tax profits in an amount approximating $87,000.

Item 4.    Controls and Procedures

        Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004.

        Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, there were no changes in the Company’s internal control over financial reporting identified in such evaluation that occurred during the quarter ended March 31, 2004 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is not a defendant in any material pending legal proceeding and no such material proceedings are known to be contemplated.

Item 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 22, 2000, the Board of Directors of the Company authorized the repurchase of up to 325,000 shares of the Company’s common stock in open market or privately negotiated transactions. The program has no expiration date. The Company did not repurchase any shares under the program during the quarter ended March 31, 2004. As of March 31, 2004, the Company had the authority to repurchase 67,700 shares under that program.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits

The Exhibits to this Quarterly Report on Form 10-Q are identified on the Exhibit Index hereto.

(b)	Reports on Form 8-K

A report on Form 8-K was filed on February 26, 2004, under Item 9 (reporting information required under Item 12), which reported the Company’s financial results for the quarter ended December 31, 2003, and for the year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

THE MIDDLETON DOLL COMPANY
(Registrant)

Date: May 14, 2004	/s/ George R. Schonath
George R. Schonath
President and Chief Executive Officer
Date: May 14, 2004	/s/ Susan J. Hauke
Susan J. Hauke
Vice President Finance and Chief Financial Officer

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit Number         Exhibit

10.1	Second Amended and Restated Management Services and Allocation of Expenses Agreement dated January 1, 2004, by and between InvestorsBank, The Middleton Doll Company, Bando McGlocklin Small Business Lending Corporation and Lee Middleton Original Dolls, Inc.

11	Statement Regarding Computation of Per Share Earnings

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of the President and Chief Executive Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.

32.2	Written Statement of the Chief Financial Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.