Form 10-Q
period 2004-06-30
MIDDLETON DOLL CO
filed 2004-08-13
CIK 723209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission file number:  0-22663

THE MIDDLETON DOLL COMPANY
(Exact name of registrant as specified in its charter)

Wisconsin	39-1364345
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

W239 N1700 Busse Road Waukesha, Wisconsin	53188-1160
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (262) 523-4300

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

On August 13, 2004, there were 3,727,589 shares outstanding of the Registrant's common stock, 6-2/3 cents par value.

THE MIDDLETON DOLL COMPANY

FORM 10-Q INDEX

PART 1	FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Balance Sheets as of June 30, 2004 (Unaudited) and
	December 31, 2003	3
	Consolidated Statements of Operations - For the Three Months and Six Months
	Ended June 30, 2004 and 2003 (Unaudited)	5
	Consolidated Statements of Changes in Shareholders' Equity - For the Six
	Months Ended June 30, 2004 and 2003 (Unaudited)	7
	Consolidated Statements of Cash Flows - For the Six Months Ended
	June 30, 2004 and 2003 (Unaudited)	8
	Notes to the Consolidated Financial Statements (Unaudited)	9
Item 2	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	10
Item 3	Quantitative and Qualitative Disclosure About Market Risk	24
Item 4	Controls and Procedures	24
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	25
Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	25
Item 3	Defaults Upon Senior Securities	25
Item 4	Submission of Matters to a Vote of Security Holders	25
Item 5	Other Information	25
Item 6	Exhibits and Reports on Form 8-K	26

	Signatures	27
	Exhibit Index	28

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Consumer Products
Cash and cash equivalents	$144,963	$697,558
Accounts receivable, net of allowance of
$187,061 and $555,738 as of June 30, 2004
and December 31, 2003, respectively	902,060	2,168,935
Inventory, net	5,054,189	5,419,216
Prepaid inventory	147,774	142,695
Prepaid corporate taxes	29,438	36,219
Other prepaid expenses	225,274	285,034

Total current assets	6,503,698	8,749,657
Property and equipment, net of accumulated
depreciation of $4,104,769 and $3,670,257 as of
June 30, 2004 and December 31, 2003, respectively	3,316,002	3,677,998
Deferred income taxes	2,685,224	2,685,224
Goodwill	506,145	506,145

Total Consumer Products Assets	13,011,069	15,619,024

Financial Services
Cash and cash equivalents	602,344	654,846
Interest receivable	239,173	252,268
Rent receivable, net of allowance of $150,000
as of June 30, 2004 and December 31, 2003	52,088	112,055
Loans	40,295,382	52,285,926
Leased properties:
Buildings, net of accumulated depreciation of
$3,143,848 and $2,796,495 as of June 30,
2004 and December 31, 2003, respectively	26,602,291	26,945,144
Land	3,862,730	3,862,730

Total leased properties	30,465,021	30,807,874
Property and equipment, net of accumulated
depreciation of $744,236 and $736,003 as of
June 30, 2004 and December 31, 2003, respectively	7,295	15,529
Other assets	821,665	2,456,815

Total Financial Services Assets	72,482,968	86,585,313

Total Assets	$85,494,037	$102,204,337

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	June 30, 2004	December 31, 2003
	(Unaudited)
LIABILITIES, MINORITY INTEREST,
AND SHAREHOLDERS' EQUITY
Consumer Products
Accounts payable	495,747	599,024
Accrued salaries	293,084	219,608
Accrued liabilities	430,048	647,471

Total Consumer Products Liabilities	1,218,879	1,466,103

Financial Services
Commercial paper	33,762,722	34,002,000
Lines of credit	12,615,000	19,225,000
Direct pay letter of credit obligation	2,400,000	2,600,000
State of Wisconsin Investment Board notes payable	6,000,000	8,333,333
Loan participations with repurchase options	1,614,598	6,289,827
Other borrowings	1,320,000	1,320,000
Accrued liabilities	1,065,204	1,131,103

Total Financial Services Liabilities
Other Than Preferred Shares	58,777,524	72,901,263
Preferred shares subject to mandatory redemption, net	16,854,775	16,854,775

Total Financial Services Liabilities	16,854,775	16,854,775
MINORITY INTEREST
Minority interest in subsidiaries	8,333	28,786
SHAREHOLDERS' EQUITY
Common stock, 6 2/3 cents par value,
15,000,000 shares authorized, 4,401,599 shares issued	293,441	293,441
Additional paid-in capital	16,604,744	16,604,744
Retained earnings (accumulated deficit)	(1,537,737)	781,147
Treasury stock, 674,010 shares, at cost	(6,725,922)	(6,725,922)

Total Shareholders' Equity	8,634,526	10,953,410

Total Liabilities, Minority Interest,
and Shareholders' Equity	$26,716,513	$29,303,074

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Consumer Products
Net sales	$2,733,153	$3,306,943	$5,557,201	$7,218,811
Cost of goods sold	2,241,051	2,333,407	4,156,294	4,540,806

Gross profit	492,102	973,536	1,400,907	2,678,005
Operating expenses
Sales and marketing	222,475	760,956	704,937	1,579,144
New product development	184,006	174,911	367,185	380,046
General and administrative	1,070,968	1,051,054	2,103,100	2,217,127

Total operating expenses	1,477,449	1,986,921	3,175,222	4,176,317
Net operating loss	(985,347)	(1,013,385)	(1,774,315)	(1,498,312)
Other income (expense)
Interest expense	--	--	(108)	(3,896)
Other income, net	6,927	5,569	89,768	14,678

Net other income	6,927	5,569	89,660	10,782
Loss before income taxes, minority
interest and intercompany charges	(978,420)	(1,007,816)	(1,684,655)	(1,487,530)
Income tax benefit	--	403,126	--	595,012
Minority interest in losses of subsidiaries	10,444	8,585	20,452	13,457

Loss Before Intercompany
Charges - Consumer Products	(967,976)	(596,105)	(1,664,203)	(879,061)

Financial Services
Revenues
Interest on loans	567,549	880,596	1,230,771	1,807,968
Rental income	813,563	849,440	1,529,022	1,660,894
Gain on sale of leased properties	--	--	--	303,570
Gain on termination of interest rate swaps	--	--	--	484,304
Other income	11,790	77,285	24,335	90,258

Total revenues	1,392,902	1,807,321	2,784,128	4,346,994

Expenses
Interest expense	479,784	772,841	1,080,492	1,570,798
Depreciation expense	181,134	197,887	355,587	387,004
Management fee expense	228,217	238,023	454,774	484,466
Other operating expenses	161,954	204,144	349,896	412,085

Total expenses	1,051,089	1,412,895	2,240,749	2,854,353

Income before income taxes and
intercompany revenue	341,813	394,426	543,379	1,492,641
Income tax expense	--	--	--	(107,499)

Income Before Intercompany Revenue
- Financial Services	$341,813	$394,426	$543,379	$1,385,142

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (Continued)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Total Company
Income (loss) before income taxes,
minority interest and intercompany activity
Consumer products	$(978,420)	$(1,007,816)	$(1,684,655)	$(1,487,530)
Financial services	341,813	394,426	543,379	1,492,641

Total company	(636,607)	(613,390)	(1,141,276)	5,111
Income tax benefit	--	461,485	--	678,785
Minority interest in losses of subsidiaries	10,444	8,585	20,452	13,457

Net income (loss)	(626,163)	(143,320)	(1,120,824)	697,353
Preferred stock dividends	(226,276)	(359,428)	(452,551)	(718,856)

Net loss applicable to common
shareholders	$(852,439)	$(502,748)	$(1,573,375)	$(21,503)

Basic loss per common share	$(0.23)	$(0.13)	$(0.42)	$(0.01)

Diluted loss per common share	$(0.23)	$(0.13)	$(0.42)	$(0.01)

Weighted average shares
outstanding (diluted)	3,727,589	3,730,637	3,727,589	3,730,929

Segment Reconciliation

Consumer Products
Loss before intercompany charges	$(967,976)	$(596,105)	$(1,664,203)	$(879,061)
Interest/rental expense to parent	(196,162)	(220,105)	(382,110)	(437,766)
Management fees to parent	--	(97,401)	(114,000)	(217,401)
Forgiveness of management fees to parent	114,000	--	114,000	--
Applicable income tax benefit related to
intercompany charges and other items	--	58,359	--	191,272

Total segment net loss	(1,050,138)	(855,252)	(2,046,313)	(1,342,956)

Financial Services
Income before intercompany revenue	341,813	394,426	543,379	1,385,142
Interest/rental income from subsidiary	196,162	220,105	382,110	437,766
Management fees from subsidiary	--	97,401	114,000	217,401
Forgiveness of management fees from
subsidiary	(114,000)	--	(114,000)	--

Total segment net income	423,975	711,932	925,489	2,040,309

Net Income (Loss)	$(626,163)	$(143,320)	$(1,120,824)	$697,353

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Common Treasury Stock	Accumulated Other Comprehensive Income	Total
BALANCES,
December 31, 2002	$293,441	$16,604,744	$2,933,904	$(6,725,922)	$512,316	$13,618,483

Comprehensive income
Net income six months
ended June 30, 2003	--	--	697,353	--	--	697,353
Change in fair market
value of interest rate
swap agreement	--	--	--	--	(512,316)	(512,316)

Total Comprehensive
Income						185,037

Cash dividends on
preferred stock	--	--	(718,856)	--	--	(718,856)
Cash dividends on
common stock	--	--	(745,518)	--	--	(745,518)

BALANCES,
June 30, 2003	$293,441	$16,604,744	$2,166,883	$(6,725,922)	$--	$12,339,146

BALANCES,
December 31, 2003	$293,441	$16,604,744	$781,147	$(6,725,922)	$--	$10,953,410

Net loss six months
ended June 30, 2004	--	--	(1,120,824)	--	--	(1,120,824)
Cash dividends on
preferred stock	--	--	(452,551)	--	--	(452,551)
Cash dividends on
common stock	--	--	(745,509)	--	--	(745,509)

BALANCES,
June 30, 2004	$293,441	$16,604,744	$(1,537,737)	$(6,725,922)	$--	$8,634,526

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2004		For the Six Months Ended June 30, 2003
	Consumer Products	Financial Services	Consumer Products	Financial Services
Cash Flows from Operating Activities:
Segment net income (loss)	$(2,046,313)	$925,489	$(1,342,956)	$2,040,309
Adjustments to reconcile segment net income (loss)
to net cash flows from operating activities
Depreciation and amortization	434,512	355,587	599,283	387,003
Provision for losses on accounts receivable	(174,994)	--	50,538	--
Provision for inventory obsolescence	210,070	--	83,605	--
Gain on sale of leased properties	--	--	--	(303,570)
Change in minority interest in subsidiaries	(20,453)	--	(13,457)	--
Net change in:
Accounts receivable	1,441,869	--	1,644,931	--
Inventory	154,957	--	(848,957)	--
Interest receivable	--	13,095	--	(66,698)
Rent receivable	--	59,967	--	8,682
Other assets	61,462	1,635,150	(895,377)	(43,441)
Accounts payable	(103,277)	--	177,218	--
Accrued liabilities	(143,947)	(65,899)	(244,435)	(514,711)

Net Cash Flows from Operating Activities	(186,114)	2,923,389	(789,607)	1,507,574

Cash Flows from Investing Activities:
Net loan repayments received	--	11,990,544	--	12,368,221
Proceeds from sale of leased properties	--	--	--	1,743,311
Purchase or construction of leased property	--	(4,500)	--	(3,289,859)
Property and equipment expenditures	(72,516)	--	(242,624)	--

Net Cash Flows from Investing Activities	(72,516)	11,986,044	(242,624)	10,821,673

Cash Flows from Financing Activities:
Net decrease in short term borrowings	--	--	(1,242,000)	--
Net change in commercial paper	--	(239,278)	--	(37,952,618)
Net change in lines of credit	--	(6,610,000)	--	38,370,000
Net payments on letter of credit	--	(200,000)	--	(285,000)
Repayment of SWIB notes	--	(2,333,333)	--	(666,666)
Repayment of loan participations with
repurchase options	--	(4,675,229)	--	(8,455,968)
Net repayment of other long-term debt	--	--	--	(3,296)
Preferred stock dividends paid	--	(452,551)	--	(718,856)
Common stock dividends paid	--	(745,509)	--	(745,518)
Net intercompany transactions	(293,965)	293,965	1,916,343	(1,916,343)

Net Cash Flows from Financing Activities	(293,965)	(14,961,935)	674,343	(12,374,265)

Net change in cash and cash equivalents	(552,595)	(52,502)	(357,888)	(45,018)
Cash and equivalents beginning of period	697,558	654,846	500,815	433,847

Cash and equivalents end of period	$144,963	$602,344	$142,927	$388,829

Supplemental Cash Flow Disclosures
Cash paid for interest	$108	$1,114,976	$3,896	$1,670,666

Cash (received) paid for income taxes	$6,879	$183,695	$(163,140)	$418,158

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of June 30, 2004 and December 31, 2003, the results of operations for the three and six months ended June 30, 2004 and 2003, and statements of changes in shareholders’ equity and cash flows for the six months ended June 30, 2004 and 2003 have been made. Such adjustments consisted only of normal recurring items. Operating results for the periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s 2003 Annual Report on Form 10-K. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

NOTE 3.  INVENTORY

Inventories of LMOD and LPI are valued at the lower of cost or market and utilize the first-in, first-out (FIFO) method to determine cost. The components of inventory are as follows:

	June 30, 2004	December 31, 2003
Raw materials	$1,124,011	$1,301,800
Work in process	72,780	95,148
Finished goods	4,195,752	4,150,552

	5,392,543	5,547,500
Allowance for obsolete inventory	(338,354)	(128,284)

	$5,054,189	$5,419,216

NOTE 4.  INCOME TAXES

The Parent and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, the REIT is not subject to income tax on taxable income that is distributed to common shareholders. However, the REIT may retain capital gains from the sale of real estate and pay income tax on that gain.

Income tax benefit recorded by the Company that is attributable to the Consumers Product segment is calculated based on the determination of net income (loss) before the elimination of intercompany expenses. Valuation allowances are established against these deferred income tax benefits when necessary to reduce deferred income tax assets to the amount expected to be realized. During the first quarter of 2004, management determined, based on the level of continuing losses of the consumer products segment, that it would suspend the recognition of additional deferred income tax assets until the consumer products segment operating performance improves and supports the recognition of any additional deferred income tax assets. As a result of this determination, management provided a valuation allowance of $0.76 million against the net operating losses generated by the consumer products segment during the six months ended June 30, 2004.

NOTE 5.  LOSS PER SHARE

See Exhibit 11 for the computation of the net loss per common share.

NOTE 6.  COMMITMENTS

Undisbursed construction and loan commitments totaled $2.95 million at June 30, 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Amounts presented as of June 30, 2004, and December 31, 2003, and for the three and six month periods ended June 30, 2004, and June 30, 2003, include the consolidation of two segments. The financial services segment includes The Middleton Doll Company (the “Parent”) and Bando McGlocklin Small Business Lending Corporation (“BMSBLC”), a 100% owned subsidiary of the Parent. The consumer products segment includes Lee Middleton Original Dolls, Inc. (“LMOD”), a 99% owned subsidiary of the Parent and License Products, Inc. (“LPI”), a 100% owned subsidiary of LMOD. The term “Company”, when used herein, refers to the Parent, BMSBLC, LMOD and LPI on a consolidated basis.

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

        During the past four years there has been a significant decrease in net sales of the consumer products segment. This decrease is primarily attributable to intense pricing competition from dolls produced in China and is also due to a downturn in consumer discretionary spending as a result of the recent “soft” economy. LMOD is pursuing legal action to prevent the sale of certain dolls that management believes infringe on LMOD’s copyrights. Management believes LMOD has a responsibility to protect collectors from unauthorized reproductions of dolls created from the artist’s original sculptures. On Friday, July 23, 2004, a federal jury in Milwaukee returned a verdict in favor of LMOD regarding a claim of copyright infringement against Seymour Mann, Inc., a New York-based importer of dolls and other products. The jury determined that certain dolls sold by Seymour Mann contained unauthorized copies of copyrighted face, hand and foot sculptures created exclusively for LMOD. LMOD is also focusing efforts on reemphasizing the name recognition and high product quality of LMOD in the collectible doll market as well as developing new products for the artist studio collection line of dolls. During the past two years, operating expenses, particularly in the sales and marketing area, have been reduced. However, general and administrative expenses have not significantly decreased primarily due to long-term leases in effect until 2006 for the headquarters location in Westerville, Ohio, and the warehouse facilities in Columbus, Ohio.

        In June of 2004, LMOD transferred production of its high quality, lifelike Artist Studio Collection (ASC) dolls to a contract manufacturer in China to reduce manufacturing costs. Limited doll production will continue at its facilities in Belpre, Ohio, until the end of the year and the Belpre factory store will remain open. In connection with transferring production to China, the LMOD workforce was reduced by 35 employees in June, 2004. The manufacturer in China that was selected to make ASC dolls is a current supplier who has devoted a separate unit and staff exclusively dedicated to the manufacture of these dolls. Three of LMOD’s Newborn Nursery Adoption Center departments, developed by LMOD for department stores owned by the Saks Department Store Group, are now open. The centers are located at a Parisian store in Birmingham, Alabama, a Proffitt’s store in Chattanooga, Tennessee, and a Younkers store in Des Moines, Iowa. The Newborn Nursery Adoption Centers are located in proximity to the children’s departments and provide an opportunity for little girls to experience the “adoption” of their very own lifelike baby doll in a simulated hospital nursery.

        During the past four years there has also been a significant decrease in the loan portfolio of the financial products segment resulting in a corresponding decrease in interest income on loans. The financial services segment is at a lending disadvantage with other institutions such as banks, due to its higher cost of funds. Also, the existing management agreement with InvestorsBank prevents it from making new loans to other than existing customers without the prior consent of InvestorsBank. As a result, the size of the loan and leased property portfolio of BMSBLC has decreased and total revenues have also decreased.

        Due to the Parent’s required redemption of $16.85 million of outstanding preferred stock on July 1, 2008, BMSBLC expects to curtail its lending activities over the next four years. During the second quarter of 2004, the Board of Directors of the Company approved a plan to convert loans and leased properties of BMSBLC to cash as loans mature and leased properties are sold. The proceeds will be used to reduce outstanding debt and to redeem preferred stock at maturity. Under this policy, BMSBLC does not intend to make new loans, with only limited exceptions for participations with InvestorsBank. This reduction in assets will reduce the income available for common stock dividends in each of the next four years. As a result, the Board of Directors has changed the common stock dividend policy from the payment of quarterly dividends to an annual dividend which would be payable in January for the preceding year. During the first six months of 2004, common stock dividends totaled $0.20 per share. If the Parent’s and BMSBLC’s taxable income for the twelve months ended December 31, 2004, exceeds $0.20 per common share, a dividend will be paid to the common shareholders on January 31, 2005. The preferred stock dividend of $0.335 per share per quarter ($1.34 annual dividend per preferred share) will continue to be paid on a quarterly basis.

        Effective July 14, 2004, the Company’s common stock (DOLL) and preferred stock (DOLLP) began trading on the OTC Bulletin Board. The Company voluntarily delisted from The Nasdaq National Market because the Company’s shareholders' equity no longer met the minimum shareholders’ equity requirement of $10.0 million.

Results of Operations

For the three months ended June 30, 2004 and June 30, 2003

        The Company’s total net loss applicable to common shareholders for the three months ended June 30, 2004 equaled ($0.85) million, or ($0.23) per common share (diluted), as compared to ($0.50) million, or ($0.13) per common share (diluted), for the three months ended June 30, 2003.

For the Three Months Ended	06/30/2004	06/30/2003
Consumer products segment net loss	($0.97) million	($0.54) million
Per common share (diluted)	($0.26)	($0.14)
Financial services segment net income
after payment of preferred stock dividend	$0.12 million	$0.04 million
Per common share (diluted)	$0.03	$0.01

        Results for the consumer products segment for the second quarter of 2004 were similar to the second quarter of 2003 with the exception of an income tax benefit of $0.46 million which was recorded in the second quarter of 2003. The consumer products segment did not record any income tax benefit on the loss incurred during the three months ended June 30, 2004. Management determined in 2004, based on the level of the continuing losses of the consumer products segment, that it would suspend the recognition of additional deferred income tax assets until operating performance improves.

        During the second quarters of 2004 and 2003, the consumer products segment losses were primarily due to lower sales as a result of the soft economy, pricing pressure from collectible dolls produced in China, and lower margins due to price reductions. The inability to reduce the level of general and administrative expenses associated with long-term leases for the headquarters location in Westerville, Ohio, and the warehouse facilities in Columbus, Ohio, also contributed to the loss.

        For the financial services segment, during the second quarter of 2004, both rental and loan income decreased in comparison with the second quarter of 2003. However, lower dividend payments on the adjustable rate preferred stock of $0.13 million in 2004 increased net income by that amount.

Consumer Products

        Net sales from consumer products for the three months ended June 30, 2004, decreased 18% to $2.73 million from $3.31 million for the three months ended June 30, 2003. This was due to decreased sales of $0.62 million at LMOD and increased sales of $0.04 million at LPI. LMOD’s dealers have been minimizing their inventory levels due to sluggishness in the collectible doll market, reflected by lower customer orders. Artist-designed collectible dolls sales decreased by approximately 5,300 units and the Treasured Child play doll sales decreased by approximately 6,800 units when comparing the second quarter of 2004 to the second quarter of 2003. These unit decreases, along with price reductions, resulted in sales of artist-designed collectible dolls decreasing by $0.37 million and Treasured Child sales decreasing by $0.24 million.

        Cost of goods sold decreased 4% to $2.24 million for the three months ended June 30, 2004, compared to $2.33 million for the three months ended June 30, 2003. LMOD’s cost of goods sold decreased to $1.48 million from $1.60 million while LPI’s cost of goods sold increased to $0.76 million from $0.73 million. Total gross profit margin decreased to 18% from 29% in the prior year. In connection with transferring doll production to China, LMOD increased its allowance for inventory obsolescence by $0.22 million during the second quarter of 2004 which accounted for substantially all of the change in the reserve. LMOD’s gross profit margin decreased to 17% (before the inventory obsolescence charge) from 26% due primarily to $0.60 million in price reductions on the line of artist-designed collectible dolls. LPI’s gross profit margin remained at approximately 36% for the second quarters of 2004 and 2003.

        Total operating expenses of the consumer products segment for the three months ended June 30, 2004 were $1.48 million, compared to $1.99 million for the three months ended June 30, 2003, a 26% decrease. LMOD’s total operating expenses decreased $0.58 million to $1.10 million for the three months ended June 30, 2004. During the second quarter of 2004, LMOD decreased its allowance for doubtful accounts receivable by $0.19 million, of which $0.08 million was due to the settlement of its claim from the FAO, Inc. bankruptcy and the balance of $0.11 million was due to higher collection rates on outstanding receivables. The remaining $0.39 million decrease in sales and marketing expenses at LMOD was primarily due to staff reductions and decreases in advertising and catalog printing costs. Also, due to decreased sales, expenditures for commissions and merchant fees were less in the second quarter of 2004. New product development costs at LMOD increased $0.01 million and general and administrative expenses decreased $0.01 million in the second quarter of 2004. LPI’s operating expenses increased $0.07 million to $0.38 million for the second quarter of 2004, primarily due to an increase in shared advertising fees and sample costs of $0.04 million and a $0.02 million increase in salaries.

        Interest expense on intercompany loans has been eliminated for consolidation purposes. At June 30, 2004, LMOD owed the Parent $4.80 million consisting of a line of credit of $1.1 million and an unsecured note of $3.7 million. LMOD owed BMSBLC $2.07 million secured by a first mortgage on real estate. The interest rate on these notes averaged 4.6% at June 30, 2004. In July of 2004, InvestorsBank extended a line of credit to LMOD (with the Parent as a co-borrower) which allowed LMOD to pay off the $1.1 million line of credit owed to the Parent. At June 30, 2004, LPI owed BMSBLC $4.15 million consisting of a line of credit of $1.65 million and an unsecured note of $2.5 million. The interest rate on these notes was 4.25% at June 30, 2004. Before intercompany eliminations, interest expense for the consumer products segment and interest income to the financial services segment was $0.11 million for the three months ended June 30, 2004. Intercompany eliminations also included $0.07 million in rent paid by LPI to BMSBLC. In the second quarter of 2004, BMSBLC forgave the management fee charged LMOD in the first quarter of 2004. LMOD is no longer paying management fees to BMSBLC, which will increase working capital at LMOD, but will reduce the taxable income of BMSBLC.

        Consumer products’ income tax benefit, based on net losses before intercompany charges, was $0.40 million for the three months ended June 30, 2003. During the quarter ended March 31, 2004, management determined, based on the level of continuing losses of the consumer products segment that it would suspend the recognition of additional deferred income tax assets until the consumer products segment operating performance improves and supports the recognition of any additional deferred income tax assets. For the three months ended June 30, 2004, management did not record an income tax benefit based on the loss incurred for that period due to the amount of the existing net operating loss carryforwards. In assessing the recoverability of deferred income tax assets, including net operating loss carryforwards, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of deferred income tax assets in this instance is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards would be available to offset the taxable income. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not that the consumer products segment will realize the benefits of the $2.69 million of net deferred income tax assets recorded as of June 30, 2004, and December 31, 2003. Management provided a valuation allowance of $0.39 million against the net operating losses generated by the consumer products segment during the quarter ended June 30, 2004.

Financial Services

        The financial services segment net income after the preferred stock dividend payment increased $0.08 million for the three months ended June 30, 2004, compared to the three months ended June 30, 2003.

        Interest income on loans decreased 35% to $0.57 million for the three months ended June 30, 2004, as compared to $0.88 million for the three months ended June 30, 2003. This decrease was primarily due to a $19.79 million decrease in the average total loans outstanding when comparing the three months ended June 30, 2004, to the three months ended June 30, 2003. In addition, interest income from variable rate loans decreased due to the decrease in the average prime rate when comparing 2004 to 2003. The average prime rate for the second three months of 2004 was 4.00% and for the second three months of 2003 the rate was 4.25%. In the present competitive interest rate environment, BMSBLC is at a lending disadvantage with other institutions such as banks, due to its higher cost of funds. During the second three months of 2004, competitive pressures resulted in a reduction of $8.60 million in loans due to pay-offs and normal principal reductions accounted for $0.87 million in payoffs. During the second three months of 2004, $1.29 million of new loans were added to the loan portfolio. The Parent’s and BMSBLC’s management agreement with InvestorsBank also prevents them from making new loans to other than existing customers without the prior consent of InvestorsBank. Because of this restriction, it is anticipated that the majority of new loans will consist of loan participations with InvestorsBank. Participations with InvestorsBank comprised approximately 56% of the loan portfolio at June 30, 2004. These factors are resulting in BMSBLC’s inability to maintain the size of its loan portfolio.

        Rental income decreased 5% to $0.81 million for the three months ended June 30, 2004, as compared to $0.85 million for the three months ended June 30, 2003. Rental income in 2004 decreased $0.03 million due to the sale of a leased property during 2003. This was offset by an increase in rental income in 2004 of $0.02 million due to the completion of construction of a new property in 2003. During the second quarter of 2004, one tenant which is on nonaccrual became current with rent payments, resulting in a $0.04 million increase in rental income, while one tenant remained on nonaccrual, resulting in a reduction of $0.04 million in rental income during the second quarter of 2004. Two buildings remained vacant during the second three months of 2004, resulting in a reduction of $0.04 million in rental income. Scheduled rent increases added $0.01 million to rental income in the second quarter of 2004.

        Net interest margin is determined by dividing the total of interest income on loans and rental income less interest expense by the total of average loans and leased properties. The interest margin for the three months ended June 30, 2004 was 4.72% compared to 3.92% for the three months ended June 30, 2003. During the second three months of 2004, average loans outstanding (net of intercompany loans) of $45.60 million generated $0.57 million in interest income and average leased properties (net of intercompany properties) of $30.03 million generated $0.81 million in rental income. The average gross return for the second three months on rental properties was approximately 10.8% while the average gross return on loans was approximately 5%. During the first three months of 2003, average loans outstanding (net of intercompany loans) of $65.39 million generated $0.88 million in interest income and average leased properties (net of intercompany properties) of $31.30 million generated $0.85 million in rental income. The average gross return during the second three months of 2003 on rental properties was approximately 10.9% while the average gross return on loans was approximately 5.4%.

        There were no sales of leased properties during the three months ended June 30, 2004. At June 30, 2004, BMSBLC owned 22 properties with a net carrying value of $30.47 million of which $23.33 million was pledged as collateral to the debt facility. Two vacant rental properties with a net carrying value of $2.22 million were available for sale or lease at June 30, 2004, and two rental properties with a net carrying value of $3.53 million were on non-accrual status.

        Interest expense decreased 38% to $0.48 million for the three months ended June 30, 2004, as compared to $0.77 million for the three months ended June 30, 2003, primarily due to a decrease in the outstanding average debt balance and due to lower interest rates. The average debt balance decreased $21.46 million when comparing the second three months of 2004 to 2003 as a result of the decrease in loans as explained above. BMSBLC’s cost of funds is based primarily on variable interest rates, which were approximately 49 basis points lower during the second quarter of 2004 as compared to the second quarter of 2003. Additionally, when comparing the second quarter of 2004 to the second quarter of 2003, BMSBLC reduced higher fixed rate debt by approximately $6.73 million with proceeds from loan payoffs, resulting in an average cost of funds of 3.02% for the second three months of 2004 as compared to 3.70% during the second three months of 2003.

        BMSBLC’s debt facility consists of commercial paper and drawn letters of credit backed by a $50 million line of credit that matures on June 24, 2005. The debt facility was reduced by $15 million when it was renewed in June of 2004. A further reduction of $20 million is anticipated at the renewal date in 2005. At June 30, 2004, BMSBLC had $2.39 million in lending capability with outstanding unfunded commitments of $2.95 million. Beginning in the third quarter of 2003, a substantial amount of commercial paper which had matured was not able to be replaced by sales of additional commercial paper, requiring BMSBLC to draw upon the back-up bank line of credit which has a higher interest rate than commercial paper. This higher cost of funds lessens BMSBLC’s ability to compete with banks and other financial institutions for loans, resulting in a decreased ability to replace loans that are paid-off. Additionally, the 2008 redemption requirements of $16.9 million of preferred stock requires the Company to focus on asset quality while de-leveraging the balance sheet. For a summary of the current levels of bank debt and commercial paper, see “Liquidity and Capital – Financial Services”, herein.

        Other miscellaneous income decreased $0.07 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, due to a decrease in late payment fees and prepayment penalties.

        Depreciation expense decreased $0.02 million due to the leased property vacancies when comparing the three months ended June 30, 2004 to 2003. Management fees under the management fee agreement with InvestorsBank decreased $0.01 million due to the decrease in loans under management when comparing the second three months of 2004 to 2003. Other operating expenses decreased $0.04 million due to a decrease in expenses involving the leased property portfolio.

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

        Interest expense on intercompany loans has been eliminated for consolidation purposes. At June 30, 2004, LMOD owed the Parent $4.80 million consisting of a line of credit of $1.1 million and an unsecured note of $3.7 million. LMOD owed BMSBLC $2.07 million secured by a first mortgage on real estate. The interest rate on these notes averaged 4.6% at June 30, 2004. In July of 2004, InvestorsBank extended a $2.0 million line of credit to LMOD (with the Parent as a co-borrower) which allowed LMOD to pay off the $1.1 million line of credit owed to the Parent. At June 30, 2004, LPI owed BMSBLC $4.15 million consisting of a line of credit of $1.65 million and an unsecured note of $2.5 million. The interest rate on these notes was 4.25% at June 30, 2004. Before intercompany eliminations, interest expense for the consumer products segment and interest income to the financial services segment was $0.11 million for the three months ended June 30, 2004. Intercompany eliminations also included $0.07 million in rent paid by LPI to BMSBLC. LMOD is no longer paying management fees to BMSBLC which will increase working capital at LMOD but will reduce the taxable income of BMSBLC. As of November 12, 2003, the Parent extended a guarantee to a supplier of LMOD in which the Parent has agreed to unconditionally guarantee all obligations of LMOD to the supplier. It is anticipated that the maximum amount of the guarantee will not exceed $0.60 million, however, the amount of the guarantee is unlimited and the amount of the obligation may increase in the future.

For the six months ended June 30, 2004 and June 30, 2003

        The Company’s total net loss applicable to common shareholders for the six months ended June 30, 2004 equaled ($1.57) million, or ($0.42) per common share (diluted), as compared to ($0.02) million, or ($0.01) per common share (diluted), for the six months ended June 30, 2003.

For the Six Months Ended	06/30/2004	06/30/2003
Consumer products segment net loss	($1.66) million	($0.69) million
Per common share (diluted)	($0.44)	($0.18)
Financial services segment net income
after payment of preferred stock dividend	$0.09 million	$0.67 million
Per common share (diluted)	$0.02	$0.17

        Results for the consumer products segment for the first six months of 2004 were similar to the first six months of 2003 with the exception of an income tax benefit of $0.79 million which was recorded in the first six months of 2003. The consumer products segment did not record any income tax benefit on the loss incurred during the six months ended June 30, 2004. Management determined in 2004, based on the level of the continuing losses of the consumer products segment, that it would suspend the recognition of additional deferred income tax assets until operating performance improves.

        During the first six months of 2004 and 2003, the consumer products segment losses were primarily due to lower sales as a result of the soft economy, pricing pressure from collectible dolls produced in China, and lower margins due to price reductions. The inability to reduce the level of general and administrative expenses associated with long-term leases for the headquarters location in Westerville, Ohio, and the warehouse facilities in Columbus, Ohio, also contributed to the loss.

        For the financial services segment during the first six months of 2004 both rental and loan income decreased in comparison with the first six months of 2003. However, lower dividend payments on the adjustable rate preferred stock of $0.27 million in 2004 increased net income by that amount. Also, during the first six months of 2004, the financial services segment did not have any gains from the termination of interest rate swaps or from the sale of leased properties. During the first six months of 2003, the termination of interest rate swaps contributed $0.48 million and the sale of leased properties, net of taxes, contributed $0.20 million to net income for the financial services segment.

Consumer Products

        Net sales from consumer products for the six months ended June 30, 2004 decreased 23% to $5.56 million from $7.22 million for the six months ended June 30, 2003. This was due to decreased sales of $1.50 million at LMOD and decreased sales of $0.16 million at LPI. LMOD’s dealers have been minimizing their inventory levels due to sluggishness in the collectible doll market, reflected by lower customer orders. At LMOD sales of artist-designed collectible dolls decreased by approximately 8,300 units when comparing the first six months of 2004 to the first six months of 2003 and play-dolls sales decreased by approximately 6,800 units. These unit decreases, along with price reductions, resulted in sales of artist-designed collectible dolls decreasing by $1.25 million and play-dolls sales decreasing by $0.24 million.

        Reflecting the decline in net sales, cost of goods sold decreased 8% to $4.16 million for the six months ended June 30, 2004, compared to $4.54 million for the six months ended June 30, 2003. LMOD’s cost of goods sold decreased to $2.66 million from $3.05 million while LPI’s cost of goods sold increased to $1.50 million from $1.49 million. Total gross profit margin decreased to 25% from 37% in the prior year. In connection with transferring doll production to China, LMOD increased its allowance for inventory obsolescence by $0.22 million during the second quarter of 2004 which accounted for substantially all of the change in the reserve. LMOD’s gross profit margin decreased to 24% (before the inventory obsolescence charge) from 35% due primarily to $1.01 million in price reductions on the line of artist-designed collectible dolls. LPI’s gross profit margin decreased to 36% from 41% due to a higher volume of returns during the first six months of 2004.

        Total operating expenses of the consumer products segment for the six months ended June 30, 2004 were $3.18 million, compared to $4.18 million for the six months ended June 30, 2003, a 24% decrease. LMOD’s total operating expenses decreased $1.14 million to $2.40 million for the six months ended June 30, 2004. During the second quarter of 2004, LMOD decreased its allowance for doubtful accounts receivable by $0.19 million, of which $0.08 million was due to the settlement of its claim from the FAO, Inc. bankruptcy and the balance of $0.11 million was due to higher collection rates on outstanding receivables. The remaining decrease in sales and marketing expense of $0.76 million at LMOD was primarily due to staff reductions and decreases in advertising and catalog printing costs. Also, due to decreased sales, expenditures for commissions, royalties and merchant fees were less in 2004. LMOD’s new product development costs remained the same at $0.25 million and general and administrative expenses decreased $0.19 million primarily due to staff reductions. LPI’s operating expenses increased $0.14 million to $0.77 million primarily due to a $0.07 million increase in sales and marketing expenses, including $0.06 million in shared advertising costs, and $0.07 million in general and administrative expenses, including salaries.

        Other income for the six months ended June 30, 2004 includes settlements with defendants regarding legal actions taken to prevent the sale of certain dolls that management believes infringe on LMOD’s copyrights and other intellectual property. LMOD is continuing to pursue remedies in all pending lawsuits. Interest expense decreased due to the payoff of debt between LMOD and InvestorsBank. The debt was replaced with intercompany loans from the Company to LMOD and from BMSBLC to LPI.

        Interest expense on intercompany loans has been eliminated for consolidation purposes. At June 30, 2004, LMOD owed the Parent $4.80 million consisting of a line of credit of $1.1 million and an unsecured note of $3.7 million. LMOD owed BMSBLC $2.07 million secured by a first mortgage on real estate. The interest rate on these notes averaged 4.6% at June 30, 2004. In July of 2004, InvestorsBank extended a line of credit to LMOD (with the Parent as a co-borrower) which allowed LMOD to pay off the $1.1 million line of credit owed to the Parent. At June 30, 2004, LPI owed BMSBLC $4.15 million consisting of a line of credit of $1.65 million and an unsecured note of $2.5 million. The interest rate on these notes was 4.25% at June 30, 2004. Before intercompany eliminations, interest expense for the consumer products segment and interest income to the financial services segment was $0.22 million for the six months ended June 30, 2004. Intercompany eliminations also included $0.15 million in rent paid by LPI to BMSBLC. In the second quarter of 2004, BMSBLC forgave the management fee charged LMOD in the first quarter of 2004. LMOD is no longer paying management fees to BMSBLC, which will increase working capital at LMOD, but will reduce the taxable income of BMSBLC.

        Consumer products’ income tax benefit, based on net losses before intercompany charges, was $0.60 million for the six months ended June 30, 2003. During the quarter ended March 31, 2004, management determined, based on the level of continuing losses of the consumer products segment that it would suspend the recognition of additional deferred income tax assets until the consumer products segment operating performance improves and supports the recognition of any additional deferred income tax assets. For the six months ended June 30, 2004, management did not record an income tax benefit based on the loss incurred for that period due to the amount of the existing net operating loss carryforwards. In assessing the recoverability of deferred income tax assets, including net operating loss carryforwards, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of deferred income tax assets in this instance is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards would be available to offset the taxable income. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not that the consumer products segment will realize the benefits of the $2.69 million of net deferred income tax assets recorded as of June 30, 2004 and December 31, 2003. Management provided a valuation allowance of $0.76 million against the net operating losses generated by the consumer products segment during the first six months of 2004.

Financial Services

        The financial services segment decrease in net income of $0.58 million for the six months ended June 30, 2004, compared to the six months ended June 30, 2003, was primarily due to (i) a decrease in net interest income of $0.09 million, (ii) a decrease in rental income of $0.13 million and (iii) the absence of gains from the sale of leased properties and from the termination of interest rate swaps which were recognized during the first quarter of 2003. During the six months ended June 30, 2003, the sale of a leased property resulted in a gain of $0.20 million, net of taxes, and the termination of interest rate swaps resulted in a gain of $0.48 million. However in the first six months of 2004, lower dividend payments on the preferred stock of $0.27 million caused net income to increase by that amount.

        Interest income on loans decreased 32% to $1.23 million for the six months ended June 30, 2004, as compared to $1.81 million for the six months ended June 30, 2003. This decrease was primarily due to a $19.46 million decrease in the average total loans outstanding when comparing the six months ended June 30, 2004 to the six months ended June 30, 2003. In addition, interest income from variable rate loans decreased due to the decrease in the average prime rate when comparing 2004 to 2003. The average prime rate for the first six months of 2004 was 4.00% and for the first six months of 2003 the rate was 4.25%. In the present competitive interest rate environment, BMSBLC is at a lending disadvantage with other institutions such as banks, due to its higher cost of funds. During the first six months of 2004, competitive pressures resulted in a reduction of $13.79 million in loans due to payoffs and normal principal reductions accounted for $1.88 million in payoffs. During the first six months of 2004, $3.68 million of new loans were added to the loan portfolio. The Parent’s and BMSBLC’s management agreement with InvestorsBank also prevents them from making new loans to other than existing customers without the prior consent of InvestorsBank. Because of this restriction, it is anticipated that the majority of new loans will consist of loan participations with InvestorsBank. Participations with InvestorsBank comprised approximately 56% of the loan portfolio at June 30, 2004. These factors are resulting in BMSBLC’s inability to maintain the size of its loan portfolio.

        Rental income decreased 8% to $1.53 million for the six months ended June 30, 2004, as compared to $1.66 million for the six months ended June 30, 2003. Rental income in 2004 decreased $0.07 million due to the sale of a leased property in 2003. This was offset by an increase in rental income in 2004 of $0.08 million due to the completion of construction of a new property in 2003. During the first half of 2004, one tenant which is on nonaccrual became current with rent payments, while one tenant remained on nonaccrual, resulting in a reduction of $0.10 million in rental income during the first six months of 2004. Two buildings were vacant during the first six months of 2004, resulting in a reduction of $0.08 million in rental income. Scheduled rent increases added $0.04 million to rental income in the first six months of 2004.

        Net interest margin is determined by dividing the total of interest income on loans and rental income less interest expense by the total of average loans and leased properties. The interest margin for the six months ended June 30, 2004 was 4.20% compared to 3.79% for the six months ended June 30, 2003. During the first six months of 2004, average loans outstanding (net of intercompany loans) of $48.99 million generated $1.23 million in interest income and average leased properties (net of intercompany properties) of $30.03 million generated $1.53 million in rental income. The average gross return for the first six months on rental properties was approximately 10.2% while the average gross return on loans was approximately 5%. During the first six months of 2003, average loans outstanding (net of intercompany loans) of $68.45 million generated $1.81 million in interest income and average leased properties (net of intercompany properties) of $30.66 million generated $1.66 million in rental income. The average gross return during the first six months of 2003 on rental properties was approximately 10.8% while the average gross return on loans was approximately 5.3%.

        There were no sales of leased properties during the six months ended June 30, 2004. During the six months ended June 30, 2003, one leased property was sold, resulting in a gain of $0.20 million (net of income taxes). At June 30, 2004, BMSBLC owned 22 properties with a net carrying value of $30.47 million, of which $23.33 million was pledged as collateral to the debt facility. Two vacant rental properties with a net carrying value of $2.22 million were available for sale or lease at June 30, 2004, and two rental properties with a net carrying value of $3.53 million were on non-accrual status.

        There were no termination of interest rate swaps during the six months ended June 30, 2004. The termination of interest rate swaps resulted in income of $0.48 million for the six months ended June 30, 2003. BMSBLC may periodically use these derivative instruments for purposes of managing interest rate risk. However, there were no interest rate swap agreements in effect at June 30, 2004.

        Interest expense decreased 31% to $1.08 million for the six months ended June 30, 2004, as compared to $1.57 million for the six months ended June 30, 2003, primarily due to a decrease in the outstanding average debt balance and due to lower interest rates. The average debt balance decreased $19.94 million when comparing the first six months of 2004 to 2003 as a result of the decrease in loans as explained above. BMSBLC’s cost of funds is based primarily on variable interest rates, which were approximately 43 basis points lower during the first six months of 2004 as compared to the first six months of 2003. Additionally, when comparing the first six months of 2004 to the first six months of 2003, BMSBLC reduced higher fixed rate debt by approximately $6.88 million with proceeds from loan payoffs, resulting in an average cost of funds of 3% for the first six months of 2004 as compared to 3.67% during the first six months of 2003.

        BMSBLC’s debt facility consists of commercial paper and drawn letters of credit backed by a $50 million line of credit that matures on June 24, 2005. The debt facility was reduced by $15 million when it was renewed in June of 2004. A further reduction of $20 million is anticipated at the renewal date in 2005. At June 30, 2004, BMSBLC had $2.39 million in lending capability with outstanding unfunded commitments of $2.95 million. Beginning in the third quarter of 2003, a substantial amount of commercial paper which had matured was not able to be replaced by sales of additional commercial paper, requiring BMSBLC to draw upon the back-up bank line of credit which has a higher interest rate than commercial paper. This higher cost of funds lessens BMSBLC’s ability to compete with banks and other financial institutions for loans, resulting in a decreased ability to replace loans that are paid off. Additionally, the 2008 redemption requirements of $16.9 million of preferred stock requires the Company to focus on asset quality while de-leveraging the balance sheet. For a summary of the current levels of bank debt and commercial paper, see “Liquidity and Capital – Financial Services”, herein.

        Other miscellaneous income decreased $0.07 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, due to a decrease in late payment fees and prepayment penalties.

        Depreciation expense decreased $0.03 million due to the leased property vacancies when comparing the six months ended June 30, 2004 to 2003. Management fees under the management fee agreement with InvestorsBank decreased $0.03 million due to the decrease in loans under management when comparing the first six months of 2004 to 2003. Other operating expenses decreased $0.06 million due to a decrease in expenses involving the leased property portfolio.

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

        Interest expense on intercompany loans has been eliminated for consolidation purposes. At June 30, 2004, LMOD owed the Parent $4.80 million consisting of a line of credit of $1.1 million and an unsecured note of $3.7 million. LMOD owed BMSBLC $2.07 million secured by a first mortgage on real estate. The interest rate on these notes averaged 4.6% at June 30, 2004. In July of 2004, InvestorsBank extended a $2.0 million line of credit to LMOD (with the Parent as a co-borrower) which allowed LMOD to pay off the $1.1 million line of credit owed to the Parent. At June 30, 2004, LPI owed BMSBLC $4.15 million consisting of a line of credit of $1.65 million and an unsecured note of $2.5 million. The interest rate on these notes was 4.25% at June 30, 2004. Before intercompany eliminations, interest expense for the consumer products segment and interest income to the financial services segment was $0.11 million for the three months ended June 30, 2004. Intercompany eliminations also included $0.07 million in rent paid by LPI to BMSBLC. LMOD is no longer paying management fees to BMSBLC which will increase working capital at LMOD but will reduce the taxable income of BMSBLC. As of November 12, 2003, the Parent extended a guarantee to a supplier of LMOD in which the Parent has agreed to unconditionally guarantee all obligations of LMOD to the supplier. It is anticipated that the maximum amount of the guarantee will not exceed $0.60 million, however, the amount of the guarantee is unlimited and the amount of the obligation may increase in the future.

Liquidity and Capital

Consumer Products

        The consumer products segment’s net loss after intercompany transactions for the six months ended June 30, 2004, was $2.05 million, which was financed through a $1.64 million reduction in accounts receivable due to the normal reduction in accounts receivable balances after the year-end selling season and a reduction in cash.

        Total assets of consumer products were $13.01 million as of June 30, 2004, and $15.62 million as of December 31, 2003, a 17% decrease. Cash decreased to $0.15 million at June 30, 2004, from $0.70 million at December 31, 2003.

        Accounts receivable, net of the allowance for doubtful accounts, decreased to $0.90 million at June 30, 2004, from $2.17 million at December 31, 2003, due to normal collections after the year-end selling season. LPI’s receivables decreased $0.45 million and LMOD’s receivables decreased $0.82 million. At December 31, 2003, LMOD had increased its allowance for doubtful accounts receivable by $0.24 million due to an outstanding receivable from FAO, Inc. which had declared bankruptcy. After selling the receivable to a third party, LMOD collected $0.08 million more than anticipated in the second quarter of 2004, resulting in a reduction in the allowance. The remaining adjustment of $0.11 million to the accounts receivable allowance was due to higher collection rates on outstanding receivables.

        Inventory and prepaid inventory, net of the allowance for obsolescence, decreased to $5.20 million at June 30, 2004, compared to $5.56 million at December 31, 2003. LMOD’s inventory decreased $0.36 million and LPI’s inventory remained the same at $1.90 million. Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

        Property and equipment, net of accumulated depreciation, decreased by $0.36 million as of June 30, 2004, compared to December 31, 2003. Property and equipment increased by $0.07 million while accumulated depreciation increased by $0.43 million. Other prepaid expenses decreased $0.06 million from December 31, 2003 to June 30, 2004.

        Prepaid corporate taxes decreased by $0.01 million due to the payment of taxes to the State of Ohio based on LMOD’s net worth which had declined. The deferred income tax asset of $2.69 million remained the same between June 30, 2004, and December 31, 2003. At December 31, 2003, the consumer products segment had unused federal net operating loss carryforwards of approximately $5.6 million. During the three months ended March 31, 2004, management determined, based on the level of continuing losses of the consumer products segment that it would suspend the recognition of additional deferred income tax assets until the consumer products segment operating performance improves and supports the recognition of any additional deferred income tax assets.

        Goodwill was recorded when the Company purchased the remaining interest in the stock from the estate of Lee Middleton, the founder of LMOD, on April 30, 1998. The purchase price exceeded the carrying value by $0.62 million. At June 30, 2004 and December 31, 2003, the balance of the goodwill, net of previous accumulated amortization, was $0.51 million. No impairment was recorded during the first six months of 2004.

        Other liabilities decreased $0.25 million to $1.22 million at June 30, 2004, from $1.47 million at December 31, 2003.

        Due to the losses suffered by the consumer products segment, it is unable to borrow money from outside financial sources and is dependent on the financial backing of the Parent and BMSBLC for its borrowing requirements. In July of 2004, InvestorsBank extended a $2.0 million line of credit to LMOD with the Parent as a co-borrower on the line. Proceeds of $1.1 million from this line of credit were used to reduce a $1.1 million intercompany loan between LMOD and the Parent.

Financial Services

        During the first six months of 2004, the financial products segment’s net income after intercompany transactions was $0.93 million. Dividends of $0.45 million were paid to preferred stockholders and dividends of $0.75 million were paid to common stockholders.

        Total assets of financial services were $72.48 million as of June 30, 2004, and $86.59 million as of December 31, 2003. Cash decreased to $0.60 million at June 30, 2004 from $0.65 million at December 31, 2003.

        Interest and rent receivable decreased to $0.29 million as of June 30, 2004, from $0.36 million at December 31, 2003. The rent receivable is shown net of an allowance for doubtful accounts of $150,000 at both periods. At June 30, 2004, four non-performing loans totaling $0.44 million in principal were on non-accrual, resulting in $0.01 million of interest income which would have been recorded for the three months had the non-accruing loans been current in accordance with their original terms. Two tenants were also on non-accrual resulting in $0.22 million of rental income which would have been recorded for the six months ended June 30, 2004 had the tenants been current in accordance with their leases.

        Total loans (excluding intercompany loans) decreased by $11.99 million, or 23%, to $40.30 million at June 30, 2004, from $52.29 million at December 31, 2003, with a corresponding decrease in liabilities. As of June 30, 2004 and December 31, 2003, management did not provide an allowance for loan losses due to management’s belief that the collateral which secured nonperforming loans was adequate to fully secure the debtors’ obligation to BMSBLC. At June 30, 2004, BMSBLC’s real estate loan portfolio had a 51.1% weighted average of loan to fair market value ratio consisting of 41 loans totaling $39.44 million.

        Leased properties, net of accumulated depreciation, decreased to $30.47 million as of June 30, 2004, compared to $30.81 million as of December 31, 2003, primarily due to $0.35 million of depreciation for the six months ended June 30, 2004.

        Property and equipment and other assets, including prepaid amounts, decreased by $1.65 million. At December 31, 2003, BMSBLC’s other assets included a $1.65 million receivable from the sale of a leased property. In January, 2004, this receivable was financed by BMSBLC as a loan causing other assets to decrease by that amount. Property and equipment decreased due to depreciation.

        The financial services’ total consolidated indebtedness at June 30, 2004, decreased $14.06 million, primarily as the result of the payment of indebtedness from the proceeds of the payoff of loans in the loan portfolio.

Financial services debt	06/30/2004	12/31/2003
Short-term debt	$46.38 million	$53.23 million
Long-term debt	$11.33 million	$18.54 million
Redeemable preferred stock	$16.85 million	$16.85 million

        BMSBLC’s debt facility consists of commercial paper and drawn letters of credit backed by a $50 million line of credit that matures on June 24, 2005. The debt facility was reduced by $15 million when it was renewed in June of 2004. A further reduction of $20 million is anticipated at the renewal date in 2005. Proceeds from loan payoffs and from the sale of leased properties have been used to reduce debt.

        At June 30, 2004, the outstanding commercial paper balance was $33.76 million. BMSBLC also had drawn $11.42 million against its bank line of credit to replace outstanding commercial paper that had matured and was unable to be replaced by sales of additional commercial paper. The bank line of credit has an interest rate which is approximately 40 basis points higher than that paid on commercial paper, resulting in a reduction of net income for the three months ended June 30, 2004. The Parent also had a line of credit agreement with InvestorsBank providing for a line of credit of $1.41 million bearing interest at the prime rate. The outstanding balance on the line at June 30, 2004, was $1.2 million. This line of credit was paid off in July of 2004.

        Long-term debt consists primarily of fixed rate debt. During the first six months of 2004, BMSBLC paid off long-term debt of $7.21 million and replaced it with short-term debt from the bank line of credit at a lower interest rate. It is anticipated that an additional $3.72 million of long-term debt will be paid off before the end of 2004.

        Accrued liabilities decreased to $1.07 million at June 30, 2004, as compared to $1.13 million at December 31, 2003.

        Due to the Parent’s required redemption of $16.85 million of outstanding preferred stock on July 1, 2008, BMSBLC expects to curtail its lending activities over the next four years. During the second quarter of 2004, the Board of Directors of the Company approved a plan to convert loans and leased properties of BMSBLC to cash as loans mature and leased properties are sold. The proceeds will be used to reduce outstanding debt and to redeem preferred stock at maturity. Under this policy, BMSBLC does not intend to make new loans, with only limited exceptions for participations with InvestorsBank. This reduction in assets will reduce the income available for common stock dividends in each of the next four years. As a result, the Board of Directors has changed the common stock dividend policy from the payment of quarterly dividends to an annual dividend which would be payable in January for the preceding year. During the first six months of 2004, common stock dividends totaled $0.20 per share. If the Parent’s and BMSBLC’s taxable income for the twelve months ended December 31, 2004, exceeds $0.20 per common share, a dividend will be paid to the common shareholders on January 31, 2005. The preferred stock dividend of $0.335 per share per quarter ($1.34 annual dividend per preferred share) will continue to be paid on a quarterly basis.

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

        Amortization of goodwill. The Financial Accounting Standards Board issued Statement 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies). This statement provides that goodwill and indefinite lived intangible assets are no longer amortized against income but are reviewed at least annually for impairment. An impairment review is designed to determine whether the fair value, and the related recorded goodwill, of a reporting unit is below its carrying value. Any goodwill impairment losses will be charged to operations.

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

        Derivative Instruments. The Company designates all derivative instruments as either fair value hedges or cash flow hedges and records the hedge on the balance sheet at its fair market value. The net gain/loss on instruments classified as cash flow hedges are reported as changes in other comprehensive income. The net gain/loss on instruments classified as fair value hedges are reported as increases/decreases in current year earnings. All derivatives are marked to market on the balance sheet.

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

        A significant portion of BMSBLC’s fixed rate loans and fixed rate leases are matched against fixed rate debt; however, the portfolio is not completely matched. A portion of BMSBLC’s fixed rate assets are funded with variable rate debt and in the present low interest rate environment this mismatch has been favorable to BMSBLC. In a rising interest rate environment, the margin of difference between the fixed rate asset and the variable debt becomes smaller and less favorable to BMSBLC. At June 30, 2004, an increase of 1% in the interest rate paid on the variable debt would decrease the Company’s annual pre-tax profits in an amount approximating $62,000.

Item 4.  Controls and Procedures

        Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004.

        Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, there were no changes in the Company’s internal control over financial reporting identified in such evaluation that occurred during the quarter ended June 30, 2004 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is not a defendant in any material pending legal proceeding and no such material proceedings are known to be contemplated.

Item 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 22, 2000, the Board of Directors of the Company authorized the repurchase of up to 325,000 shares of the Company’s common stock in open market or privately negotiated transactions. The program has no expiration date. The Company did not repurchase any shares under the program during the quarter ended June 30, 2004. As of June 30, 2004, the Company had the authority to repurchase 67,700 shares under that program.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 3, 2004, the annual meeting of shareholders was held. At the meeting Salvatore L. Bando and David A. Geraldson were elected by the holders of Preferred Stock, voting as a separate class, to serve as Directors of the Company until the next annual meeting of the shareholders. Peter A. Fischer and George R. Schonath were elected by the holders of the Preferred Stock and the Common Stock, voting together, to serve as Directors of the Company until the next annual meeting of shareholders. The Common Stock and Preferred Stock shareholders ratified the appointment of Virchow Krause & Company, LLP as the Company’s independent public accountants for the year ending December 31, 2004.

There were 3,727,589 issued and outstanding shares of Common Stock and 674,191 issued and outstanding shares of Preferred Stock at the time of the annual meeting. The voting on each item presented at the annual meeting was as follows:

	For	Withheld
Election of Directors
Preferred Stock votes:
Salvatore L. Bando	657,994	4,817
David A. Geraldson	651,994	10,817
Preferred and Common Stock votes:
Peter A. Fischer	3,972,945	31,365
George R. Schonath	3,928,987	75,323

	For	Against	Abstain	Total
Ratification of Accountants	3,965,242	29,839	9,230	4,004,311

Item 5.	OTHER INFORMATION

      None.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits

The Exhibits to this Quarterly Report on Form 10-Q are identified on the Exhibit Index hereto.

(b)	Reports on Form 8-K

A report on Form 8-K was filed on May 13, 2004, under Item 12 which reported the Company’s financial results for the quarter ended March 31, 2004.

A report on Form 8-K was filed on June 3, 2004, under Item 9 which reported the Company’s planned production move to China, an alliance with Saks Department Store Group and a change in the Common Stock dividend policy.

A report on Form 8-K was filed on June 4, 2004, under Item 9 which amended the report filed on June 3, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

THE MIDDLETON DOLL COMPANY (Registrant)
Date: August 13, 2004	By:	/s/ George R. Schonath
George R. Schonath President and Chief Executive Officer

Date: August 13, 2004	By:	/s/ Susan J. Hauke
Susan J. Hauke Vice President Finance and Chief Financial Officer

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit Number	Exhibit

4.1	Eighth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and US Bank National Association (formerly Firstar Bank, N.A.) dated June 25, 2004.

11	Computation of Net Loss Per Common Share

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of the President and Chief Executive Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.

32.2	Written Statement of the Chief Financial Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.