Form 10-Q
period 2004-09-30
MIDDLETON DOLL CO
filed 2004-11-15
CIK 723209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission file number: 0-22663

THE MIDDLETON DOLL COMPANY
(Exact name of registrant as specified in its charter)

Wisconsin	39-1364345
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
W239 N1700 Busse Road
Waukesha, Wisconsin	53188-1160
(Address of principal executive offices)	(Zip Code)

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes	No	X

On November 12, 2004, there were 3,727,589 shares outstanding of the Registrant’s common stock, 6-2/3 cents par value.

THE MIDDLETON DOLL COMPANY
FORM 10-Q INDEX

PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and
	December 31, 2003	3
	Consolidated Statements of Operations - For the Three Months and Nine Months
	Ended September 30, 2004 and 2003 (Unaudited)	5
	Consolidated Statements of Changes in Shareholders' Equity - For the Nine
	Months Ended September 30, 2004 and 2003 (Unaudited)	7
	Consolidated Statements of Cash Flows - For the Nine Months Ended
	September 30, 2004 and 2003 (Unaudited)	8
	Notes to the Consolidated Financial Statements (Unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	24
Item 4.	Controls and Procedures	25
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits	26
	Signatures	27
	Exhibit Index	28

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Consumer Products
Cash and cash equivalents	$286,769	$697,558
Accounts receivable, net of allowance of
$196,186 and $555,738 as of September 30, 2004
and December 31, 2003, respectively	1,455,655	2,168,935
Inventory, net	4,984,997	5,419,216
Prepaid inventory	127,662	142,695
Prepaid corporate taxes	30,242	36,219
Other prepaid expenses	168,850	285,034

Total current assets	7,054,175	8,749,657
Property and equipment, net of accumulated
depreciation of $4,608,131 and $3,670,257 as of
September 30, 2004 and December 31, 2003, respectively	6,869,898	3,677,998
Deferred income taxes	2,685,224	2,685,224
Goodwill	506,145	506,145

Total Consumer Products Assets	17,115,442	15,619,024

Financial Services
Cash and cash equivalents	409,595	654,846
Interest receivable	257,030	252,268
Rent receivable, net of allowance of $0 and $150,000 as of
September 30, 2004 and December 31, 2003, respectively	22,101	112,055
Loans	38,693,439	52,285,926
Leased properties:
Buildings, net of accumulated depreciation of
$2,782,530 and $2,796,495 as of September 30,
2004 and December 31, 2003, respectively	21,834,163	26,945,144
Land	3,189,380	3,862,730

Total leased properties	25,023,543	30,807,874
Property and equipment, net of accumulated
depreciation of $745,632 and $736,003 as of
September 30, 2004 and December 31, 2003, respectively	5,899	15,529
Other assets	565,485	2,456,815

Total Financial Services Assets	64,977,092	86,585,313

Total Assets	$82,092,534	$102,204,337

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	September 30, 2004	December 31, 2003
	(Unaudited)
LIABILITIES, MINORITY INTEREST,
AND SHAREHOLDERS' EQUITY
Consumer Products
Short-term borrowings	$490,000	$--
Accounts payable	687,040	599,024
Accrued salaries	170,602	219,608
Accrued liabilities	580,882	647,471

Total Consumer Products Liabilities	1,928,524	1,466,103

Financial Servivces
Commercial paper	6,367,000	34,002,000
Lines of credit	37,600,000	19,225,000
Direct pay letter of credit obligation	2,365,000	2,600,000
State of Wisconsin Investment Board notes payable	5,833,333	8,333,333
Loan participations with repurchase options	1,358,690	6,289,827
Other borrowings	--	1,320,000
Accrued liabilities	958,811	1,131,103

Total Financial Services Liabilities
Other Than Preferred Shares	54,482,834	72,901,263
Preferred shares subject to mandatory redemption, net	16,854,775	16,854,775

Total Financial Services Liabilities	71,337,609	89,756,038
MINORITY INTEREST
Minority interest in subsidiaries	9,256	28,786
SHAREHOLDERS' EQUITY
Common stock, 6 2/3 cents par value,
15,000,000 shares authorized, 4,401,599 shares issued	293,441	293,441
Additional paid-in capital	16,604,744	16,604,744
Retained earnings (accumulated deficit)	(1,355,118)	781,147
Treasury stock, 674,010 shares, at cost	(6,725,922)	(6,725,922)

Total Shareholders' Equity	8,817,145	10,953,410

Total Liabilities, Minority Interest,
and Shareholders' Equity	$82,092,534	$102,204,337

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Consumer Products
Net sales	$5,294,276	$4,369,513	$10,851,477	$11,588,324
Cost of goods sold	3,275,987	3,191,680	7,432,281	7,732,486

Gross profit	2,018,289	1,177,833	3,419,196	3,855,838
Operating expenses
Sales and marketing	525,117	694,344	1,230,054	2,273,488
New product development	247,404	168,780	614,589	548,826
General and administrative	965,854	984,157	3,068,954	3,201,284

Total operating expenses	1,738,375	1,847,281	4,913,597	6,023,598

Net operating income (loss)	279,914	(669,448)	(1,494,401)	(2,167,760)

Other income (expense)
Interest expense	(11,245)	(700)	(11,353)	(4,596)
Other income, net	15,379	5	105,147	14,683

Net other income	4,134	(695)	93,794	10,087

Income (loss) before income taxes, minority
interest and intercompany charges	284,048	(670,143)	(1,400,607)	(2,157,673)
Income tax benefit	--	268,057	--	863,069
Minority interest in (income) losses
of subsidiaries	(922)	6,362	19,530	19,819

Income (loss) Before Intercompany
Charges - Consumer Products	283,126	(395,724)	(1,381,077)	(1,274,785)

Financial Services
Revenues
Interest on loans	496,966	770,949	1,727,737	2,578,917
Rental income	757,284	840,339	2,286,306	2,501,233
Gain on sale of leased properties	81,290	215,397	81,290	518,967
Gain on termination of interest rate swaps	--	--	--	484,304
Other income	38,727	35,606	63,062	125,864

Total revenues	1,374,267	1,862,291	4,158,395	6,209,285

Expenses
Interest expense	484,337	667,547	1,564,829	2,238,345
Depreciation expense	156,424	195,970	512,011	582,974
Management fee expense	221,306	236,257	676,080	720,723
Other operating expenses	349,420	249,420	699,316	661,505

Total expenses	1,211,487	1,349,194	3,452,236	4,203,547

Income before income taxes and
intercompany revenue	162,780	513,097	706,159	2,005,738
Income tax expense	(37,012)	(76,196)	(37,012)	(183,695)

Income Before Intercompany Revenue
- Financial Services	$125,768	$436,901	$669,147	$1,822,043

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (Continued)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Total Company
Income (loss) before income taxes,
minority interest and intercompany activity
Consumer products	$284,048	$(670,143)	$(1,400,607)	$(2,157,673)
Financial services	162,780	513,097	706,159	2,005,738

Total company	446,828	(157,046)	(694,448)	(151,935)
Income tax (expense) benefit	(37,012)	298,337	(37,012)	977,122
Minority interest in (income) losses
of subsidiaries	(922)	6,362	19,530	19,819

Net income (loss)	408,894	147,653	(711,930)	845,006
Preferred stock dividends	(226,275)	(226,276)	(678,826)	(945,132)

Net income (loss) applicable to common
shareholders	$182,619	$(78,623)	$(1,390,756)	$(100,126)

Basic income (loss) per common share	$0.05	$(0.02)	$(0.37)	$(0.03)

Diluted income (loss) per common share	$0.05	$(0.02)	$(0.37)	$(0.03)

Weighted average shares
outstanding (diluted)	3,727,589	3,743,389	3,727,589	3,734,733

Segment Reconciliation
Consumer Products
Income (loss) before intercompany charges	$283,126	$(395,724)	$(1,381,077)	$(1,274,785)
Interest/rental expense to parent	(191,798)	(221,394)	(573,908)	(659,160)
Management fees to parent	--	(124,599)	(114,000)	(342,000)
Forgiveness of management fees to parent	--	--	114,000	--
Applicable income tax benefit related to
intercompany charges and other items	--	106,476	--	297,748

Total segment net income (loss)	91,328	(635,241)	(1,954,985)	(1,978,197)
Financial Services
Income before intercompany revenue	125,768	436,901	669,147	1,822,043
Interest/rental income from subsidiary	191,798	221,394	573,908	659,160
Management fees from subsidiary	--	124,599	114,000	342,000
Forgiveness of management fees from
subsidiary	--	--	(114,000)	--

Total segment net income	317,566	782,894	1,243,055	2,823,203
Net Income (Loss)	$408,894	$147,653	$(711,930)	$845,006

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Common Treasury Stock	Accumulated Other Comprehensive Income	Total
BALANCES,
December 31, 2002	$293,441	$16,604,744	$2,933,904	$(6,725,922)	$512,316	$13,618,483

Comprehensive income
Net income nine months
ended September 30, 2003	--	--	845,006	--	--	845,006
Change in fair market
value of interest rate
swap agreement	--	--	--	--	(512,316)	(512,316)

Total Comprehensive
Income	332,690

Cash dividends on
preferred stock	--	--	(945,132)	--	--	(945,132)
Cash dividends on
common stock	--	--	(1,118,277)	--	--	(1,118,277)

BALANCES,
September 30, 2003	$293,441	$16,604,744	$1,715,501	$(6,725,922)	$--	$11,887,764

BALANCES,
December 31, 2003	$293,441	$16,604,744	$781,147	$(6,725,922)	$--	$10,953,410
Net loss and comprehensive
loss nine months ended
September 30, 2004	--	--	(711,930)	--	--	(711,930)
Cash dividends on
preferred stock	--	--	(678,826)	--	--	(678,826)
Cash dividends on
common stock	--	--	(745,509)	--	--	(745,509)

BALANCES,
September 30, 2004	$293,441	$16,604,744	$(1,355,118)	$(6,725,922)	$--	$8,817,145

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months		For the Nine Months
	Ended September 30, 2004		Ended September 30, 2003
	Consumer Products	Financial Services	Consumer Products	Financial Services
Cash Flows from Operating Activities:
Segment net income (loss)	$(1,954,985)	$1,243,055	$(1,978,197)	$2,823,203
Adjustments to reconcile segment net income (loss)
to net cash flows from operating activities
Depreciation and amortization	661,232	512,010	811,928	582,974
Provision for losses on accounts receivable	(160,241)	--	126,680	--
Provision for inventory obsolescence	116,389	--	74,963	--
Gain on sale of leased properties	--	(84,479)	--	(518,967)
Loss on disposal of leased property	--	3,189	--	--
Change in minority interest in subsidiaries	(19,530)	--	(19,819)	--
Net change in:
Accounts receivable	873,521	--	939,535	--
Inventory	317,830	--	280,861	--
Interest receivable	--	(4,762)	--	12,310
Rent receivable	--	89,954	--	(25,523)
Other assets	137,194	1,840,026	(806,850)	65,162
Accounts payable	88,016	--	(90,463)	--
Accrued liabilities	(115,595)	(172,292)	(41,415)	(526,668)

Net Cash Flows from Operating Activities	(56,169)	3,426,701	(702,777)	2,412,491

Cash Flows from Investing Activities:
Net loan repayments received	--	13,592,487	--	15,944,924
Proceeds from sale of stock	--	51,305	--	--
Proceeds from sale of leased properties	--	402,784	--	2,821,760
Purchase or construction of leased property	--	(12,624)	--	(3,320,551)
Property and equipment expenditures	(200,052)	--	(480,559)	--

Net Cash Flows from Investing Activities	(200,052)	14,033,952	(480,559)	15,446,133

Cash Flows from Financing Activities:
Net change in short term borrowings	490,000	--	(1,242,000)	--
Net change in commercial paper	--	(27,635,000)	--	(28,494,672)
Net change in lines of credit	--	18,375,000	--	29,620,000
Net payments on letter of credit	--	(235,000)	--	(2,965,000)
Repayment of SWIB notes	--	(2,500,000)	--	(1,000,000)
Repayment of loan participations with
repurchase options	--	(4,931,137)	--	(10,687,067)
Net repayment of other long-term debt	--	--	--	(5,018)
Preferred stock dividends paid	--	(678,826)	--	(945,132)
Common stock dividends paid	--	(745,509)	--	(1,118,277)
Net intercompany transactions	(644,568)	644,568	2,098,847	(2,098,847)

Net Cash Flows from Financing Activities	(154,568)	(17,705,904)	856,847	(17,694,013)

Net change in cash and cash equivalents	(410,789)	(245,251)	(326,489)	164,611
Cash and equivalents beginning of period	697,558	654,846	500,815	433,847

Cash and equivalents end of period	$286,769	$409,595	$174,326	$598,458

Supplemental Cash Flow Disclosures
Cash paid for interest	$11,353	$1,592,083	$4,596	$2,361,346

Cash (received) paid for income taxes	$7,683	$183,695	$(599,026)	$418,158

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

LMOD is a designer and distributor of collectible vinyl dolls and vinyl play dolls. LPI designs, develops and markets a line of proprietary time pieces. BMSBLC makes loans and leases buildings to small businesses and participates in loans with third party loan originators.

NOTE 2.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of September 30, 2004 and December 31, 2003, the results of operations for the three and nine months ended September 30, 2004 and 2003 and statements of changes in shareholders’ equity and cash flows for the nine months ended September 30, 2004 and 2003 have been made. Such adjustments consisted only of normal recurring items. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s 2003 Annual Report on Form 10-K. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The balance sheet for consumer products is classified due to its normal business cycle being less than twelve months. Financial services’ balance sheet is not classified as its normal business cycle is greater than twelve months.

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for doubtful accounts, valuation of inventories and deferred tax assets. See discussion of “Critical Accounting Policies” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

NOTE 3.    INVENTORY

Inventories of LMOD and LPI are valued at the lower of cost or market and utilize the first-in, first-out (FIFO) method to determine cost. The components of inventory are as follows:

	September 30, 2004	December 31, 2003
Raw materials	$876,507	$1,301,800
Work in process	60,427	95,148
Finished goods	4,292,736	4,150,552

	5,229,670	5,547,500
Allowance for obsolete inventory	(244,673)	(128,284)

	$4,984,997	$5,419,216

NOTE 4.    INCOME TAXES

The Parent and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, the REIT is not subject to income tax on taxable income that is distributed to common shareholders. However, the REIT may retain capital gains from the sale of real estate and pay income tax on that gain.

Income tax benefit recorded by the Company that is attributable to the Consumers Product segment is calculated based on the determination of net income (loss) before the elimination of intercompany expenses. Valuation allowances are established against these deferred income tax benefits when necessary to reduce deferred income tax assets to the amount expected to be realized. During the first quarter of 2004, management determined, based on the level of continuing losses of the consumer products segment, that it would suspend the recognition of additional deferred income tax assets until the consumer products segment operating performance improves and supports the recognition of any additional net deferred income tax assets. As a result of this determination, management provided a valuation allowance of $0.73 million against the net operating losses generated by the consumer products segment during the nine months ended September 30, 2004.

NOTE 5.    LOSS PER SHARE

See Exhibit 11 for the computation of the net income (loss) per common share.

NOTE 6.    COMMITMENTS

Undisbursed construction and loan commitments totaled $5.56 million at September 30, 2004.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Amounts presented as of September 30, 2004, and December 31, 2003, and for the three and nine month periods ended September 30, 2004, and September 30, 2003, include the consolidation of two segments. The financial services segment includes The Middleton Doll Company (the “Parent”) and Bando McGlocklin Small Business Lending Corporation (“BMSBLC”), a 100% owned subsidiary of the Parent. The consumer products segment includes Lee Middleton Original Dolls, Inc. (“LMOD”), a 99% owned subsidiary of the Parent and License Products, Inc. (“LPI”), a 100% owned subsidiary of LMOD. The term “Company”, when used herein, refers to the Parent, BMSBLC, LMOD and LPI on a consolidated basis.

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

        During the past four years there has been a significant decrease in net sales of the consumer products segment. This decrease is primarily attributable to intense pricing competition from dolls produced in China. In June of 2004, LMOD transferred production of its high quality, lifelike Artist Studio Collection (ASC) dolls to a contract manufacturer in China to reduce manufacturing costs. The manufacturer in China that was selected to make ASC dolls is a current supplier who has devoted a separate unit and staff exclusively dedicated to the manufacture of these dolls. Limited doll production will continue at the LMOD facilities in Belpre, Ohio.

        Eight of LMOD’s Newborn Nursery Adoption Center departments, developed by LMOD for department stores owned by the Saks Department Store Group, are now open. The centers are located in Parisian stores in Birmingham, Alabama; Atlanta, Georgia; and Rochester Hills, Michigan; Proffitt’s stores in Chattanooga, Tennessee, and Sanford, Florida; a Carson Pirie Scott store in Lombard, Illinois, a Boston Store in Milwaukee, Wisconsin; and a Younkers store in Des Moines, Iowa. The Newborn Nursery Adoption Centers are located in the children’s department and provide an opportunity for little girls to experience the “adoption” of their very own lifelike baby doll in a simulated hospital nursery and helps parents to teach their children moral values and parenting responsibilities of a parent-child relationship.

        LMOD is working towards increasing sales of playdolls through the Newborn Nursery Adoption Centers and will also continue to develop new products for the Artist Studio Collection line of dolls while emphasizing high product quality. During the past two years, operating expenses, particularly in the sales and marketing area, have been reduced. However, general and administrative expenses have not significantly decreased primarily due to long-term leases in effect until 2006 for the headquarters location in Westerville, Ohio, and the warehouse facilities in Columbus, Ohio. Management is attempting to achieve further reductions in operating expenses by continuing to focus on controlling expenses.

        During the past four years there has also been a significant decrease in the loan portfolio of the financial products segment resulting in a corresponding decrease in interest income on loans. The financial services segment is at a lending disadvantage with other institutions such as banks, due to its higher cost of funds. Also, the existing management agreement with InvestorsBank prevents it from making new loans to other than existing customers without the prior consent of InvestorsBank. As a result, the size of the loan and leased property portfolio of BMSBLC has decreased and total revenues and earnings have also decreased.

        Due to the Parent’s required redemption of $16.85 million of outstanding preferred stock on July 1, 2008, BMSBLC expects to materially reduce its lending activities over the next four years. During the second quarter of 2004, the Board of Directors of the Company approved a plan to convert loans and leased properties of BMSBLC to cash as loans mature and leased properties are sold. The proceeds will be used to reduce outstanding debt and to redeem preferred stock at maturity. Under this policy, BMSBLC does not intend to make new loans or purchase new properties to lease, with only limited exceptions for participations with InvestorsBank. This reduction in assets will reduce the income available for common stock dividends in each of the next four years. As a result, the Board of Directors has changed the common stock dividend policy from the payment of quarterly dividends to an annual dividend which would be payable in January for the preceding year. During the first six months of 2004, dividends totaling $0.20 per share were paid to common stock shareholders. No dividends were paid on the common stock during the third quarter of 2004. If the financial services’ taxable income (which includes intercompany interest income and rental income) for the year ended December 31, 2004, exceeds $0.20 per common share, a dividend will be paid to the common shareholders on January 31, 2005. The preferred stock dividend of $0.335 per share per quarter ($1.34 annual dividend per preferred share) will continue to be paid on a quarterly basis.

        Effective July 14, 2004, the Company’s common stock (DOLL) and preferred stock (DOLLP) began trading on the OTC Bulletin Board. The Company voluntarily delisted from The Nasdaq National Market because the shareholders’ equity in the Company no longer met the minimum NASDAQ requirement of $10.0 million.

Results of Operations

For the three months ended September 30, 2004 and September 30, 2003

        The Company’s total net income applicable to common shareholders for the three months ended September 30, 2004 equaled $0.18 million, or $0.05 per common share (diluted), as compared to a loss of $0.08 million, or $0.02 per common share (diluted), for the three months ended September 30, 2003, a significant increase.

For the Three Months Ended	09/30/2004	09/30/2003
Consumer products segment net income (loss)	$0.28 million	($0.29) million
Per common share (diluted)	$0.08	($0.08)
Financial services segment net income (loss)
after payment of preferred stock dividend	($0.10) million	$0.21 million
Per common share (diluted)	($0.03)	$0.06

        The consumer products segment’s net income increased $0.57 million when comparing the third quarter of 2004 to the third quarter of 2003, primarily due to the shipment of a holiday order of $1.58 million at LMOD. Gross profit margin at LMOD also increased during the third quarter of 2004 primarily due to decreased production costs associated with the transfer of doll production to China. Income tax expense on the income earned during the three months ended September 30, 2004 was not recorded by the consumer products segment due to available net operating losses which could not be utilized. For the three months ended September 30, 2003, the consumer products segment recorded an income tax benefit of $0.38 million.

        For the financial services segment both rental income and loan income decreased when comparing the third quarter of 2004 to the third quarter of 2003. Gains on sales of leased properties (net of income taxes) also decreased $0.10 million between the two quarters. Due to the sale of a leased property, $0.09 million in debt issue costs and $0.04 million of rent receivable was expensed in the third quarter of 2004.

Consumer Products

        Net sales for the consumer products segment for the three months ended September 30, 2004, increased 21% to $5.29 million from $4.37 million for the three months ended September 30, 2003. This was due to increased sales of $0.80 million at LMOD and increased sales of $0.12 million at LPI. During the third quarter of 2004, LMOD’s sales of playdolls increased $1.03 million. This increase was due to a shipment of a holiday order of $1.58 million by a large retailer and $0.26 million of start-up sales for Newborn Nursery dolls and accessories for Saks Department Stores. Without these orders, playdoll sales would have decreased by $0.81 million when comparing the third quarter of 2004 to the third quarter of 2003 due to a lack of distribution channels and lower dealer sales. However, LMOD is working towards increasing sales of playdolls through the Newborn Nursery Adoption Center concept. LMOD’s dealers have also been minimizing their inventory levels of collectible dolls due to sluggishness in that doll market resulting in a $0.23 million decrease in the sales of artist-designed collectible dolls when comparing the third quarters of 2004 and 2003.

        Cost of goods sold increased 3% to $3.28 million for the three months ended September 30, 2004, compared to $3.19 million for the three months ended September 30, 2003. LMOD’s cost of goods sold increased to $2.32 million from $2.26 million while LPI’s cost of goods sold increased to $0.96 million from $0.93 million. Total gross profit margin increased to 38% from 27% in the prior year. LMOD’s gross profit margin increased to 38% from 24% primarily due to decreased production costs with the transfer of doll production to China. Management believes that gross profit margin will continue to improve when the transfer of production to China is complete. LPI’s gross profit margin increased to 37% for the third quarter of 2004 as compared to 33% for the third quarter of 2003.

        Total operating expenses of the consumer products segment for the three months ended September 30, 2004, were $1.74 million compared to $1.85 million for the three months ended September 30, 2003, a 6% decrease. LMOD’s total operating expenses decreased $0.23 million to $1.27 million when comparing the three months ended September 30, 2004 to the three months ended September 30, 2003. Operating expenses are expected to decrease further as restructuring costs and legal fees associated with the favorable outcome of recent copyright infringement lawsuits are reduced. Sales and marketing expense decreased $0.26 million primarily due to personnel reductions and decreases in advertising and catalog printing costs. New product development costs at LMOD increased $0.08 million primarily due to employment contract provisions and general and administrative expenses decreased $0.05 million primarily due to personnel reductions. LPI’s operating expenses increased $0.12 million to $0.46 million for the third quarter of 2004. Sales and marketing expenses increased $0.09 million primarily due to increases in shared advertising fees and sample costs while general and administrative expenses increased $0.03 million primarily due to salary increases and building expenses.

        Interest expense increased $0.01 million when comparing the third quarter of 2004 to the third quarter of 2003. In July of 2004, InvestorsBank extended a $2.0 million line of credit to LMOD (with the Parent as a co-borrower) at the prime rate. Proceeds from the loan were used to pay off the $1.1 million line of credit LMOD owed to the Parent. At September 30, 2004, the outstanding balance on the InvestorsBank line of credit was $0.49 million. Other income increased $0.02 million primarily due to rental income LPI received from a tenant in its building. In September of 2004, LPI purchased the building in which it was a tenant, from BMSBLC. BMSBLC financed the transaction and the purchase price of $3.67 million was determined by an independent appraiser and represented the fair market value of the building at the time of the sale. The fair market value of the transaction approximated the carrying value to BMSBLC and no gain or loss was recognized on the transaction.

        Interest expense on intercompany loans has been eliminated for consolidation purposes. At September 30, 2004, LMOD owed the Parent $4.20 million consisting of a line of credit of $0.50 million and an unsecured note of $3.70 million. In addition, LMOD owed BMSBLC $2.04 million secured by a first mortgage on real estate. The average interest rate on LMOD’s notes was 5.1% at September 30, 2004. At September 30, 2004, LPI owed BMSBLC $8.02 million consisting of a line of credit of $1.85 million, an unsecured note of $2.5 million, and a first mortgage on real estate of $3.67 million. The average interest rate on LPI’s notes was 5.21% at September 30, 2004. Before intercompany eliminations, interest expense for the consumer products segment and interest income to the financial services segment was $0.14 million for the three months ended September 30, 2004. Intercompany eliminations also included $0.05 million in rent paid by LPI to BMSBLC for July and August of 2004. As of January, 2004, LMOD no longer pays management fees to BMSBLC, which increases working capital at LMOD, but reduces taxable income at BMSBLC.

        For the three months ended September 30, 2004, the income tax expense based on the income for the period was offset by an adjustment to the valuation allowance on the deferred tax asset for net operating loss carryforwards. Consumer products’ income tax benefit for the three months ended September 30, 2003, was $0.38 million.

Financial Services

        The financial services segment net income after the preferred stock dividend payment decreased $0.31 million for the three months ended September 30, 2004, compared to the three months ended September 30, 2003.

        Interest income on loans decreased 35% to $0.50 million for the three months ended September 30, 2004, as compared to $0.77 million for the three months ended September 30, 2003. This decrease was primarily due to a $21.07 million decrease in the average total loans outstanding when comparing the three months ended September 30, 2004, to the three months ended September 30, 2003. In the present competitive interest rate environment, BMSBLC is at a lending disadvantage with other institutions such as banks, due to its higher cost of funds. During the three months ended September 30, 2004, competitive pressures resulted in a reduction of $5.26 million in loans due to pay-offs and normal principal reductions accounted for $0.81 million in payoffs. During the three months ended September 30, 2004, $4.47 million of new loan participations through InvestorsBank were added to the loan portfolio. The Parent’s and BMSBLC’s management agreement with InvestorsBank prevents them from making new loans to other than existing customers without the prior consent of InvestorsBank. Also, due to the requirement to redeem $16.85 million of preferred stock on July 1, 2008, the Parent and BMSBLC will use the proceeds of loan maturities, payoffs, and sales of leased properties to reduce outstanding indebtedness and therefore they do not intend to make any new loans or purchase any new properties, except for the purchase of loan participations from InvestorsBank. Participations with InvestorsBank comprised approximately 63% of the loan portfolio at September 30, 2004. These factors are resulting in BMSBLC’s inability to maintain the size of its loan and leased property portfolio and management anticipates the resulting decline will continue until July 1, 2008, at which point management expects that the loan and leased property portfolio will be reduced to zero.

        Rental income decreased 10% to $0.76 million for the three months ended September 30, 2004, as compared to $0.84 million for the three months ended September 30, 2003. Rental income for the three months ended September 30, 2004 decreased $0.02 million due to sales of leased property. During the third quarter of 2004, one tenant was on nonaccrual resulting in a reduction of $0.01 million in rental income, and three buildings were vacant resulting in a reduction of $0.07 million in rental income. Scheduled rent adjustments added $0.02 million to rental income in the third quarter of 2004.

        Net interest margin is determined by dividing the total of interest income on loans and rental income less interest expense by the total of average loans and leased properties. The interest margin for the three months ended September 30, 2004 was 4.57% compared to 4.07% for the three months ended September 30, 2003. The increase in the interest margin was primarily due to leased properties comprising a larger percentage of earning assets in 2004. During the third quarter of 2004, average loans outstanding (net of intercompany loans) of $38.25 million generated $0.50 million in interest income and average leased properties (net of intercompany properties) of $28.43 million generated $0.76 million in rental income. The average gross return for the third quarter on rental properties was approximately 10.7% while the average gross return on loans was approximately 5.2%. During the third quarter of 2003, average loans outstanding (net of intercompany loans) of $59.32 million generated $0.77 million in interest income and average leased properties (net of intercompany properties) of $32.35 million generated $0.84 million in rental income. The average gross return during the third quarter of 2003 on rental properties was approximately 10.4% while the average gross return on loans was approximately 5.2%.

        During the quarter ended September 30, 2004, there was one sale of a leased property to a third party resulting in a gain of $0.04 million, net of income taxes, compared to a gain of $0.14 million, net of income taxes, from the sale of one leased property in the quarter ended September 30, 2003. In September of 2004, LPI purchased the building in which it was a tenant, from BMSBLC. BMSBLC financed the transaction and the purchase price of $3.67 million was determined by an independent appraiser and represented the fair market value of the building at the time of the sale. The fair market value of the transaction approximated the carrying value to BMSBLC and no gain or loss was recognized on the transaction. At September 30, 2004, BMSBLC owned 20 properties with a net carrying value of $25.02 million of which $20.32 million was pledged as collateral to the debt facility. Three vacant rental properties with a net carrying value of $4.11 million were available for sale or lease at September 30, 2004, and one rental property with a net carrying value of $0.40 million was on non-accrual status.

        Interest expense decreased 28% to $0.48 million for the three months ended September 30, 2004, as compared to $0.67 million for the three months ended September 30, 2003, primarily due to a decrease in the outstanding average debt balance. The average debt balance decreased $26.07 million when comparing the third quarter of 2004 to the third quarter of 2003 as a result of the decrease in loans as explained above. However, BMSBLC’s cost of funds is based primarily on variable interest rates. Beginning in the third quarter of 2003, a substantial amount of commercial paper which had matured was not able to be replaced by sales of additional commercial paper, requiring BMSBLC to draw upon the back-up bank line of credit which has a higher interest rate than commercial paper. As a result, BMSBLC’s cost for variable funds was 44 basis points higher when comparing the third quarter of 2004 to the third quarter of 2003. To help offset this increase, BMSBLC reduced higher fixed rate debt with proceeds from loan payoffs. The average cost of funds was 3.52% for the third quarter of 2004 as compared to 3.27% for the third quarter of 2003.

        BMSBLC’s debt facility consists of commercial paper and drawn letters of credit backed by a $50 million line of credit that matures on June 24, 2005. The debt facility was reduced by $15 million when it was renewed in June of 2004. A further reduction of $20 million is anticipated at the renewal date in 2005. At September 30, 2004, BMSBLC had $3.64 million in lending capability with outstanding unfunded commitments of $5.56 million. Beginning in the third quarter of 2003, a substantial amount of commercial paper which had matured was not able to be replaced by sales of additional commercial paper, requiring BMSBLC to draw upon the back-up bank line of credit which has a higher interest rate than commercial paper. This higher cost of funds lessens BMSBLC’s ability to compete with banks and other financial institutions for loans, resulting in a decreased ability to replace loans that are paid-off. Additionally, the 2008 redemption requirements of $16.9 million of preferred stock requires the Company to focus on asset quality while de-leveraging the balance sheet. For a summary of the current levels of bank debt and commercial paper, see “Liquidity and Capital – Financial Services”, herein.

        Other miscellaneous income remained the same at $0.04 million for the three months ended September 30, 2004 and 2003. Other miscellaneous income is composed primarily of prepayment penalties, letter of credit fees and late payment fees.

        Depreciation expense decreased $0.04 million due to leased property sales and vacancies when comparing the three months ended September 30, 2004 to 2003. Management fees under the management fee agreement with InvestorsBank decreased $0.01 million due to the decrease in loans under management when comparing the third quarter of 2004 to 2003. Other operating expenses increased when comparing the two quarters due to the sale of a leased property in the third quarter of 2004, debt issue costs of $0.09 million were expensed and $0.04 million of rent receivable was charged-off. However, leased property expenses decreased by $0.06 million due to two buildings that were sold.

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

        Interest expense on intercompany loans has been eliminated for consolidation purposes. At September 30, 2004, LMOD owed the Parent $4.20 million consisting of a line of credit of $0.50 million and an unsecured note of $3.70 million. LMOD owed BMSBLC $2.04 million secured by a first mortgage on real estate. The average interest rate on LMOD’s notes was 5.1% at September 30, 2004. At September 30, 2004, LPI owed BMSBLC $8.02 million consisting of a line of credit of $1.85 million, an unsecured note of $2.5 million, and a first mortgage on real estate of $3.67 million. The average interest rate on LPI’s notes was 5.21% at September 30, 2004. Before intercompany eliminations, interest expense for the consumer products segment and interest income to the financial services segment was $0.14 million for the three months ended September 30, 2004. Intercompany eliminations also included $0.05 million in rent paid by LPI to BMSBLC for July and August of 2004. As of January, 2004, LMOD no longer pays management fees to BMSBLC, which increases working capital at LMOD, but reduces taxable income at BMSBLC. As of November 12, 2003, the Parent extended a guarantee to a supplier of LMOD in which the Parent has agreed to unconditionally guarantee all obligations of LMOD to the supplier. It is anticipated that the maximum amount of the guarantee will not exceed $0.60 million, however, the amount of the guarantee is unlimited and the amount of the obligation may increase in the future.

For the nine months ended September 30, 2004 and September 30, 2003

        The Company’s total net loss applicable to common shareholders for the nine months ended September 30, 2004 equaled ($1.39) million, or ($0.37) per common share (diluted), as compared to ($0.10) million, or ($0.03) per common share (diluted), for the nine months ended September 30, 2003.

For the Nine Months Ended	09/30/2004	09/30/2003
Consumer products segment net loss	($1.38) million	($0.98) million
Per common share (diluted)	($0.37)	($0.26)
Financial services segment net income (loss)
after payment of preferred stock dividend	($0.01) million	$0.88 million
Per common share (diluted)	$0.00	$0.23

        The consumer products segment did not record any income tax benefit based on the losses incurred during the first nine months of 2004. Management determined in 2004, based on the level of the continuing losses of the consumer products segment, that it would suspend the recognition of additional net deferred income tax assets until operating performance improves. For the first nine months of 2003, an income tax benefit of $1.16 million was recorded. When comparing the first nine months of 2004 to the first nine months of 2003, the net loss before income taxes was $0.76 million less primarily due to a holiday order of $1.58 million at LMOD in the third quarter of 2004.

        During the first nine months of 2004 and 2003, the consumer products segment losses were primarily due to lower sales as a result of the soft economy, pricing pressure from collectible dolls produced in China, and lower margins due to price reductions. In June of 2004, LMOD transferred production of its high quality, lifelike Artist Studio Collection (ASC) dolls to a contract manufacturer in China to reduce manufacturing costs. As a result, gross profit percentages at LMOD started to improve during the third quarter of 2004; however, sales remain slow.

        For the financial services segment during the first nine months of 2004 both rental and loan income decreased in comparison with the first nine months of 2003 due to loans being paid-off and leased properties being sold. However, lower dividend payments in 2004 on the adjustable rate preferred stock of $0.27 million increased net income by that amount. During the first nine months of 2004, the financial services segment did not have any gains from the termination of interest rate swaps while during the first nine months of 2003, the termination of interest rate swaps resulted in $0.48 million of income. The sale of leased properties, net of taxes, contributed $0.04 million in income in 2004 and $0.34 million in income in 2003.

        The financial statements are presented on a consolidated basis which eliminates all intercompany accounts and transactions. Common stock dividends are based on the financial services’ taxable income (which includes intercompany interest income and rental income). Intercompany interest income and rental income totaled $0.57 million for the nine months ended September 30, 2004, or $0.15 per common share. During the first six months of 2004, dividends totaling $0.20 per share were paid to common stock shareholders. No dividends were paid on the common stock during the third quarter of 2004. If the financial services’ taxable income for the year ended December 31, 2004, exceeds $0.20 per common share, a dividend will be paid to the common shareholders on January 31, 2005.

Consumer Products

        Net sales from consumer products for the nine months ended September 30, 2004 decreased 6% to $10.85 million from $11.59 million for the nine months ended September 30, 2003. This was due to decreased sales of $0.70 million at LMOD and decreased sales of $0.04 million at LPI. Artist Studio Collection (ASC) dolls are primarily sold through the LMOD dealer network and playdolls are primarily sold through dealers and a few larger retailers. LMOD dealers have been minimizing their inventory levels due to sluggishness in the collectible doll market resulting in a $1.47 million sales decrease in ASC doll sales when comparing the first nine months of 2004 to the first nine months of 2003. LMOD’s sales of playdolls increased $0.77 million when comparing the first nine months of 2004 to the first nine months of 2003. This increase was due to a shipment of a holiday order of $1.58 million by a large retailer and $0.26 million of start-up sales for Newborn Nursery dolls and accessories for Saks Department Stores. Without these orders, playdoll sales would have decreased by $1.07 million when comparing the first nine months of 2004 to the first nine months of 2003, primarily due to a lack of distribution channels and lower dealer sales. However, LMOD is working towards increasing sales of playdolls through the Newborn Nursery Adoption Center concept.

        Cost of goods sold decreased 4% to $7.43 million for the nine months ended September 30, 2004, compared to $7.73 million for the nine months ended September 30, 2003. LMOD’s cost of goods sold decreased to $4.98 million from $5.31 million while LPI’s cost of goods sold increased to $2.46 million from $2.43 million. Total gross profit margin decreased to 32% from 33% in the prior year. LMOD’s gross profit margin decreased to 29% from 31%. Production costs decreased during the third quarter of 2004 with the transfer of doll production to China; however, this was offset by lower margins during the first half of 2004 due to price reductions on the line of artist-designed collectible dolls. Management believes that gross profit margins will improve when the transfer of production to China is complete. LPI’s gross profit margin decreased to 37% from 38%.

        Total operating expenses of the consumer products segment for the nine months ended September 30, 2004 were $4.91 million, compared to $6.02 million for the nine months ended September 30, 2003, an 18% decrease. LMOD’s total operating expenses decreased $1.38 million to $3.68 million for the nine months ended September 30, 2004. Operating expenses are expected to decrease further as restructuring costs and legal fees associated with the favorable outcome of recent copyright infringement lawsuits are reduced. Sales and marketing expense decreased $1.21 million primarily due to personnel reductions and decreases in advertising and catalog printing costs. The LMOD catalog is now available on-line at www.leemiddletondolls.com which reduced the number of catalogs printed. New product development costs increased $0.08 million primarily due to employment contract provisions and general and administrative expenses decreased $0.25 million primarily due to personnel reductions. LPI’s operating expenses increased $0.27 million to $1.24 million for the first nine months of 2004. Sales and marketing expense increased $0.16 million primarily due to a $0.12 million increase in shared advertising costs and $0.02 million in sample costs. New product development costs decreased $0.01 million and general and administrative expenses increased $0.12 million primarily due to salary increases and building expenses.

        Interest expense increased $0.01 million when comparing the first nine months of 2004 to the first nine months of 2003. In July of 2004, InvestorsBank extended a $2.0 million line of credit to LMOD (with the Parent as a co-borrower) at the prime rate. Proceeds from the loan were used to pay off the $1.1 million line of credit LMOD owed to the Parent. At September 30, 2004, the outstanding balance on the InvestorsBank line of credit was $0.49 million. Other income increased $0.09 million primarily due to settlements with defendants regarding legal actions taken to prevent the sale of certain dolls that management believes infringe on LMOD’s copyrights and other intellectual property. Other income also includes rental income LPI received from a tenant in its building. In September of 2004, LPI purchased the building in which it was a tenant, from BMSBLC. BMSBLC financed the transaction and the purchase price of $3.67 million was determined by an independent appraiser and represented the fair market value of the building at the time of the sale.

        Interest expense on intercompany loans has been eliminated for consolidation purposes. At September 30, 2004, LMOD owed the Parent $4.20 million consisting of a line of credit of $0.50 million and an unsecured note of $3.70 million. LMOD owed BMSBLC $2.04 million secured by a first mortgage on real estate. The average interest rate on LMOD’s notes was 5.1% at September 30, 2004. At September 30, 2004, LPI owed BMSBLC $8.02 million consisting of a line of credit of $1.85 million, an unsecured note of $2.5 million, and a first mortgage on real estate of $3.67 million. The average interest rate on LPI’s notes was 5.21% at September 30, 2004. Before intercompany eliminations, interest expense for the consumer products segment and interest income to the financial services segment was $0.37 million for the nine months ended September 30, 2004. Intercompany eliminations also included $0.20 million in rent paid by LPI to BMSBLC through August of 2004. As of January, 2004, LMOD no longer pays management fees to BMSBLC, which increases working capital at LMOD, but reduces taxable income at BMSBLC.

        Consumer products’ income tax benefit, based on net losses before intercompany charges, was $1.16 million for the nine months ended September 30, 2003. During the quarter ended March 31, 2004, management determined, based on the level of continuing losses of the consumer products segment that it would suspend the recognition of additional net deferred income tax assets until the consumer products segment operating performance improves and supports the recognition of any additional deferred income tax assets. For the nine months ended September 30, 2004, management did not record an income tax benefit based on the loss incurred for that period due to the amount of the existing net operating loss carryforwards. In assessing the recoverability of deferred income tax assets, including net operating loss carryforwards, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of deferred income tax assets in this instance is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards would be available to offset the taxable income. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not that the consumer products segment will realize the benefits of the $2.69 million of net deferred income tax assets recorded as of September 30, 2004 and December 31, 2003. Management provided a valuation allowance of $0.73 million against the net operating losses generated by the consumer products segment during the first nine months of 2004.

Financial Services

        The financial services segment decrease in net income of $0.89 million for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, was primarily due to (i) a decrease in net interest income of $0.18 million, (ii) a decrease in rental income of $0.21 million, (iii) a decrease of $0.29 million from the sale of leased properties (net of income taxes), and (iv) a decrease of $.48 million due to the termination of interest rate swaps in the first quarter of 2003. However in the first six months of 2004, lower dividend payments on the preferred stock of $0.27 million caused net income to increase by that amount.

        Interest income on loans decreased 33% to $1.73 million for the nine months ended September 30, 2004, as compared to $2.58 million for the nine months ended September 30, 2003. This decrease was primarily due to a $20.06 million decrease in the average total loans outstanding when comparing the nine months ended September 30, 2004 to the nine months ended September 30, 2003. In the present competitive interest rate environment, BMSBLC is at a lending disadvantage with other institutions such as banks, due to its higher cost of funds. During the first nine months of 2004, competitive pressures resulted in a reduction in loans of $19.05 million due to pay-offs and $2.69 million due to normal principal reductions. The Parent’s and BMSBLC’s management agreement with InvestorsBank prevents them from making new loans to other than existing customers without the prior consent of InvestorsBank. Also, due to the requirement to redeem $16.85 million of preferred stock on July 1, 2008, the Parent and BMSBLC will use the proceeds of loan maturities, payoffs, and sales of leased properties to reduce outstanding indebtedness and therefore they do not intend to make any new loans or purchase any new properties, except for the purchase of loan participations from InvestorsBank. During the first nine months of 2004, $8.12 million of new loan participations through InvestorsBank were added to the loan portfolio. Participations with InvestorsBank comprised approximately 63% of the loan portfolio at September 30, 2004. These factors are resulting in BMSBLC’s inability to maintain the size of its loan and leased property portfolio and management anticipates the resulting decline will continue until July 1, 2008, at which point management expects that the loan and leased property portfolio will be reduced to zero.

        Rental income decreased 8% to $2.29 million for the nine months ended September 30, 2004, as compared to $2.50 million for the nine months ended September 30, 2003. Rental income in 2004 decreased $0.09 million due to leased property sales and vacancies in three buildings resulting in a reduction of $0.24 million in rental income. Additionally, one tenant was on nonaccrual resulting in a reduction of $0.01 million in rental income. A previous tenant who was on nonaccrual vacated their building. To offset these reductions, scheduled rent increases added $0.04 million to rental income and an increase of $0.09 million was due to the completion of construction of a new property in 2003.

        Net interest margin is determined by dividing the total of interest income on loans and rental income less interest expense by the total of average loans and leased properties. The interest margin for the nine months ended September 30, 2004 was 4.30% compared to 3.86% for the nine months ended September 30, 2003. During the first nine months of 2004, average loans outstanding (net of intercompany loans) of $45.31 million generated $1.73 million in interest income and average leased properties (net of intercompany properties) of $29.49 million generated $2.29 million in rental income. The average gross return for the first nine months on rental properties was approximately 10.3% while the average gross return on loans was approximately 5.1%. During the first nine months of 2003, average loans outstanding (net of intercompany loans) of $65.37 million generated $2.58 million in interest income and average leased properties (net of intercompany properties) of $31.23 million generated $2.50 million in rental income. The average gross return during the first nine months of 2003 on rental properties was approximately 10.7% while the average gross return on loans was approximately 5.3%.

        During the first nine months of 2004, there was one sale of a leased property to a third party resulting in a gain of $0.04 million, net of income taxes, compared to a gain of $0.34 million, net of income taxes, from the sale of two leased properties in the first nine months of 2003. In September of 2004, LPI purchased the building in which it was a tenant, from BMSBLC. BMSBLC financed the transaction and the purchase price of $3.67 million was determined by an independent appraiser and represented the fair market value of the building at the time of the sale. The fair market value of the transaction approximated the carrying value to BMSBLC and no gain or loss was recognized on the transaction. At September 30, 2004, BMSBLC owned 20 properties with a net carrying value of $25.02 million of which $20.32 million was pledged as collateral to the debt facility. Three vacant rental properties with a net carrying value of $4.11 million were available for sale or lease at September 30, 2004, and one rental property with a net carrying value of $0.40 million was on non-accrual status.

        There were no terminations of interest rate swaps during the nine months ended September 30, 2004. The termination of interest rate swaps resulted in income of $0.48 million for the nine months ended September 30, 2003. BMSBLC may periodically use these derivative instruments for purposes of managing interest rate risk. However, there were no interest rate swap agreements in effect at September 30, 2004.

        Interest expense decreased 30% to $1.56 million for the nine months ended September 30, 2004, as compared to $2.24 million for the nine months ended September 30, 2003, primarily due to a decrease in the outstanding average debt balance and due to lower interest rates. The average debt balance decreased $22.02 million when comparing the first nine months of 2004 to 2003 as a result of the decrease in loans as explained above. To decrease the effective interest rate paid by BMSBLC, approximately $6.15 million of higher fixed rate debt was paid-off with proceeds from loan payoffs. Variable interest rates, which also affect BMSBLC’s cost of funds, were approximately 36 basis points lower during the first nine months of 2004 as compared to the first nine months of 2003. This resulted in an average cost of funds of 3.18% for 2004 as compared to 3.54% for 2003 during the first nine months.

        BMSBLC’s debt facility consists of commercial paper and drawn letters of credit backed by a $50 million line of credit that matures on June 24, 2005. The debt facility was reduced by $15 million when it was renewed in June of 2004. A further reduction of $20 million is anticipated at the renewal date in 2005. At September 30, 2004, BMSBLC had $3.64 million in lending capability with outstanding unfunded commitments of $5.56 million. Beginning in the third quarter of 2003, a substantial amount of commercial paper, which had matured, was not able to be replaced by sales of additional commercial paper, requiring BMSBLC to draw upon the back-up bank line of credit which has a higher interest rate than commercial paper. This higher cost of funds lessens BMSBLC’s ability to compete with banks and other financial institutions for loans, resulting in a decreased ability to replace loans that are paid off. Additionally, the 2008 redemption requirements of $16.9 million of preferred stock requires the Company to focus on asset quality while de-leveraging the balance sheet. For a summary of the current levels of bank debt and commercial paper, see “Liquidity and Capital – Financial Services”, herein.

        Other miscellaneous income decreased $0.06 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, primarily due to a decrease in late payment fees and prepayment penalties.

        Depreciation expense decreased $0.07 million due to leased property sales and vacancies when comparing the nine months ended September 30, 2004 to 2003. Management fees under the management fee agreement with InvestorsBank decreased $0.04 million due to the decrease in loans and leased properties under management when comparing the first nine months of 2004 to 2003. Other operating expenses increased $0.04 million when comparing the first nine months of 2004 to the first nine months of 2003. Primarily due to the sale of a leased property, debt issue costs of $0.09 million were expensed and $0.04 million of rent receivable was charged-off. However, leased property expenses decreased by $0.09 million due to two buildings that were sold.

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

        Interest expense on intercompany loans has been eliminated for consolidation purposes. At September 30, 2004, LMOD owed the Parent $4.20 million consisting of a line of credit of $0.50 million and an unsecured note of $3.70 million. LMOD owed BMSBLC $2.04 million secured by a first mortgage on real estate. The average interest rate on LMOD’s notes was 5.1% at September 30, 2004. At September 30, 2004, LPI owed BMSBLC $8.02 million consisting of a line of credit of $1.85 million, an unsecured note of $2.5 million, and a first mortgage on real estate of $3.67 million. The average interest rate on LPI’s notes was 5.21% at September 30, 2004. Before intercompany eliminations, interest expense for the consumer products segment and interest income to the financial services segment was $0.37 million for the nine months ended September 30, 2004. Intercompany eliminations also included $0.20 million in rent paid by LPI to BMSBLC through August of 2004. As of January, 2004, LMOD no longer pays management fees to BMSBLC, which increases working capital at LMOD, but reduces taxable income at BMSBLC. As of November 12, 2003, the Parent extended a guarantee to a supplier of LMOD in which the Parent has agreed to unconditionally guarantee all obligations of LMOD to the supplier. It is anticipated that the maximum amount of the guarantee will not exceed $0.60 million, however, the amount of the guarantee is unlimited and the amount of the obligation may increase in the future.

Liquidity and Capital

Consumer Products

        The consumer products segment’s net loss after intercompany transactions for the nine months ended September 30, 2004, was $1.95 million, which was financed through a $1.07 million reduction in accounts receivable due to the normal reduction in accounts receivable balances after the year-end selling season, an increase in a line of credit of $0.49 million, and a reduction in cash.

        Total assets of consumer products were $17.12 million as of September 30, 2004, and $15.62 million as of December 31, 2003, a 10% increase. Cash decreased to $0.29 million at September 30, 2004, from $0.70 million at December 31, 2003.

        Accounts receivable, net of the allowance for doubtful accounts, decreased to $1.45 million at September 30, 2004, from $2.17 million at December 31, 2003, due to normal collections after the year-end selling season. LPI’s receivables decreased $0.28 million and LMOD’s receivables decreased $0.44 million. At December 31, 2003, LMOD had increased its allowance for doubtful accounts receivable by $0.24 million due to an outstanding receivable from FAO, Inc. which had declared bankruptcy. After selling the receivable to a third party, LMOD collected $0.08 million more than anticipated in the second quarter of 2004, resulting in a reduction in the allowance account.

        Inventory and prepaid inventory, net of the allowance for obsolescence, decreased to $5.11 million at September 30, 2004, compared to $5.56 million at December 31, 2003. LMOD’s inventory decreased $0.47 million and LPI’s inventory increased by $0.02 million. Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

        Property and equipment, net of accumulated depreciation, increased by $3.19 million as of September 30, 2004, compared to December 31, 2003. Property and equipment increased by $3.85 million while accumulated depreciation increased by $0.66 million. In September of 2004, LPI purchased the building in which it was a tenant, from BMSBLC. BMSBLC financed the transaction and the purchase price of $3.67 million was determined by an independent appraiser and represented the fair market and carrying value of the building at the time of the sale. Other prepaid expenses decreased $0.12 million from December 31, 2003 to September 30, 2004.

        Prepaid corporate taxes decreased by $0.01 million due to a reduction in taxes to the State of Ohio based on LMOD’s net worth, which had declined. The deferred income tax asset of $2.69 million remained the same between September 30, 2004, and December 31, 2003. At December 31, 2003, the consumer products segment had unused federal net operating loss carryforwards of approximately $5.6 million. During the three months ended March 31, 2004, management determined, based on the level of continuing losses of the consumer products segment that it would suspend the recognition of additional deferred net income tax assets until the consumer products segment operating performance improves and supports the recognition of any additional deferred income tax assets.

        Goodwill was recorded when the Company purchased the remaining interest in the stock from the estate of Lee Middleton, the founder of LMOD, on April 30, 1998. The purchase price exceeded the carrying value by $0.62 million. At September 30, 2004 and December 31, 2003, the balance of the goodwill, net of previous accumulated amortization, was $0.51 million. Management has concluded that the goodwill is not impaired as of September 30, 2004.

        Other liabilities decreased $0.03 million to $1.44 million at September 30, 2004, from $1.47 million at December 31, 2003.

        Due to the losses suffered by the consumer products segment, it is unable to borrow money from outside financial sources and is dependent on the financial backing of the Parent and BMSBLC for its borrowing requirements. In July of 2004, InvestorsBank extended a $2.0 million line of credit to LMOD with the Parent as a co-borrower on the line. Proceeds of $1.1 million from this line of credit were used to reduce a $1.1 million intercompany loan between LMOD and the Parent. The outstanding balance on the line of credit at September 30, 2004, was $0.49 million.

Financial Services

        During the first nine months of 2004, the financial products segment’s net income after intercompany transactions was $1.24 million. Dividends of $0.68 million were paid to preferred stockholders and dividends of $0.75 million were paid to common stockholders.

        Total assets of financial services were $64.98 million as of September 30, 2004, and $86.59 million as of December 31, 2003. Cash decreased to $0.41 million at September 30, 2004 from $0.65 million at December 31, 2003.

        Interest and rent receivable decreased to $0.28 million as of September 30, 2004, from $0.36 million at December 31, 2003. The rent receivable is shown net of an allowance for doubtful accounts of $150,000 at December 31, 2003. Upon the sale of a leased property in the third quarter of 2004, $0.04 million of rent receivable was charged-off and the allowance account of $0.15 million was applied toward the remaining rent receivable. At September 30, 2004, five non-performing loans totaling $1.19 million in principal were on non-accrual, resulting in $0.02 million of interest income which would have been recorded for the nine months ending September 30, 2004, had the non-accruing loans been current in accordance with their original terms. One tenant was on non-accrual resulting in $0.01 million of rental income which would have been recorded for the nine months ended September 30, 2004 had the tenant been current in accordance with the lease.

        Total loans (excluding intercompany loans) decreased by $13.60 million, or 26%, to $38.69 million at September 30, 2004, from $52.29 million at December 31, 2003, with a corresponding decrease in liabilities. As of September 30, 2004 and December 31, 2003, management did not provide an allowance for loan losses due to management’s belief that the collateral which secured nonperforming loans was adequate to fully secure the debtors’ obligation to BMSBLC. At September 30, 2004, BMSBLC’s real estate loan portfolio had a 51.5% weighted average of loan to fair market value ratio consisting of 38 loans totaling $37.93 million.

        Leased properties, net of accumulated depreciation, decreased to $25.02 million as of September 30, 2004, compared to $30.81 million as of December 31, 2003, primarily due to the sale of two leased properties with a net book value of $5.28 million and due to $0.51 million of depreciation for the nine months ended September 30, 2004. Three vacant rental properties with a net carrying value of $4.11 were available for sale or lease at September 30, 2004, and one rental property with a net carrying value of $0.40 million was on non-accrual status. Management believes that the carrying value of the properties are not impaired as of September 30, 2004.

        Property and equipment and other assets, including prepaid amounts, decreased by $1.90 million. At December 31, 2003, BMSBLC’s other assets included a $1.65 million receivable from the sale of a leased property. In January, 2004, this receivable was financed by BMSBLC as a loan causing other assets to decrease by that amount. The balance of the decrease was primarily due to reductions in prepaid items and the Parent’s redemption of $.05 million of stock it held as an investment. Property and equipment decreased $0.01 million due to depreciation.

        The financial services’ total consolidated indebtedness at September 30, 2004, decreased $18.24 million, primarily as the result of the payment of indebtedness from the proceeds of the payoff of loans in the loan portfolio.

Financial services debt	09/30/2004	12/31/2003
Short-term debt	$43.97 million	$53.23 million
Long-term debt	$9.56 million	$18.54 million
Redeemable preferred stock	$16.85 million	$16.85 million

        BMSBLC’s debt facility consists of commercial paper and drawn letters of credit backed by a $50 million line of credit that matures on June 24, 2005. The debt facility was reduced by $15 million when it was renewed in June of 2004. A further reduction of $20 million is anticipated at the renewal date in 2005. Proceeds from loan payoffs and from the sale of leased properties have been used to reduce debt. At September 30, 2004, the debt facility had $3.64 million available for funding purposes.

        At September 30, 2004, the outstanding commercial paper balance was $6.37 million. BMSBLC also had drawn $37.60 million against its bank line of credit to replace outstanding commercial paper that had matured and was unable to be replaced by sales of additional commercial paper. The bank line of credit has an interest rate which is approximately 40 basis points higher than that paid on commercial paper, resulting in a reduction of net income for the nine months ended September 30, 2004. At December 31, 2003, the outstanding commercial paper balance was $34.00 million and the outstanding balance on bank lines of credit were $19.23 million.

        Long-term debt consists primarily of fixed rate debt. During the first nine months of 2004, BMSBLC paid off long-term debt of $8.98 million and replaced it with short-term debt from the bank line of credit at a lower interest rate. An additional $2.37 million of long-term debt was paid off in October of 2004. BMSBLC was in compliance with the covenants contained in its debt agreements as of September 30, 2004.

        Accrued liabilities decreased to $0.96 million at September 30, 2004, as compared to $1.13 million at December 31, 2003.

        Due to the Parent’s required redemption of $16.85 million of outstanding preferred stock on July 1, 2008, BMSBLC expects to materially curtail its lending activities and purchase of leased properties over the next four years. During the second quarter of 2004, the Board of Directors of the Company approved a plan to convert loans and leased properties of BMSBLC to cash as loans mature and leased properties are sold. The proceeds will be used to reduce outstanding debt and to redeem preferred stock at maturity. Under this policy, BMSBLC does not intend to make new loans or purchase new properties to lease, with only limited exceptions for participations with InvestorsBank. This reduction in assets will reduce the income available for common stock dividends in each of the next four years. As a result, the Board of Directors has changed the common stock dividend policy from the payment of quarterly dividends to an annual dividend which would be payable in January for the preceding year. During the first nine months of 2004, common stock dividends totaled $0.20 per share. If the Parent’s and BMSBLC’s taxable income for the year ended December 31, 2004, exceeds $0.20 per common share, a dividend will be paid to the common shareholders on January 31, 2005. The preferred stock dividend of $0.335 per share per quarter ($1.34 annual dividend per preferred share) will continue to be paid on a quarterly basis.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

        This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may”, “will”, “could”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, including the condition of the local real estate market, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or real estate portfolios, competition, the accessibility of funding sources at competitive rates, demand for the Company’s consumer products, the degree of success of the Company’s strategy to reduce prices on its collectible dolls and reduce expenses, the realization of the deferred income tax benefit, payment when due of principal and interest on loans made by the Company, payment of rent by lessees on Company properties and the necessity to make additions to the Company’s loan loss reserve. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

        A significant portion of BMSBLC’s fixed rate loans and fixed rate leases are matched against fixed rate debt; however, the portfolio is not completely matched. A portion of BMSBLC’s fixed rate assets are funded with variable rate debt and in the present low interest rate environment this mismatch has been favorable to BMSBLC. In a rising interest rate environment, the margin of difference between the fixed rate asset and the variable debt becomes smaller and less favorable to BMSBLC. At September 30, 2004, an increase of 1% in the interest rate paid on the variable debt would increase the Company’s annual pre-tax profits in an amount approximating $11,000.

Item 4.    Controls and Procedures

        Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.

        Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, there were no changes in the Company’s internal control over financial reporting identified in such evaluation that occurred during the quarter ended September 30, 2004 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The Company is not a defendant in any material pending legal proceeding and no such material proceedings are known to be contemplated.

Item 2.    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 22, 2000, the Board of Directors of the Company authorized the repurchase of up to 325,000 shares of the Company’s common stock in open market or privately negotiated transactions. The program has no expiration date. The Company did not repurchase any shares under the program during the quarter ended September 30, 2004. As of September 30, 2004, the Company had the authority to repurchase 67,700 shares under that program.

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

THE MIDDLETON DOLL COMPANY
(Registrant)
Date: November 12, 2004	/s/ George R. Schonath
George R. Schonath
President and Chief Executive Officer
Date: November 12, 2004	/s/ Susan J. Hauke
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