Form 10-K
period 2004-12-31
MIDDLETON DOLL CO
filed 2005-03-22
CIK 723209

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the year ended December 31, 2004;

OR

[_]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from __________ to __________

Commission File Number: 0-22663

THE MIDDLETON DOLL COMPANY
(Exact name of registrant as specified in its charter)

Wisconsin	39-1364345
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
W239 N1700 Busse Road
Waukesha, Wisconsin	53188-1160
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (262) 523-4300

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Title of Class
Common Stock, 6-2/3 cents Par Value	Preferred Stock, $0.01 Par Value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [_]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [_]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  [_]  No  [X]

        The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at March 15, 2005 was $7,160,711.

        The number of shares of common stock outstanding at March 15, 2005 was 3,727,589.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the The Middleton Doll Company Proxy Statement for the 2005 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant’s year) are, upon such filing, to be incorporated by reference into Part III.

THE MIDDLETON DOLL COMPANY

Index to Annual Report on Form 10-K
For the Year Ended December 31, 2004

Part I

Item 1.    Business

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

        The Financial Services Business segment consists of the Parent and its wholly-owned subsidiary Bando McGlocklin Small Business Lending Corporation (“BMSBLC”). The principal business of the segment is to manage its existing loans and to lease buildings to small businesses. This segment also participates in loans with third party loan originators. Both the Parent and BMSBLC are operated as a real estate investment trust (“REIT”) pursuant to the provisions of Section 856 of the Internal Revenue Code of 1986, as amended. The REIT does not pay any corporate income taxes because it has a tax exempt status. To achieve the tax exempt status, a REIT must be in compliance with tests concerning the nature of the assets of the REIT and the income earned. In addition, a REIT must distribute substantially all of its taxable income each year in dividends to its shareholders.

        The Consumer Products Business segment consists of a 99% interest in Lee Middleton Original Dolls, Inc. (“LMOD”). George R. Schonath, President and Chief Executive Officer, and his family, own the remaining 1% of the stock of LMOD. LMOD is a designer and distributor of collectible vinyl dolls and vinyl play dolls. LMOD has a wholly-owned subsidiary, License Products, Inc. (“LPI”), that designs, develops and markets a line of proprietary time pieces. Prior to 2002, LMOD owned a 51% interest in LPI. On January 1, 2002, LMOD acquired the remaining outstanding 49% interest in LPI. During 2002, LMOD disposed of its 51% interest in Middleton (HK) Limited (“MHK”), a Hong Kong corporation that provided LMOD with raw material and finished goods from Asia. Neither of these transactions had a material impact upon the financial statements.

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

        On September 3, 1997, the Company capitalized InvestorsBancorp, Inc., a bank holding company, for approximately $6.2 million and then distributed all of the outstanding shares of InvestorsBancorp, Inc. to the Company’s shareholders. The Company and InvestorsBancorp, Inc., together with its wholly-owned subsidiary, InvestorsBank (the “Bank”), share common offices and personnel. Expenses are shared between the two entities in accordance with a Management Services and Allocation of Expenses Agreement (the “Management Agreement”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Overview.

        In June of 2004, the Board of Directors of the Company approved a plan to convert loans and leased properties of BMSBLC to cash as loans mature and leased properties are sold. The proceeds will be used to reduce outstanding debt and to redeem preferred stock at maturity. Under this policy, BMSBLC does not intend to make new loans or purchase new properties to lease, with only limited exceptions for participations with InvestorsBank. This reduction in assets will reduce the income available for common stock dividends in each of the next four years. As a result, the Board of Directors has changed the common stock dividend policy from the payment of quarterly dividends to an annual dividend, which would be payable in January for the preceding year.

Financial Services Business

        Loans

        The Company, through its Financial Services Business, (i) manages its loan portfolio comprised primarily of loans to small business entities collateralized by first or second mortgages, (ii) purchases loan participations from the Bank, and (iii) owns industrial and commercial real estate for lease to small businesses.

        The loan and leased property portfolio is managed by the Bank for an annual fee, payable monthly, equal to 0.25% of the total dollar amount of loans under management and 6% of the rents from leased properties. Operating expenses are also shared between the Bank and BMSBLC, as well as certain expenses of employees providing accounting, reporting and related services to the Company.

        The loan portfolio is primarily comprised of long-term, variable rate, collateralized loans to small business entities. The borrowers include manufacturers, wholesalers, retailers, professionals and service providers. The loans are primarily collateralized by first mortgages on real estate, although some loans are collateralized by second mortgages. The Company’s exposure to loss in the event of nonperformance by borrowers is represented by the outstanding principal amount of loans of $32.84 million at December 31, 2004. Approximately 63% of the loan portfolio consists of loan participations, primarily with the Bank. Borrowers located in the State of Wisconsin represent approximately 99% of loans by dollar volume. Substantially all of the loan portfolio is held by BMSBLC. The Parent and BMSBLC fund their lending operations through their equity capital, bank and institutional borrowings, commercial paper sales and the sale of loan participations.

        Diversification across industries is a means of managing market risk by decreasing loan concentrations. The following table provides information regarding the outstanding principal amount of loans by industry.

Type of Business	Number of Loans	Outstanding Principal Balance	Percent of Total Loans Outstanding
Industrial Machinery	5	$5,430,471	16.54%
Wholesale Goods	6	5,138,987	15.65%
Construction	4	3,133,728	9.54%
Dies, Molds and Patterns	6	3,090,912	9.41%
Retail	3	3,089,983	9.41%
Other Manufacturing	5	3,048,393	9.28%
Investment Property	2	2,586,098	7.88%
Metalworking Machinery	2	2,497,493	7.60%
Commercial Printing	3	2,080,051	6.33%
Services	2	1,374,585	4.19%
Transportation	2	942,217	2.87%
Electronic and Electrical Equipment	2	427,925	1.30%

Total	42	$32,840,843	100.00%

        The following table categorizes the outstanding principal amount of loans by fixed rate loans and variable rate loans.

	Outstanding Balance	Percent of Total Loans Outstanding
Fixed rate	$8,481,368	25.8%
Variable rate	24,359,475	74.2%

Total	$32,840,843	100.0%

        Further detail regarding the fixed rate loans is provided in the following table.

Expiration Date	5.0-5.9%	6.0-6.9%	7.0-7.9%	8.0-8.9%	Total
Demand	$--	$--	$899,411	$--	$899,411
2005	1,818,298	913,445	--	--	2,731,743
2006	--	--	2,927,859	271,410	3,199,269
2007	--	1,650,945	--	--	1,650,945

Total	$1,818,298	$2,564,390	$3,827,270	$271,410	$8,481,368

        A loan is placed on non-accrual status when, based on current information and events, management does not expect to collect all amounts due according to the contractual terms of the loan agreement in the normal course of business. A loan is not placed on non-accrual status during a period of delay in payment if management expects to collect all amounts due including accrued interest at the contractual interest rate for the period of the delay. Non-accrual loans totaled $0.98 million and $0.25 million at December 31, 2004 and 2003, respectively. Interest income of $0.05 million would have been recorded during 2004 had the non-accruing loans been current in accordance with their original terms.

        Real Estate

        At December 31, 2004 BMSBLC owned 19 buildings and had entered into long-term lease agreements on 14 of the properties. Three of the properties have tenants on a month-to-month basis and the remaining two properties are vacant. During 2004 BMSBLC sold three leased properties. The total cost of BMSBLC’s properties at December 31, 2004, was $25.06 million and the depreciated carrying value was $22.23 million.

        BMSBLC anticipates that its rental properties will either be industrial real estate (i.e. used for manufacturing purposes), or commercial real estate properties, such as office buildings and retail stores, and that substantially all of its properties will be located in Wisconsin. The following table sets forth additional information regarding BMSBLC’s leased properties.

Property Type	Location	Annual Lease Rents		Cost		Square Footage
Industrial	Germantown, WI	$386,133		$3,450,000		64,910
Commercial	Menomonee Falls, WI	262,048		2,249,968		54,805
Commercial	Pewaukee, WI	110,528	*	2,129,425		32,325
Industrial	Berlin, WI	218,172		1,921,660		71,830
Commercial	Mequon, WI	214,248		1,857,248		26,650
Commercial	Oconomowoc, WI	176,292		1,678,978		27,045
Industrial	Menomonee Falls, WI	185,562		1,650,000		33,358
Commercial	Menomonee Falls, WI	22,167	**	1,565,543		23,958
Commercial	Mequon, WI	152,748		1,351,433		26,248
Industrial	Waukesha, WI	165,750		1,165,355		31,174
Commercial	Franklin, WI	179,140		1,003,950		27,000
Commercial	Lake Geneva, WI	91,110		794,311		8,250
Industrial	Cudahy, WI	78,720		726,791		27,750
Commercial	Menomonee Falls, WI	82,095		702,493		16,100
Commercial	Menomonee Falls, WI	106,338		688,395		19,680
Industrial	Cudahy, WI	5,870	*	656,342	#	32,681
Commercial	Milwaukee, WI	76,188		522,328		12,200
Industrial	West Allis, WI	55,770		480,000		9,705
Commercial	Menomonee Falls, WI	76,320		462,542		10,400

		$2,645,199		$25,056,762		556,069

* Property not leased ** Property only partially leased # Cost reduced to estimated selling price

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

        Employees

        On December 31, 2004, the Company employed only its President and Vice President. All other duties are performed by Bank employees pursuant to the Management Agreement.

        Credit Concentration

        At BMSBLC on December 31, 2004, there were not any customers whose loans exceeded 10% of total loans outstanding.

Consumer Products Business

        Lee Middleton Original Dolls, Inc.

        Lee Middleton Original Dolls, Inc. (“LMOD”), headquartered in Westerville, Ohio, is a 99% owned subsidiary of the Company. The President of the Company, George Schonath, and his family, own the remaining 1% minority interest in LMOD. LMOD designs and distributes collectible vinyl dolls and vinyl play dolls. LMOD distributes its collectible doll lines through a network of independent, specialty retail stores throughout the United States. Vinyl play dolls are sold through selected retail stores including Newborn Nursery® boutique adoption centers located in department stores owned by the Saks Department Store Group. Eight boutiques are currently open with fifteen additional boutiques scheduled to open in the spring of 2005. An additional twenty-five boutiques are scheduled to open during the remainder of 2005. In addition, LMOD has two outlet stores and a mall-based retail location, which showcases the Newborn Nursery® adoption concept that was developed at the factory outlet retail store. The Newborn Nursery® boutiques provide an opportunity for children to experience the “adoption” of their very own lifelike baby doll in a simulated hospital nursery while encouraging the development of positive childhood memories.

        LMOD must compete with various other doll manufacturers including Adora, Madam Alexander, Ashton Drake, Mattel’s American Girl and a variety of small artist-owned manufacturers. Intense pricing competition in recent years resulted in LMOD transferring production of its high quality, lifelike Artist Studio Collection (ASC) dolls to a contract manufacturer in China during 2004. Limited doll production will continue at LMOD facilities in Belpre, Ohio. LMOD is presently continuing to develop new products for the ASC line of dolls while continuing to emphasize high product quality.

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

        Employees

        The Consumer Products Business segment employs approximately 75 persons. At LMOD, approximately 14 employees are subject to a collective bargaining agreement, which expires on April 30, 2006.

        Large Customers

        Two customers at LPI with total sales of $4.62 million and one customer at LMOD with total sales of $1.55 million accounted for approximately 39% of the Consumer Products Business’ total revenues for 2004. Kohl’s Corporation accounted for 15% of consolidated revenues for 2004.

        Backlog

        The backlog of the Consumer Products Business was approximately $0.07 million as of December 31, 2004, all of which should be filled during 2005.

        Research and Development

        Research, development and product improvement costs are reported as a separate component of operating expenses and totaled $905,725, $738,997 and $868,100 for the years ended December 31, 2004, 2003 and 2002, respectively.

Revenues of Principal Product Groups

        The following table sets forth (in thousands of dollars), for each of the last three years, revenues attributable to the Company’s principal product groups:

	12/31/04	12/31/03	12/31/02
Revenues
Loan Portfolio	$2,244	$3,258	$4,849
Real Estate Portfolio	3,314	3,593	4,823
Dolls	10,448	11,851	17,086
Time Pieces	5,555	5,754	6,377
Other	210	681	997

Total	$21,771	$25,137	$34,132

Segment Information

        Financial information concerning the Company’s business segments is incorporated by reference from the consolidated financial statements on pages 28 to 31 herein.

Executive Officers

        George R. Schonath, 64, has served as Chief Executive Officer of the Company since 1983, as President since July, 1997, and as a director since May, 2001. Mr. Schonath has also served as President and Chief Executive Officer of InvestorsBancorp, Inc. and the Bank since they were established in 1997. From 1983 until July, 1997, he served as Chairman of the Board of the Company.

        Jon McGlocklin, 61, has served as a Vice President of the Company since November, 2001. From July, 1997, through November, 2001, he served as a Senior Vice President. Mr. McGlocklin has served as a director of InvestorsBancorp, Inc. since 1997. Until February 2001, Mr. McGlocklin had also served as Senior Vice President of InvestorsBancorp, Inc. and Senior Vice President of the Bank since they were established in 1997. He has also served as President of Healy Manufacturing, Inc., Menomonee Falls, Wisconsin, since 1997, and as an announcer for the Milwaukee Bucks, an NBA basketball team, since 1976. From 1980 through July, 1997, he served as a director of the Company and as President from 1991 through July, 1997.

        Susan J. Hauke, 39, has been the Company’s Chief Financial Officer since 2002 and Vice President – Finance, Secretary and Treasurer since 1997. In 2002, Ms. Hauke was also appointed Chief Financial Officer of InvestorsBancorp. She is also the Vice President – Finance and Secretary of InvestorsBancorp, Inc. and Controller, Vice President-Finance, and Treasurer of the Bank. From 1991 until 1997, Ms. Hauke served as Controller for the Company and was a senior accountant at PricewaterhouseCoopers LLP before joining the Company.

Item 2.    Properties

        In October, 2002, the Company sold the building located at W239 N1700 Busse Road, Pewaukee, Wisconsin, to the Bank for $2.4 million, which represented its fair market value at the time of the sale as determined by an independent appraiser. The Company now leases 4,000 square feet of the building from the Bank.

        LMOD owns an approximately 51,000 square foot building at 1301 Washington Boulevard, Belpre, Ohio, that provides limited production facilities, retail space and warehouse space. During 1999, an additional leased retail outlet store was opened in West Virginia. A 44,100 square foot facility in Columbus, Ohio, was leased in June of 2000 and has been used for distribution and for storing raw materials and finished goods. Beginning in 2005, LMOD will attempt to sublet the Columbus warehouse space and will move its warehouse operations to Belpre, Ohio. The Columbus warehouse lease expires on August 15, 2006. LMOD’s headquarters in Westerville, Ohio, is in 18,800 square feet of office space which is leased until April 30, 2006.

        During the first eight months of 2004, LPI leased office and warehouse space from BMSBLC at 1050 Walnut Ridge Drive, Hartland, Wisconsin. In September, 2004, LPI purchased the building from BMSBLC for $3.66 million, which was the net book value of the building at the time of the sale. The building has approximately 17,000 square feet of office space and approximately 50,000 square feet of warehouse space

Item 3.    Legal Proceedings

        As of the date of this filing, neither the Parent nor any of its subsidiaries is a party to any legal proceedings, the adverse outcome of which, in management’s opinion, would have a material effect on the Company’s consolidated financial statements.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and IssuerPurchases of Equity Securities

        The common stock of the Company is traded on the OTC Bulletin Board under the symbol DOLL. The table below represents the high and low sales price for the Company’s common stock and the cash dividends paid per share for 2004 and 2003.

	Common Stock		Cash Dividends
	High	Low	Per Share
2004
First Quarter	$ 4.250	$ 3.820	$ 0.10
Second Quarter	$ 3.950	$ 1.300	$ 0.10
Third Quarter	$ 2.190	$ 0.550	--
Fourth Quarter	$ 2.350	$ 0.570	--
2003
First Quarter	$ 5.760	$ 4.000	$ 0.10
Second Quarter	$ 6.100	$ 4.200	$ 0.10
Third Quarter	$ 5.880	$ 5.050	$ 0.10
Fourth Quarter	$ 5.400	$ 3.450	$ 0.10

        As of March 1, 2005, there were approximately 750 shareholders of record of the Company’s common stock.

        On February 22, 2000, the Board of Directors of the Company authorized the repurchase of up to 325,000 shares of the Company’s common stock in the open market or by privately negotiated transactions. The program has no expiration date. The Company did not repurchase any shares under the program during the quarter ended December 31, 2004. As of December 31, 2004, the Company had the authority to repurchase 67,700 shares under that program.

Item 6.    Selected Financial Data (In thousands, except per share data)

        The following table sets forth certain Selected Consolidated Financial Data for the periods and as of the dates indicated:

	For the years ended December 31,
(In thousands, except per share data)	2004	2003	2002	2001	2000
Total revenues	$21,771	$25,137	$34,132	$39,628	$43,463
Net income (loss) available
to common shareholders	(3,760)	(662)	3,203	1,645	4,264
Total assets	70,660	102,204	125,539	157,266	168,214
Long-term debt	6,990	18,543	35,597	48,453	63,772
Total liabilities, other than redeemable
preferred stock	47,357	74,367	95,014	126,109	138,068
Redeemable preferred stock	16,855	16,855	16,855	16,855	16,855
Total liabilities	64,212	91,222	111,869	142,964	154,923
Diluted (loss) earnings per common share	$(1.01)	$(0.18)	$0.86	$0.44	$1.11
Cash dividends declared per common share	$0.20	$0.40	$0.65	$0.65	$0.65

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Amounts presented as of December 31, 2004, 2003 and 2002 include the consolidation of two segments. The financial services segment includes The Middleton Doll Company (the “Parent”) and Bando McGlocklin Small Business Lending Corporation (“BMSBLC”), a 100% owned subsidiary of the Company. The consumer products segment includes Lee Middleton Original Dolls, Inc. (“LMOD”), a 99% owned subsidiary of the Parent and License Products, Inc. (“LPI”), a 100% owned subsidiary of LMOD. In 2002, Middleton (HK) Limited, a former subsidiary of LMOD, was liquidated. The term “Company”, when used herein, refers to the Parent, BMSBLC, LMOD and LPI on a consolidated basis.

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

        For the loan and real estate management services provided under the Management Agreement, the Bank receives an annual fee, payable monthly, equal to 0.25% of the total amount of loans under management and 6% of the rents from the real estate portfolio. The Management Agreement provides for the sharing of operating expenses between the Bank and BMSBLC, as well as certain expenses of employees of the Bank who provide accounting, reporting and related services to the Parent and BMSBLC. Additionally, for its services in providing ongoing credit analysis, loan and lease monitoring, workout services, and management services to LMOD, the Bank receives an annual fee of $365,000, payable monthly. The Parent and BMSBLC currently have only one paid employee, a Vice President of the Company and BMSBLC. George Schonath, the President and Chief Executive Officer, provides services to the Parent, BMSBLC and LMOD under the Management Agreement and is not separately compensated by any of those entities.

        During the past four years there has been a significant decrease in net sales of the consumer products segment. This decrease is primarily attributable to the decrease in demand for expensive collectible dolls and intense pricing competition from dolls produced in China. In June of 2004, LMOD transferred production of its high quality, lifelike Artist Studio Collection (ASC) dolls to a contract manufacturer in China to reduce manufacturing costs. The manufacturer in China that was selected to make ASC dolls was a current supplier at the time of its selection and has devoted a separate unit and staff exclusively to the manufacturing of these dolls. Limited doll production will continue at the LMOD facilities in Belpre, Ohio.

        Eight of LMOD’s Newborn Nursery® boutiques, developed by LMOD for department stores owned by the Saks Department Store Group, are now open. The boutiques are located in Parisian stores in Birmingham, Alabama; Atlanta, Georgia; and Rochester Hills, Michigan; Proffitt’s stores in Chattanooga, Tennessee, and Sanford, Florida; a Carson Pirie Scott store in Lombard, Illinois, a Boston Store in Milwaukee, Wisconsin, and a Younkers store in Des Moines, Iowa. The Newborn Nursery® boutiques are located in the children’s department and provide an opportunity for children to experience the “adoption” of their very own lifelike baby in a simulated hospital nursery while encouraging the development of positive childhood memories. LMOD’s goal is to expand the Newborn Nursery® concept to 100 boutiques within the Saks Department Store Group over a three-year period. Depending upon the success of the Newborn Nursery® boutiques, LMOD expects a total of 48 boutiques to be in operation by the end of 2005.

        LMOD anticipates increasing sales of play dolls through the Newborn Nursery® boutiques and will also continue to develop new products for the Artist Studio Collection line of dolls while emphasizing high product quality. During the past two years, operating expenses, particularly in the sales and marketing area, have been reduced. However, general and administrative expenses have not significantly decreased primarily due to long-term leases in effect until April 30, 2006, for the headquarters located in Westerville, Ohio, and until August 15, 2006, for the warehouse facilities in Columbus, Ohio. Management is attempting to achieve further reductions in operating expenses by continuing to focus on controlling expenses.

        During the past four years there has also been a significant decrease in the loan portfolio of the financial products segment, resulting in a corresponding decrease in interest income on loans. The financial services segment is at a lending disadvantage with other institutions such as banks, due to its higher cost of funds. Also, the existing management agreement with InvestorsBank prevents it from making new loans to other than existing customers without the prior consent of InvestorsBank. As a result, the size of the loan and leased property portfolio of BMSLC has decreased and total revenues and earnings have also decreased.

        Due to the Parent’s required redemption of $16.85 million of outstanding preferred stock on July 1, 2008, BMSBLC expects to materially reduce its lending and real estate leasing activities over the next four years. During the second quarter of 2004, the Board of Directors of the Company approved a plan to convert loans and leased properties of BMSBLC to cash as loans mature and leased properties are sold. The proceeds will be used to reduce outstanding debt and to redeem preferred stock at maturity. Under this policy, BMSBLC does not intend to make new loans or purchase new properties to lease, with only limited exceptions for participations with InvestorsBank. This reduction in assets will reduce the income available for common stock dividends in each of the next four years. As a result, the Board of Directors has changed the common stock dividend policy from the payment of quarterly dividends to an annual dividend, which would be payable in January for the preceding year. During 2004, dividends totaling $0.20 per share were paid to common stock shareholders. The preferred stock dividend of $0.335 per share per quarter ($1.34 annual divided per preferred share) was paid during 2004 and management anticipates that the preferred stock dividend will continue to be paid on a quarterly basis.

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

Consumer Products

        Allowance for doubtful accounts. LMOD and LPI provide an allowance for doubtful accounts based on management’s estimate of uncollectible amounts. Management reviews the trade accounts receivable based on an aging of accounts, historical collection experience, and a specific review of certain accounts in order to evaluate the collectibility of the accounts receivable.

        Inventory and allowance for obsolete inventory. Inventories are valued at lower of cost or market using the first-in, first-out (FIFO) method. LMOD and LPI provide an allowance for obsolete inventory items based on management’s estimate. Management reviews all slow-moving or obsolete inventory items in order to determine the appropriate allowance for obsolete inventory. The inventory allowance reflects the estimated markdown necessary to liquidate the slow-moving inventory items.

        Amortization of goodwill. Goodwill is reviewed by management at least annually for impairment. An impairment review is designed to determine whether the fair value, and the related recorded goodwill, of a reporting unit is below its carrying value. Management estimates the fair value based upon the present value of future expected cash flows using management’s best estimates of assumptions for sales and expenses. Any goodwill impairment losses will be charged to operations.

        Deferred income tax assets and liabilities. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to different methods used for depreciation for income tax purposes, vacation accruals, health insurance, deferred revenue, net operating losses, capitalization requirements of the Internal Revenue Code, allowances for doubtful accounts and obsolete inventory and charitable contribution carryforwards. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

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

        Allowance for loan losses. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal, reduced by the allowance for loan losses. Management reviews the value of the collateral securing each loan to determine if an allowance for loan losses is necessary. In this review, management evaluates past loan loss experience, the level of nonperforming loans, current economic conditions, loan volume, growth and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of underlying collateral, and other relevant factors.

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

        Derivative Instruments. The Company designates all derivative instruments as either fair value hedges or cash flow hedges and records the hedge on the balance sheet at its fair market value. The net gain/loss on instruments classified as cash flow hedges are reported as changes in other comprehensive income. The net gain/loss on instruments classified as fair value hedges are reported as increases/decreases in current year earnings. All derivatives are marked to market on the consolidated balance sheet.

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

Results of Operations

For the years ended December 31, 2004 and December 31, 2003

        The Company’s total net loss applicable to common shareholders for the year ended December 31, 2004 equaled ($3.76) million or ($1.01) per common share (diluted) as compared to ($0.66) million or ($0.18) per common share (diluted) for the year ended December 31, 2003.

	12/31/2004	12/31/2003
Consumer products segment net loss	($3.69) million	($1.09) million
Per common share (diluted)	($0.99)	($0.29)
Financial services segment net (loss) income	($0.07) million	$0.43 million
Per common share (diluted)	($0.02)	$0.11

The consumer products segment’s net loss before income taxes at December 31, 2004 was $1.47 million less than the net loss before income taxes at December 31, 2003, primarily due to reductions in operating expenses. For the year ended December 31, 2004, an income tax expense of $2.69 million was recorded at the consumer products segment as compared to a $1.37 million income tax benefit at December 31, 2003. Management determined for 2004, based on the level of the continuing losses of the consumer products segment, that it would provide a valuation allowance for the full amount of net operating loss carryforwards and other net deferred income tax assets, due to uncertainties of realization in the near term. If the consumer products segment becomes profitable, the existing net operating loss carryforwards should be available to be utilized against future taxable income.

        The consumer products segment’s income tax expense for the year ended December 31, 2004, resulted from a $2.69 million charge to the valuation allowance for deferred income tax assets due to uncertainties regarding realization in the near term. In evaluating the consumer product segment’s ability to realize the net deferred income tax assets, the Company considers all available evidence, both positive and negative, including past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies that are prudent and feasible, and the forecast of future taxable income. In considering this information, the Company is required to make certain assumptions and judgments based on plans and estimates. Any changes in the Company’s assumptions and/or estimates may materially impact the consumer products segment’s income tax expense. The $2.69 million of deferred income tax assets were recognized in years prior to 2004. For the year ended December 31, 2004, the consumer products segment provided a valuation allowance of $3.32 million which should be available to be utilized against future taxable income. A portion of the valuation allowance is a significant component of the reconciliation between the provision for income taxes computed at the Federal statutory rate versus the effective rate. See Note 19 in the accompanying consolidated financial statements for more information regarding the income tax provision and the deferred income tax asset.

        The financial services segment incurred a net loss of $0.07 million, after the payment of the preferred stock dividend of $0.91 million, for the year ended December 31, 2004, as compared to net income of $0.43 million for the year ended December 31, 2003. This decrease was in line with management’s expectations based on its plan for redeeming the preferred stock in 2008. Due to the Parent’s required redemption of $16.85 million of outstanding preferred stock on July 1, 2008, the financial services segment is materially curtailing its lending activities and is selling its leased properties over the next four years. During the second quarter of 2004, the Board of Directors of the Company approved a plan to convert the loans and leased properties of BMSBLC to cash as loans mature and leased properties are sold. The proceeds will be used to reduce outstanding debt and to redeem preferred stock at maturity. Under this policy, BMSBLC does not intend to make new loans or purchase new properties to lease, with only limited exceptions for participations with InvestorsBank. This reduction in assets will reduce the income available for common stock dividends in each of the next four years. As a result, the Board of Directors has changed the common stock dividend policy from the payment of quarterly dividends to an annual dividend, which would be payable in January for the preceding year. During the year ended December 31, 2004, common stock dividends of $0.20 per share were paid. The preferred stock dividend of $0.335 per share per quarter ($1.34 annual dividend per preferred share) will continue to be paid on a quarterly basis.

Consumer Products

        Net sales from consumer products for the year ended December 31, 2004, decreased 9% to $16.00 million from $17.60 million for the year ended December 31, 2003. This was due to decreased sales of $1.40 million at LMOD and decreased sales of $0.20 million at LPI. Artist Studio Collection (ASC) dolls are primarily sold through the LMOD dealer network and play dolls are primarily sold through dealers and a few larger retailers. LMOD dealers have been ordering conservatively to minimize their inventory levels due to slower sales, resulting in a $1.25 million or 16% sales decrease in ASC dolls when comparing the year ended December 31, 2004 to 2003. Price competition remains a factor in ASC doll sales as numerous competitors have expanded into life-like baby doll category. The sales of play dolls to retailers, which include the Newborn Nursery® play dolls, decreased $0.22 million or 7%, when comparing the year ended December 31, 2004 to 2003. During the year ended December 31, 2004, sales to two new retail accounts accounted for 76% of play doll sales to retailers. LMOD is continuing to add new dealers and to introduce new dolls in order to stimulate demand for both lines of dolls. Saks Department Store Group has informed LMOD that it is planning to open an additional forty Newborn Nursery® locations by the end of 2005.

        Reflecting the decline in net sales, cost of goods sold decreased 8% to $10.57 million for the year ended December 31, 2004, compared to $11.45 million for the year ended December 31, 2003. LMOD’s cost of goods sold decreased to $7.04 million from $7.84 million while LPI’s cost of goods sold decreased to $3.53 million from $3.61 million. Total gross profit margin decreased to 34% from 35% in the prior year. In connection with transferring doll production to China, LMOD increased its allowance for inventory obsolescence by $0.19 million during 2004. LMOD’s gross profit margin remained at 34% (before the inventory obsolescence charge) for both years despite price reductions on the line of artist-designed collectible dolls. The price reduction was instituted in June of 2003 to stimulate sales and to meet increased competition; however, this decrease was partially offset by the transfer of doll production to China in July of 2004. During the second half of 2004, margins at LMOD did improve as a result of the transfer of production to China. LPI’s gross profit margin remained the same for both years.

        Total operating expenses of the consumer products segment for the year ended December 31, 2004, were $6.56 million compared to $8.65 million for the year ended December 31, 2003, a 24% decrease. LMOD’s total operating expenses decreased $2.26 million to $4.83 million for the year ended December 31, 2004. Sales and marketing expense decreased $2.00 million which included decreases of $0.34 million in personnel reductions and employee benefits. Advertising, trade shows, postage and catalog printing costs were reduced $0.36 million. The LMOD catalog is now available on-line at www.leemiddletondolls.com, which reduced the printing and mailing costs during 2004. The adjustment in the allowance for doubtful accounts resulted in a $0.59 million income statement change between 2004 and 2003. This reduction was due to the settlement of a $0.08 million claim with regard to the FAO, Inc. bankruptcy and the balance of the reduction was due to higher collection rates on outstanding receivables. Due to the expiration of the Lee Middleton licensing agreement expenses were reduced in 2004 by $0.17 million. The remaining reduction of $0.54 million was due to decreases in expenses for freight, samples, travel, commissions and royalties. New product development increased $0.10 million primarily due to an employee position transfer to new product development, employee contract provisions and employee benefits. LMOD’s general and administrative expenses decreased $0.36 million when comparing 2004 to 2003. Personnel reductions accounted for a $0.56 million reduction in expenses, which was offset by a $0.10 million increase in restructuring costs due to the transfer of doll production to China and a $.0.10 million increase in legal fees due to the copyright infringement lawsuits . LPI’s operating expenses increased $0.17 million to $1.73 million for the year ended December 31, 2004. Sales and marketing expenses increased $0.14 million primarily due to increases in shared advertising costs and sample costs. New product development remained the same between 2004 and 2003. General and administrative expenses increased $0.03 million due to additional depreciation.

        Interest expense increased $0.01 million when comparing the year ended December 31, 2004, to 2003. In July of 2004, InvestorsBank extended a $2.0 million line of credit to LMOD (with the Parent as a co-borrower) at prime rate. Other income increased $0.09 million when comparing the year ended December 31, 2004 to 2003 as a result of settlements with defendants regarding legal actions taken to prevent the sale of certain dolls that management believes infringe on LMOD’s copyrights and other intellectual property. In September of 2004, LPI purchased the building in which it was a tenant, from BMSBLC. BMSBLC financed the transaction and the purchase price of $3.67 million was determined by an independent appraiser and represented the fair market value of the building at the time of the sale. Other income also includes rental income of $.05 million that LPI receives from a tenant in its building.

        Interest expense and intercompany loans have been eliminated for consolidation purposes. At December 31, 2004, LMOD owed the Parent $4.2 million, consisting of a line of credit of $0.50 million and an unsecured note of $3.7 million. LMOD owed BMSBLC $2.02 million, secured by a first mortgage on real estate. The average interest rate on LMOD’s notes was 5.6% at December 31, 2004. At December 31, 2004, LPI owed BMSBLC $8.11 million consisting of a line of credit of $2.0 million, an unsecured note of $2.5 million, and a first mortgage on real estate of $3.61 million. The average interest rate on LPI’s notes was 5.7% at December 31, 2004. Before intercompany eliminations, interest expense for the consumer products segment and interest income to the financial services segment was $0.57 million for the year ended December 31, 2004. Intercompany eliminations also included $0.20 million in rent paid by LPI to BMSBLC through August of 2004. As of January, 2004, LMOD no longer paid management fees to BMSBLC, which increased working capital at LMOD, but reduced taxable income at BMSBLC.

        For the year ended December 31, 2004, income tax expense of $2.69 million was recorded at the consumer products segment as compared to a $1.37 million income tax benefit for the year ended December 31, 2003. Management determined for 2004, based on the level of the continuing losses of the consumer products segment, that it would provide a valuation allowance for the full amount of net operating loss carryforwards and other net deferred income tax assets, due to uncertainties of realization in the near term. If the consumer products segment becomes profitable, the existing net operating loss carryforwards should be available to be utilized against future taxable income. In assessing the recoverability of deferred income tax assets, including net operating loss carryforwards, management considers whether it is more likely than not, in the foreseeable future, that some portion or all of the deferred income tax assets will not be realized. The realization of deferred income tax assets in this instance is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards would be available to offset the taxable income. At December 31, 2004, there were unused net operating loss carryforwards of approximately $6.8 million to be used to offset against future federal taxable income.

Financial Services

        Total revenues for the financial services segment decreased $1.89 million when comparing the year ended December 31, 2004 to December 31, 2003. The reduction in expenses for the same period of $1.12 million, and a reduction of $0.27 million in dividend payments in 2004 on the adjustable rate preferred stock, favorably affected the net income available to common shareholders.

        Interest income on loans decreased 31% to $2.24 million for the year ended December 31, 2004, as compared to $3.26 million for the year ended December 31, 2003. This decrease was primarily due to a $19.29 million decrease in the average total loans outstanding when comparing the year ended December 31, 2004, to the year ended December 31, 2003. In the present competitive interest rate environment, BMSBLC is at a lending disadvantage with other institutions such as banks, due to its higher cost of funds. During the year ended December 31, 2004, competitive pressures resulted in a reduction in loans of $24.99 million due to payoffs and $3.38 million due to normal principal reductions. The Parent’s and BMSBLC’s management agreement with InvestorsBank prevents them from making new loans to other than existing customers without the prior consent of InvestorsBank. Also, due to the requirements to redeem $16.85 million of preferred stock on July 1, 2008, the Parent and BMSBLC will use the proceeds of loan maturities, payoffs, and sales of leased properties to reduce outstanding indebtedness and therefore they do not intend to make any new loans or purchase any new properties, except for the purchase of loan participations from InvestorsBank. During the year ended December 31, 2004, $8.93 million of new loan participations through InvestorsBank were added to the loan portfolio. Participations with InvestorsBank comprised approximately 63% of the loan portfolio at December 31, 2004. These factors are resulting in BMSBLC’s inability to maintain the size of its loan and leased property portfolio, and management anticipates the resulting decline will continue until July 1, 2008, at which time management expects that the loan and leased property portfolio will be reduced to the extent required to redeem the Company’s preferred stock.

        Net interest margin is determined by dividing the total of interest income on loans and rental income less interest expense by the total of average loans and leased properties. The net interest margin for the year ended December 31, 2004, was 4.25% compared to 3.65% for the year ended December 31, 2003. During 2004, average loans outstanding (net of intercompany loans) of $43.48 million generated $2.24 million in interest income and average leased properties (net of intercompany properties) of $29.03 million generated $3.00 million in rental income. During 2003, average loans outstanding (net of intercompany loans) of $62.80 million generated $3.26 million in interest income and average leased properties (net of intercompany properties) of $30.83 million generated $3.07 million in rental income. The average gross return for the years ended December 31, 2004 and 2003, was approximately 10% on rental properties and 5% on loans. The increase in the net interest margin between the two years is due to a reduction in interest expense.

        Rental income decreased 2% to $3.00 million for the year ended December 31, 2004, as compared to $3.07 million for the year ended December 31, 2003. Rental income in 2004 increased $0.04 million due to scheduled rent increases and decreased $0.11 million due to leased property sales and vacant buildings. Two leased properties were sold in the year ending December 31, 2004, resulting in a gain of $0.18 million, net of income taxes, compared to a gain of $0.34 million, net of income taxes, from the sale of two leased properties in the year ended December 31, 2003. All tenants were current in their rent payments at December 31, 2004.

        In September of 2004, LPI purchased the building in which it was a tenant, from BMSBLC. BMSBLC financed the transaction and the purchase price of $3.67 million was determined by an independent appraiser and represented the fair market value of the building at the time of the sale. The fair market value of the transaction approximated the carrying value to BMSBLC and no gain or loss was recognized on the transaction. At December 31, 2004, BMSBLC owned 19 properties with a net carrying value of $22.23 million of which $18.54 million was pledged as collateral to the debt facility. Two vacant rental properties with a net carrying value of $3.28 million were available for sale or lease at December 31, 2004.

        There were no outstanding interest rate swaps during the year ended December 31, 2004. The termination of interest rate swaps resulted in income of $0.48 million for the year ended December 31, 2003. BMSBLC may periodically use these derivative instruments for purposes of managing interest rate risk. However, there were no interest rate swap agreements in effect at December 31, 2004.

        Interest expense decreased 26% to $2.11 million for the year ended December 31, 2004, as compared to $2.87 million for the year ended December 31, 2003, primarily due to a decrease in the outstanding average debt balance. The average debt balance decreased $22.07 million when comparing 2004 to 2003 as a result of the decrease in loans as explained above. To decrease the effective interest rate paid by BMSBLC, approximately $6.15 million of higher rate debt was paid-off with proceeds from loan payoffs. Variable interest rates, which also affect BMSBLC’s cost of funds, were higher at the end of 2004 due to increases in the prime rate resulting in an average cost of funds of 3.39% for 2004 as compared to 3.18% for 2003.

        BMSBLC’s debt facility consists of commercial paper and drawn lines of credit backed by a $40 million line of credit that matures on June 24, 2005. BMSBLC expects to further reduce the facility by an additional $10 million by June 24, 2005. The reduction in the debt facility is part of the Company’s plan for the preferred stock redemption. The proceeds from loan payoffs and from the sale of leased properties will be used to reduce the outstanding indebtedness. Beginning in the third quarter of 2003, a substantial amount of commercial paper, which had matured, was not able to be replaced by sales of additional commercial paper, requiring BMSBLC to draw upon the back-up bank line of credit, which has a higher interest rate than commercial paper. This higher cost of funds lessens BMSBLC’s ability to compete with banks and other financial institutions for loans, resulting in a decreased ability to replace loans that are paid off. Additionally, the 2008 redemption requirements of $16.85 million of preferred stock require the Company to focus on asset quality while de-leveraging the balance sheet. For a summary of the current levels of bank debt and commercial paper, see “Liquidity and Capital – Financial Services”, herein.

        Other miscellaneous income decreased $0.11 million for the year ended December 31, 2004, compared to the year ended December 31, 2003, primarily due to decreases in late payment fees and prepayment penalties.

        Depreciation expense decreased $0.12 million due to leased property sales and vacancies when comparing the year ended December 31, 2004 to 2003. Management fees under the management fee agreement with InvestorsBank decreased $0.04 million due to the decrease in loans and leased properties under management when comparing the two years. An impairment loss of $0.18 million was recorded to reduce the carrying cost of a leased property. This leased property was sold in January of 2005 at the reduced carrying cost. Other operating expenses decreased $0.34 million, primarily due to a reduction in leased property expense due to the sale of certain leased property.

        The Parent and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to common shareholders. During 2004, 2003 and 2002, the Parent took advantage of a provision in the tax law that allows a REIT to retain any capital gains on the sale of real estate properties by paying income tax on the gains. The Parent retained $0.31 million in capital gains and paid $0.13 million in income taxes as of December 31, 2004, retained $0.52 million in capital gains and paid $0.18 million in income taxes as of December 31, 2003, and retained $1.19 million in capital gains and paid $0.41 million in taxes as of December 31, 2002.

        The accompanying financial statements are presented on a consolidated basis which eliminates all intercompany accounts and transactions. Common stock dividends are based on the financial services taxable income (which includes intercompany interest income and rental income). Intercompany interest income and rental income totaled $0.77 million for the year ended December 31, 2004, which allowed the financial services segment to pay common dividends of $0.20 per share in 2004.

        Interest expense on intercompany loans has been eliminated for consolidation purposes. At December 31, 2004, LMOD owed the Parent $4.2 million consisting of a line of credit of $0.50 million and an unsecured note of $3.7 million. LMOD owed BMSBLC $2.02 million secured by a first mortgage on real estate. The average interest rate on LMOD’s notes was 5.6% at December 31, 2004. At December 31, 2004, LPI owed BMSBLC $8.11 million consisting of a line of credit of $2.0 million, an unsecured note of $2.5 million, and a first mortgage on real estate of $3.61 million. The average interest rate on LPI’s notes was 5.7% at December 31, 2004. Before intercompany eliminations, interest expense for the consumer products segment and interest income to the financial services segment was $0.57 million for the year ended December 31, 2004. Intercompany eliminations also included $0.20 million in rent paid by LPI to BMSBLC through August of 2004. As of January, 2004, LMOD no longer paid management fees to BMSBLC, which increases working capital at LMOD, but reduced taxable income at BMSBLC. As of November 12, 2003, the Parent extended a guarantee to a supplier of LMOD in which the Parent has agreed to unconditionally guarantee all obligations of LMOD to the supplier. It is anticipated that the maximum amount of the guarantee will not exceed $0.60 million, however, the amount of the guarantee is unlimited and the amount of the obligation may increase in the future.

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

        LMOD is focusing its efforts on reemphasizing the name recognition and high product quality of LMOD in the collectible doll market as well as continuing to develop new products for the artist studio collection line of dolls. At the American International Toy Fair in New York City in 2004, LMOD introduced “Breath of Life Babies”. In addition, LMOD is pursuing a limited expansion of its “Newborn Nursery® Adoption Centers” that provide customers with the experience of “adopting” their new baby doll. Both of these new lines are featured on the LMOD website. To improve LMOD’s competitive position in the marketplace, LMOD is evaluating other new products and additional strategies to reduce costs.

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

        Total operating expenses of the consumer products segment for the year ended December 31, 2003, were $8.65 million compared to $9.76 million for the year ended December 31, 2002, an 11% decrease. LMOD’s total operating expenses decreased $1.25 million to $7.09 million for the year ended December 31, 2003. Sales and marketing expense decreased $1.42 million of which staff reductions accounted for $0.30 million, advertising and promotion accounted for $0.31 million, bad debt expense accounted for a reduction of $0.20 million, and licensing fees were reduced $0.33 million due to the expiration of the Lee Middleton licensing agreement. The remaining reduction of $0.28 million was due to decreases in expenses for freight, samples, supplies, travel, commissions and royalties. New product development decreased $0.09 million and general and administrative expenses increased $0.26 million. General and administrative expenses increased due to a $0.09 million increase in legal fees relating to the pending lawsuits and $0.08 million in severance pay. LPI’s operating expenses increased $0.14 million primarily due to increased insurance costs.

        Interest expense decreased $0.16 million from December 31, 2002, to December 31, 2003, due to the payoff of debt between LMOD and InvestorsBank. The debt was replaced with intercompany loans from the Company to LMOD and from BMSBLC to LPI. Interest expense on these intercompany loans has been eliminated for consolidation purposes. At December 31, 2003, LMOD owed the Company $6.92 million, which consisted of a first mortgage on real estate of $2.12 million, a line of credit of $1.1 million, and an unsecured note of $3.7 million. The interest rate on these notes averaged 4.3% at December 31, 2003. At December 31, 2003, LPI owed BMSBLC $4.50 million consisting of a line of credit of $2.0 million and an unsecured note of $2.5 million. The interest rate on these notes was 4.0% at December 31, 2003. Before intercompany eliminations, interest expense to the consumer products segment and interest income to the financial services segment were $0.47 million for the year ended December 31, 2003. Intercompany eliminations also included $0.28 million in rent paid by LPI to BMSBLC and $0.45 million in management fees paid by LMOD to BMSBLC.

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

        Rental income decreased 16% to $3.07 million for the year ended December 31, 2003, as compared to $3.64 million for the year ended December 31, 2002. Rental income decreased $0.51 million due to the sale of two leased properties during 2002 and two leased properties during 2003. One property under construction at December 31, 2002, was completed and placed in service in May, 2003, resulting in $0.17 million in new rental income for 2003 while scheduled rent increases added $0.01 million. During 2003, one tenant was placed on non-accrual resulting in a decrease of $0.24 million of rental income, which would have been recorded in 2003 had the tenant been current in accordance with the lease.

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

        Interest expense decreased 22% to $2.87 million for the year ended December 31, 2003, as compared to $3.70 million for the year ended December 31, 2002, primarily due to a decrease in the outstanding average debt balance and lower interest rates. The average debt balance decreased $21.97 million when comparing 2003 to 2002 as a result of the decrease in loans as explained above. BMSBLC’s cost of funds is based primarily on variable interest rates, which were lower in 2003. BMSBLC was able to reduce certain higher fixed rate debt in 2003 with proceeds from loan payoffs, resulting in an average cost of funds of 3.51% in 2003 as compared to 3.57% during 2002. In 2002, interest rate expense was reduced by $0.54 million in income from interest rate swaps.

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

        During 2003, commercial paper which had matured was not able to be replaced by sales of additional commercial paper, requiring BMSBLC to draw upon the back-up bank line of credit which has a higher interest rate than commercial paper. This higher cost of funds lessens BMSBLC’s ability to compete with banks and other financial institutions for loans, resulting in a decreased ability to replace loans that are paid-off. BMSBLC’s future growth rate will depend upon the BMSBLC’s ability to obtain additional sources of acceptable funding at reasonable interest rates. BMSBLC is continually reviewing various funding sources; however, to date, BMSBLC has not found any additional acceptable funding sources. Additionally, the 2008 redemption requirements of $16.9 million of preferred stock require the Company to focus on asset quality while de-leveraging the balance sheet. For further detail, see “Liquidity and Capital – Financial Services” on page 22 hereof.

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

Liquidity and Capital

Consumer Products

        The consumer products segment’s net loss before intercompany eliminations for the year ended December 31, 2004, was $4.46 million, which was primarily a result of a $1.03 million reduction in net inventory levels, a $0.92 million depreciation charge, and a $2.69 million deferred income tax charge.

        Total assets of consumer products were $14.22 million as of December 31, 2004, and $15.62 million as of December 31, 2003, a 9% decrease. Cash decreased to $0.02 million at December 31, 2004, from $0.70 million at December 31, 2003.

        Primarily due to lower fourth quarter sales, accounts receivable, net of the allowance for doubtful accounts, decreased to $2.08 million at December 31, 2004, from $2.17 million at December 31, 2003. LPI’s receivables increased $0.06 million and LMOD’s receivables decreased $0.15 million. At December 31, 2003, LMOD had increased its allowance for doubtful accounts receivable by $0.24 million due to an outstanding receivable from FAO, Inc., which had declared bankruptcy. After selling the receivable to a third party, LMOD collected $0.08 million more than anticipated in the second quarter of 2004, resulting in a reduction in the allowance account.

        Inventory and prepaid inventory, net of the allowance for obsolescence, decreased to $4.72 million at December 31, 2004, compared to $5.56 million at December 31, 2003. LMOD’s inventory decreased by $1.18 million and LPI’s inventory increased by $0.34 million. LMOD’s inventories decreased due to the transfer of the production of ASC dolls to a contract manufacturer in China in 2004. Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

        Property and equipment, net of accumulated depreciation, increased by $2.95 million as of December 31, 2004, compared to December 31, 2003. Property and equipment increased by $3.47 million while accumulated depreciation increased by $0.52 million. In September of 2004, LPI purchased the building in which it was a tenant, from BMSBLC. BMSBLC financed the transaction and the purchase price of $3.67 million was determined by an independent appraiser and represented the fair market and carrying value of the building at the time of the sale. Certain manufacturing equipment was written off at LMOD due to the transfer of ASC doll production to China. Other prepaid expenses decreased $0.02 million from December 31, 2003 to December 31, 2004.

        At December 31, 2004, the consumer products segment had unused federal net operating loss carryforwards of approximately $6.8 million. Management determined that based on the level of the continuing losses of the consumer products segment, that it would provide a valuation allowance for the full amount of net operating loss carryforwards and other net deferred income tax assets, due to uncertainties of realization in the near term. If the consumer products segment becomes profitable, the existing net operating loss carryforwards should be available to be utilized against future taxable income. In assessing the recoverability of deferred income tax assets, including net operating loss carryforwards, management considers whether it is more likely than not, in the foreseeable future, that some portion or all of the deferred income tax assets will not be realized. The realization of deferred income tax assets in this instance is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards would be available to offset the taxable income. The deferred income tax assets are reviewed on a quarterly basis.

        Goodwill was recorded when the Company purchased the remaining interest in the stock from the estate of Lee Middleton, the founder of LMOD, on April 30, 1998. The purchase price exceeded the carrying value by $0.62 million. As of December 31, 2004 and 2003, the balance of the goodwill, net of previous accumulated amortization, was $0.51 million. Management has concluded that the goodwill is not impaired as of December 31, 2004.

        Other liabilities decreased $0.12 million to $1.37 million at December 31, 2004, from $1.49 million at December 31, 2003, due to decreases in accrued employee benefits because of personnel reductions.

        Due to the losses suffered by the consumer products segment, it is unable to borrow money from outside financial sources and is dependent on the financial backing of the Parent and BMSBLC for its borrowing requirements. In July of 2004, InvestorsBank extended a $2.0 million line of credit to LMOD with the Parent as a co-borrower on the line. The outstanding balance on the line at December 31, 2004, was $0.22 million which was paid in full to InvestorsBank in January of 2005 with proceeds from a loan from BMSBLC.

Financial Services

        During 2004, the financial products segment’s net income after intercompany transactions was $1.61 million. Dividends of $0.91 million were paid to preferred stockholders and dividends of $0.76 million were paid to common stockholders.

        Total assets of financial services were $56.44 million as of December 31, 2004 and $86.59 million as of December 31, 2003. Cash decreased to $0.63 million at December 31, 2004 from $0.65 million at December 31, 2003.

        Interest receivable decreased to $0.23 million as of December 31, 2004, from $0.25 million at December 31, 2003. All tenants were current in their rent payments at December 31, 2004. During the year ended December 31, 2004, rent receivable totaling $0.19 million was written-off against the $0.15 million allowance for doubtful accounts resulting in a bad debt expense of $0.04 million for the year. At December 31, 2003, the rent receivable of $0.11 million is shown net of an allowance for doubtful accounts of $0.15 million. At December 31, 2004, five non-performing loans totaling $1.18 million in principal were on non-accrual, resulting in a decrease of $0.05 million of interest income which would have been recorded for the year had the non-accruing loans been current in accordance with their original terms. During February of 2005, one non-performing loan totaling $0.75 million in principal was collected.

        Total loans (excluding intercompany loans) decreased by $19.45 million, or 37%, to $32.84 million at December 31, 2003, from $52.29 million at December 31, 2003, with a corresponding decrease in liabilities. As of December 31, 2004 and 2003, management did not provide an allowance for loan losses due to management’s belief that the collateral which secured nonperforming loans was adequate to fully secure the debtors’ obligation to BMSBLC. At December 31, 2004, BMSBLC’s real estate loan portfolio consisted of 46 loans of which nineteen were participated with InvestorsBank and four were intercompany loans.

        Leased properties, net of accumulated depreciation, decreased to $22.23 million as of December 31, 2004, compared to $30.81 million as of December 31, 2003, primarily due to the sale of three leased properties. Two vacant rental properties with a net carrying value of $3.28 million were available for sale or lease at December 31, 2004. An impairment loss of $0.18 million was recorded in 2004 to reduce the carrying cost of a leased property. The leased property was sold in January of 2005 at the reduced carrying cost. Management believes that the carrying values of the remaining properties were not impaired at December 31, 2004.

        Property and equipment and other assets, including prepaid amounts, decreased by $1.96 million. At December 31, 2003, BMSBLC’s other assets included a $1.65 million receivable from the sale of a leased property. In January, 2004, this receivable was financed by BMSBLC as a loan causing other assets to decrease by that amount. The balance of the decrease was primarily due to reductions in prepaid items and the Parent’s redemption of $0.05 million of stock it held as an investment. Property and equipment decreased $0.01 million due to depreciation.

        The financial services’ total consolidated indebtedness at December 31, 2004, decreased $26.96 million, primarily as the result of the payment of indebtedness using proceeds from loan payoffs, loan maturities, and sales of leased properties.

Financial services debt	12/31/2004	12/31/2003
Short-term debt	$37.82 million	$53.23 million
Long-term debt	$6.99 million	$18.54 million
Redeemable preferred stock	$16.85 million	$16.85 million

        BMSBLC’s debt facility consists of commercial paper and drawn lines of credit backed by a $40 million line of credit that matures on June 24, 2005. BMSBLC expects to further reduce the facility by an additional $10 million by June 24, 2005. Proceeds from loan payoffs, loan maturities, and from the sale of leased properties have been used to reduce the debt. At December 31, 2004, BMSBLC had $2.18 million in lending capability with outstanding unfunded commitments of $4.14 million. Management expects that due to scheduled loan maturities BMSBLC will be able to fund the outstanding commitments.

        At December 31, 2004, the outstanding commercial paper balance was $7.07 million. BMSBLC also had drawn $30.75 million against its bank line of credit to replace outstanding commercial paper that had matured and was unable to be replaced by sales of additional commercial paper. The bank line of credit has an interest rate which is approximately 40 basis points higher than that paid on commercial paper, resulting in a reduction of net income for 2004. At December 31, 2003, the outstanding commercial paper balance was $34.00 million and the outstanding balance on bank lines of credit was $19.23 million.

        At December 31, 2004, long-term debt consisted of $5.67 million of fixed rate (6.98%) debt and $1.32 million of fixed rate (7.19%) debt with the State of Wisconsin Investment Board (SWIB). BMSBLC reduced its long-term debt by $11.55 million in 2004 by using proceeds from loan payoffs and by using the bank line of credit which has a lower interest rate.

        Accrued liabilities decreased to $0.96 million at December 31, 2004, as compared to $1.13 million at December 31, 2003, due to reductions in real estate tax escrows and security deposits from the sale of leased properties.

        Due to the Parent’s required redemption of $16.85 million of outstanding preferred stock on July 1, 2008, BMSBLC expects to materially reduce its lending activities over the next four years. During the second quarter of 2004, the Board of Directors of the Company approved a plan to convert loans and leased properties of BMSBLC to cash as loans mature and leased properties are sold. The proceeds will be used to reduce outstanding debt and to redeem preferred stock at maturity. Under this policy, BMSBLC does not intend to make new loans or purchase new properties to lease, with only limited exceptions for participations with InvestorsBank. This reduction in assets will reduce the income available for common stock dividends in each of the next four years. As a result, the Board of Directors has changed the common stock dividend policy from the payment of quarterly dividends to an annual dividend which would be payable in January for the preceding year. During 2004, dividends totaling $0.20 per share were paid to common stock shareholders. The preferred stock dividend of $0.335 per share per quarter ($1.34 annual divided per preferred share) was paid during 2004 and management anticipates that the preferred stock dividend will continue to be paid on a quarterly basis.

Off Balance Sheet Arrangements

        BMSBLC, in its ordinary course of business, had undisbursed loan commitments and lines of credit totaling $4.14 million and $1.77 million at December 31, 2004 and 2003, respectively. There were no letters of credit outstanding as of December 31, 2004.

Contractual Obligations

        The Company has obligations and commitments to make future payments under debt and operating leases. The following schedule details these obligations at December 31, 2004.

	Payments due by period
Contractual obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	After 5 years
Consumer products segment
Operating Lease Obligations	$1,176,825	$741,795	$387,057	$47,973	$--
Financial services segment
Long-term debt	$5,666,667	$666,667	$1,333,334	$1,333,334	$2,333,332
Loan participations *	$1,322,807	$1,056,122	$266,685	$--	$--
Preferred stock	$16,854,775	$--	$--	$16,854,775	$--
Total contractual obligations	$25,021,074	$2,464,584	$1,987,076	$18,236,082	$2,333,332

*  Loan participation payments are made when principal is paid on the corresponding notes.
    Therefore, the above estimates reflect expected principal payments on notes.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

        This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may”, “will”, “could”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, including the condition of the local real estate market, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or real estate portfolios, competition, the accessibility of funding sources at competitive rates, demand for the Company’s consumer products, the degree of success of the Company’s strategy to reduce prices on its collectible dolls and reduce expenses, the effect of not reaching the Company’s goals to expand to 100 boutiques over a three year period, payment when due of principal and interest on loans made by the Company, payment of rent by lessees on Company properties and the necessity to make additions to the Company’s loan loss reserve. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

        A significant portion of BMSBLC’s fixed rate loans and fixed rate leases are matched against fixed rate debt; however, the portfolio is not completely matched. A portion of BMSBLC’s fixed rate assets are funded with variable rate debt. In the present interest rate environment the mismatch of variable rate debt against fixed rate earning assets does not significantly impact BMSBLC. At December 31, 2004, an increase of 1% in the interest rate paid on the variable debt would increase the BMSBLC’s annual pre-tax profits in an amount approximating $50,000.

Item 8.        Financial Statements and Supplementary Data

The Middleton Doll Company

Consolidated Financial Statements

Contents

Report of Virchow, Krause & Company, LLP, Independent Registered Public Accounting Firm	27
Consolidated Balance Sheets as of December 31, 2004 and 2003	28
Consolidated Statements of Income
For the years ended December 31, 2004, 2003 and 2002	30
Consolidated Statements of Changes in Shareholders' Equity
For the years ended December 31, 2004, 2003 and 2002	32
Consolidated Statements of Cash Flows
For the years ended December 31, 2004, 2003 and 2002	33
Notes to Consolidated Financial Statements	35

Financial Statement Schedules

Schedule I	Condensed Financial Information of Registrant	59
Schedule II	Valuation and Qualifying Accounts	59
Schedule IV	Mortgage Loans on Real Estate	60

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
The Middleton Doll Company and Subsidiaries
Waukesha, Wisconsin

We have audited the accompanying consolidated balance sheets of The Middleton Doll Company and Subsidiaries (collectively, the “Company”), as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. We have also audited the financial statement schedules listed in Item 8. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Middleton Doll Company and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules listed in Item 8, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Virchow, Krause & Company, LLP

/s/ Virchow, Krause & Company, LLP

Milwaukee, Wisconsin
February 17, 2005

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

ASSETS

	2004	2003
CONSUMER PRODUCTS
Current Assets:
Cash and cash equivalents	$17,977	$697,558
Accounts receivable, net	2,081,321	2,177,439
Inventory, net	4,390,345	5,419,216
Prepaid inventory	326,806	142,695
Other prepaid expenses	265,609	312,749

Total current assets	7,082,058	8,749,657
Property and equipment, net	6,629,261	3,677,998
Deferred income taxes	--	2,685,224
Goodwill	506,145	506,145

Total Consumer Products Assets	14,217,464	15,619,024

FINANCIAL SERVICES
Cash and cash equivalents	628,160	654,846
Interest receivable	231,760	252,268
Rent receivable, net	--	112,055
Loans	32,840,843	52,285,926
Leased properties, net	22,227,443	30,807,874
Property and equipment, net	4,502	15,529
Other assets	509,450	2,456,815

Total Financial Services Assets	56,442,158	86,585,313

TOTAL ASSETS	$70,659,622	$102,204,337

See accompanying notes to consolidated financial statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY

	2004	2003
LIABILITIES
CONSUMER PRODUCTS
Short-term borrowings	$220,000	$--
Accounts payable	748,352	599,024
Accrued salaries	125,744	219,608
Accrued liabilities	493,634	647,471

Total Consumer Products Liabilities	1,587,730	1,466,103

FINANCIAL SERVICES
Commercial paper	7,065,959	34,002,000
Lines of credit	30,750,000	19,225,000
Direct pay letter of credit obligation	--	2,600,000
State of Wisconsin Investment Board notes payable	5,666,667	8,333,333
Loan participations with repurchase options	1,322,807	6,289,827
Other borrowings	--	1,320,000
Accrued liabilities	964,268	1,131,103

Total Financial Services Liabilities Excluding
Preferred Shares	45,769,701	72,901,263
Preferred shares subject to mandatory redemption, net	16,854,775	16,854,775

Total Financial Services Liabilities	62,624,476	89,756,038

MINORITY INTEREST
Minority interest in subsidiaries	--	28,786
SHAREHOLDERS' EQUITY
Common stock, $0.0667 cents par value,
15,000,000 shares authorized, 4,401,599 shares issued,
3,727,589 shares outstanding at December 31, 2004 and 2003	293,441	293,441
Additional paid-in capital	16,604,744	16,604,744
Retained earnings (accumulated deficit)	(3,724,847)	781,147
Treasury stock, 674,010 shares, at cost	(6,725,922)	(6,725,922)

	6,447,416	10,953,410

TOTAL LIABILITIES, MINORITY INTEREST
AND SHAREHOLDERS' EQUITY	$70,659,622	$102,204,337

See accompanying notes to consolidated financial statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2004, 2003 and 2002

CONSUMER PRODUCTS	2004	2003	2002
NET SALES	$16,002,777	$17,604,836	$23,463,333
COST OF GOODS SOLD	10,573,295	11,449,356	13,910,220

Gross Profit	5,429,482	6,155,480	9,553,113
OPERATING EXPENSES
Sales and marketing	1,685,869	3,550,200	4,978,653
New product development	835,839	737,833	868,100
General and administrative	4,035,211	4,358,952	3,909,984

Total Operating Expenses	6,556,919	8,646,985	9,756,737
Net operating loss	(1,127,437)	(2,491,505)	(203,624)
OTHER INCOME (EXPENSE)
Interest expense	(18,534)	(4,778)	(167,091)
Other income, net	108,087	17,344	39,256

Net Other Income (Expense)	89,553	12,566	(127,835)
Loss before income taxes, minority interest
and intercompany charges	(1,037,884)	(2,478,939)	(331,459)
Less: Applicable income tax (expense) benefit	(2,685,224)	887,460	826,718
Minority interest in income (losses) of subsidiaries	28,786	22,857	(84,129)

INCOME (LOSS) BEFORE INTERCOMPANY
CHARGES - CONSUMER PRODUCTS	(3,694,322)	(1,568,622)	411,130

FINANCIAL SERVICES
REVENUES
Interest on loans	2,244,411	3,258,164	4,849,362
Rental income	3,004,701	3,074,479	3,636,388
Gain on sale of leased properties	309,718	518,967	1,186,961
Gain on termination of interest rate swaps	--	484,304	747,000
Other income	70,608	178,950	209,230

Total Revenues	5,629,438	7,514,864	10,628,941

EXPENSES
Interest expense	2,113,731	2,869,363	3,699,308
Depreciation expense	649,693	771,451	825,244
Management fee expense	891,434	931,082	985,720
Impairment loss	180,853	--	--
Other operating expenses	826,409	1,162,224	820,658

Total Expenses	4,662,120	5,734,120	6,330,930

Income before income taxes and
intercompany revenue	967,318	1,780,744	4,298,011
Less: Applicable income tax expense	(128,371)	(183,695)	(406,173)

INCOME BEFORE INTERCOMPANY
REVENUE - FINANCIAL SERVICES	$838,947	$1,597,049	$3,891,838

See accompanying notes to consolidated financial statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
TOTAL COMPANY
Loss before income taxes, minority
interest and intercompany activity
Consumer products	$(1,037,884)	$(2,478,939)	$(331,459)
Financial services	967,318	1,780,744	4,298,011

Total Company	(70,566)	(698,195)	3,966,552
Income tax (expense) benefit	(2,813,595)	1,185,003	758,305
Minority interest in (losses) income of subsidiaries	28,786	22,857	(84,129)

NET (LOSS) INCOME	(2,855,375)	509,665	4,640,728
Preferred stock dividends	(905,101)	(1,171,407)	(1,437,712)

NET (LOSS) INCOME AVAILABLE TO
COMMON SHAREHOLDERS	$(3,760,476)	$(661,742)	$3,203,016

Basic (loss) earnings per common share	$(1.01)	$(0.18)	$0.86

Diluted (loss) earnings per common share	$(1.01)	$(0.18)	$0.86

Weighted average shares outstanding	3,727,589	3,727,589	3,727,589

SEGMENT RECONCILIATION
CONSUMER PRODUCTS
(Loss) income before intercompany charges	$(3,694,322)	$(1,568,622)	$411,130
Interest and rent expense to parent	(769,319)	(747,524)	(590,088)
Management fees to parent	(114,000)	(449,267)	(438,909)
Forgiveness of management fees to parent	114,000	--	--
Applicable income tax benefit related to
intercompany charges	--	481,238	337,760

Total Segment Net Loss	(4,463,641)	(2,284,175)	(280,107)
FINANCIAL SERVICES
Income before intercompany revenue	838,947	1,597,049	3,891,838
Interest and rent income from subsidiary	769,319	747,524	590,088
Management fees from subsidiary	114,000	449,267	438,909
Forgiveness of management fees from
subsidiary	(114,000)	--	--

Total Segment Net Income	1,608,266	2,793,840	4,920,835
NET (LOSS) INCOME	$(2,855,375)	$509,665	$4,640,728

See accompanying notes to consolidated financial statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2004, 2003 and 2002

	Common stock	Additional paid-in capital	Retained earnings (Accumulated deficit)	Treasury stock	Accumulated other comprehensive income	Total
BALANCES - December 31, 2001	$293,441	$16,604,744	$2,170,816	$(6,725,922)	$1,704,170	$14,047,249

Comprehensive income
Net income - 2002	--	--	4,640,728	--	--	4,640,728
Unrealized gains on cash flow
hedges	--	--	--	--	95,317	95,317
Reclassification adjustment for
gains realized on termination
of cash flow hedges included
in net income	--	--	--	--	(747,000)	(747,000)
Reclassification adjustment for
cash flow hedging gains
included in net income	--	--	--	--	(540,171)	(540,171)

Total Comprehensive Income						3,448,874

Cash dividends on preferred stock -
8.53% dividend rate	--	--	(1,437,712)	--	--	(1,437,712)
Cash dividends on common stock -
$.65 per share	--	--	(2,439,928)	--	--	(2,439,928)

BALANCES - December 31, 2002	293,441	16,604,744	2,933,904	(6,725,922)	512,316	13,618,483

Comprehensive loss
Net income - 2003	--	--	509,665	--	--	509,665
Unrealized losses on cash flow
hedges	--	--	--	--	(28,012)	(28,012)
Reclassification adjustment for
gains realized on termination
of cash flow hedges included
in net income	--	--	--	--	(484,304)	(484,304)

Total Comprehensive Loss						(2,651)

Cash dividends on preferred stock -
8.53% dividend rate in January,
April and July and 5.37%
dividend rate in October	--	--	(1,171,407)	--	--	(1,171,407)
Cash dividends on common stock -
$.40 per share	--	--	(1,491,015)	--	--	(1,491,015)

BALANCES - December 31, 2003	293,441	16,604,744	781,147	(6,725,922)	--	10,953,410
Comprehensive and net loss - 2004			(2,855,375)			(2,855,375)
Cash dividends on preferred stock -
5.37% dividend rate	--	--	(905,101)	--	--	(905,101)
Cash dividends on common stock -
$.20 per share	--	--	(745,518)	--	--	(745,518)

BALANCES - December 31, 2004	$293,441	$16,604,744	$(3,724,847)	$(6,725,922)	$--	$6,447,416

See accompanying notes to consolidated financial statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
CONSUMER PRODUCTS
CASH FLOWS FROM OPERATING ACTIVITIES
Segment net loss	$(4,463,641)	$(2,284,175)	$(280,107)
Adjustments to reconcile segment net loss to
net cash flows from operating activities
Depreciation and amortization	920,219	1,047,968	1,357,557
Provision for losses on accounts receivable	(203,739)	387,039	579,984
Gain on disposal of leased property	--	--	(6,391)
Provision for inventory reserve	308,950	31,527	186,583
Provision for deferred income tax expense (benefit)	2,685,224	(1,368,698)	(599,804)
Change in minority interest in subsidiaries	(28,786)	(22,855)	(203,619)
Net change in:
Accounts receivable	291,353	677,402	141,084
Inventory, net	719,921	755,994	(299,498)
Other assets	(128,467)	683,836	632,196
Accounts payable	149,328	(420,522)	225,367
Other liabilities	(247,701)	121,684	(225,509)

Net Cash Flows from Operating Activities	2,661	(390,800)	1,507,843

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(205,482)	(563,786)	(695,985)
Repayment of loans	--	--	621,968

Net Cash Flows from Investing Activities	(205,482)	(563,786)	(74,017)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short term borrowings	220,000	(1,242,000)	(2,158,000)
Net decrease in other notes payable	--	--	(16,518)
Net intercompany transactions	(696,760)	2,393,329	560,240

Net Cash Flows from Financing Activities	(476,760)	1,151,329	(1,614,278)

Net Change in Cash and Cash Equivalents	(679,581)	196,743	(180,452)
CASH AND CASH EQUIVALENTS - BEGINNING
OF YEAR	697,558	500,815	681,267

CASH AND CASH EQUIVALENTS - END OF YEAR	$17,977	$697,558	$500,815

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$18,534	$4,778	$167,091
Cash paid (received) for income taxes	(5,492)	(600,376)	(685,641)
NONCASH INVESTING AND FINANCING ACTIVITIES
Purchase of land and building	$3,666,000	$--	$--

See accompanying notes to consolidated financial statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
FINANCIAL SERVICES
CASH FLOWS FROM OPERATING ACTIVITIES
Segment net income	$1,608,266	$2,793,840	$4,920,835
Adjustments to reconcile segment net income to
net cash flows from operating activities
Depreciation	649,693	771,451	825,244
Loss on disposal of leased property	--	346,022	--
Provision for impairment of leased property	180,853	--	--
Gain on sale of leased properties	(309,718)	(518,967)	(1,186,961)
Net change in:
Interest receivable	20,508	15,823	163,193
Rent receivable	112,055	138,432	(113,548)
Other assets	1,896,060	(1,505,555)	405,357
Accrued liabilities	(166,835)	(526,219)	172,917

Net Cash Flows from Operating Activities	3,990,882	1,514,827	5,187,037

CASH FLOWS FROM INVESTING ACTIVITIES
Net loan repayments received	19,445,083	21,314,958	25,617,483
Proceeds from sale of leased properties	4,427,749	4,416,135	6,199,083
Proceeds from sale of stock	51,305	--	--
Purchase or construction of leased property	(23,119)	(3,389,827)	(3,267,757)
Net intercompany transactions	696,760	(2,393,329)	(560,240)

Net Cash Flows from Investing Activities	24,597,778	19,947,937	27,988,569

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in commercial paper	(26,936,041)	(17,270,618)	(11,534,285)
Net change in lines of credit	11,525,000	15,745,000	(4,720,000)
Net payments on letter of credit	(2,600,000)	(4,705,000)	(495,000)
Repayment of SWIB notes	(2,666,666)	(1,333,334)	(1,333,334)
Repayment of loan participations with repurchase options	(4,967,020)	(10,894,349)	(10,939,731)
Net repayment of other long-term debt	(1,320,000)	(121,042)	(71,275)
Preferred stock dividends paid	(905,101)	(1,171,407)	(1,437,712)
Common stock dividends paid	(745,518)	(1,491,015)	(2,439,928)

Net Cash Flows from Financing Activities	(28,615,346)	(21,241,765)	(32,971,265)

Net Change in Cash and Cash Equivalents	(26,686)	220,999	204,341
CASH AND CASH EQUIVALENTS - BEGINNING
OF YEAR	654,846	433,847	229,506

CASH AND CASH EQUIVALENTS - END OF YEAR	$628,160	$654,846	$433,847

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$2,081,024	$2,989,597	$4,085,858
NONCASH INVESTING AND FINANCING ACTIVITIES
Sale of land and building	$3,666,000	$--	$--

See accompanying notes to consolidated financial statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 1 – Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements of The Middleton Doll Company and Subsidiaries (the Company) include the accounts of The Middleton Doll Company (the Parent), Bando McGlocklin Small Business Lending Corporation (BMSBLC) and Lee Middleton Original Dolls, Inc. (LMOD). LMOD includes the accounts of its wholly owned subsidiary License Products, Inc. (LPI). The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Nature of Business

The Middleton Doll Company and Subsidiaries were incorporated in February, 1980, to provide long-term secured loans to small businesses. At the present time, the Company consists of two business segments, the financial services segment and the consumer products segment.

The financial services segment consists of the Parent and its wholly-owned subsidiary BMSBLC. Both the Parent and BMSBLC operate as a real estate investment trust (REIT) pursuant to the provisions of Section 856 of the Internal Revenue Code of 1986, as amended. The principal business of the segment is to manage its existing loans and to lease buildings to small businesses. The segment has participated in loans with third party loan originators.

The consumer products segment consists of a 99% interest in LMOD and a 100% interest in LPI. On January 1, 2002, LMOD acquired the remaining 49% interest in LPI. In 2002, LMOD’s 51% interest in Middleton (HK) Limited was liquidated. LMOD is a designer and distributor of collectible vinyl dolls and vinyl play dolls. LPI designs, develops and markets a line of proprietary time pieces.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term related to the determination of allowances for loan and lease losses and doubtful accounts and the valuation of inventories and deferred income tax assets.

Segment Information

The Company is reporting segment assets, liabilities, sales and operating income and expenses, in the same format reviewed by the Company’s management. As discussed above, the Company has two reportable segments: consumer products (which includes LMOD and LPI) and financial services (which includes the Parent and BMSBLC). Segment information required to be disclosed is included in the accompanying consolidated financial statements. Intersegment charges are reflected in the segment reconciliation on the consolidated statements of income and on the consolidated statements of cash flows.

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
December 31, 2004, 2003 and 2002

NOTE 1 – Summary of Significant Accounting Policies (continued)

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

Allowance for Loan Losses

A loan is considered on non-accrual status when, based on current information and events, it is probable that the lender will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining non-accrual status include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Non-accrual status is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Management reviews the value of the collateral on each loan to determine if an allowance for loan losses is necessary. Management has determined that no allowance for loan losses is necessary.

Rent Receivable

Rent receivable is accrued on a monthly basis based on the lease agreement. If at any point it is determined that the lessee will not make rent payments as dictated by the lease agreement, the accrual of rent is discontinued until management determines the rent to be collectible.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $154,833 and $555,738 at December 31, 2004 and 2003, respectively.

Interest Rate Swap Agreements

The Company periodically enters into interest rate agreements as a means of managing interest rate exposure. The differential to be paid or received on all interest rate swap agreements is accrued as interest rates change and is recognized over the life of the agreements. The swap agreements are recorded at fair value on the consolidated balance sheet with the net adjustment recorded as other comprehensive income. There were no interest rate swaps in effect at December 31, 2004 or 2003.

Inventory

Inventories of LMOD and LPI are valued at lower of cost or market using the first-in, first-out (FIFO) method.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 1 – Summary of Significant Accounting Policies (continued)

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates the recoverability of leased properties, property and equipment and goodwill annually or more frequently if events or circumstances indicate that an asset might be impaired. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Management determines fair value using discounted future cash flow analysis or other accepted valuation techniques. Management believes that there has not been any impairment of the Company’s long-lived assets as of December 31, 2004.

Revenue Recognition

Revenue is recognized when products are shipped.

Research and Development Costs

The cost of research and development and product improvement costs are charged to expense as they are incurred. Research, development and product improvement costs are reported as a separate component of operating expenses and totaled $835,839, $737,833 and $867,437 for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock Based Compensation

At December 31, 2004, the Company has a stock-based employee compensation plan which is described more fully in Note 18. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under this plan had an exercise price equal to the approximate market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with SFAS No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure, the effect on (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 1 – Summary of Significant Accounting Policies (continued)

	2004	2003	2002
Net (loss) income available to common shareholders -
as reported	$(3,760,476)	$(661,742)	$3,203,016

Basic (loss) earnings per common share - as reported	$(1.01)	$(0.18)	$0.86

Diluted (loss) earnings per common share -
as reported	$(1.01)	$(0.18)	$0.86

Income Taxes

The Parent and its qualified REIT subsidiary, BMSBLC, qualify as real estate investment trusts under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders. During 2004, 2003 and 2002, the Company took advantage of a provision in the tax law that allows a REIT to retain any capital gains on sale of real estate properties and pay the corresponding tax on the gains.

In order to qualify as a REIT under the Internal Revenue Code, the Parent, together with its qualified REIT subsidiary, BMSBLC, among other requirements, must meet certain annual income and quarterly asset diversification tests including not holding the securities of any one issuer valued at more than 5% of total assets, and not holding more than 10% of the outstanding voting securities of any one issuer, unless, in both cases, that issuer qualifies as a taxable real estate investment trust subsidiary.

LMOD and LPI are taxed as C-Corporations and file a consolidated federal income tax return and individual state income tax returns, which are based on the determination of net income (loss) before the elimination of intercompany expenses.

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to different methods used for depreciation for income tax purposes, vacation accruals, health insurance, deferred revenue, net operating losses, capitalization requirements of the Internal Revenue Code, allowances for doubtful accounts and obsolete inventory, limitations on intercompany interest deductions, and other carryforwards. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Shipping and Handling Costs

Shipping and handling costs charged to customers have been included in net sales. Shipping and handling costs incurred by the Company have been included in cost of goods sold.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $714,763, $762,779 and $920,361 for the years ended December 31, 2004, 2003 and 2002, respectively.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 1 – Summary of Significant Accounting Policies (continued)

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

Derivative Financial Instruments Designated As Hedges

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS No. 133", and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. These statements require the Company to designate all derivative instruments as either fair value hedges or cash flow hedges and to record the hedge on the balance sheet at its fair value. The net gain/loss on instruments classified as cash flow hedges are reported as changes in other comprehensive income. The net gain/loss on instruments classified as fair value hedges are reported as increases/decreases in current year earnings.

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

There were no interest rate swaps in effect at December 31, 2004 or 2003.

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

Fair Value of Financial Instruments

Financial Accounting Standards Board Statement No. 107, “Disclosures About Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair values cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 1 – Summary of Significant Accounting Policies (continued)

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

        Using interest rates currently being offered on instruments with similar terms and with similar credit quality:

All loans except variable rate loans described above Fixed rate long-term debt

Quoted fees currently being charged for similar instruments

        Taking into account the remaining terms of the agreements and the counterparties’ credit standing:

Off-balance-sheet instruments

Letters of credit Lending commitments

        Since the majority of the Company’s off-balance-sheet instruments consist of non-fee-producing, variable rate commitments, the Company has determined these do not have a distinguishable fair value.

Recent Accounting Pronouncement

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of the compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaced FASB Statement No. 123, “Accounting for Stock Based Compensation” and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R is effective for all interim periods beginning after June 15, 2005. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company has not adopted this pronouncement and is currently evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 1 – Summary of Significant Accounting Policies (continued)

Reclassification

Certain 2002 and 2003 amounts have been reclassified to conform with the 2004 presentation. The reclassifications have no effect on reported amounts of net income or equity.

NOTE 2 – Related Entity

The Company shares common ownership and management with InvestorsBancorp, Inc., which owns InvestorsBank (the Bank). The Company and the Bank have a Management Services and Allocation of Expenses Agreement (the Agreement). The Agreement allows the employees of the Bank to provide loan management, leasing and accounting services to the Company for a fee, payable monthly. Management fee expense relating to the Agreement was $891,434, $931,082 and $985,720 for the years ended December 31, 2004, 2003 and 2002, respectively. Overhead expenses are also shared between the two entities in accordance with the Agreement. The Company also rents space from the Bank under a lease agreement which ends on November 1, 2007. Rent expense was $57,996, $57,996 and $9,666 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 3 – Concentrations

The consumer products segment’s customers are not concentrated in any specific geographic region. For the year ended December 31, 2004, the consumer products segment had three customers, two customers at LPI and one customer at LMOD, that accounted for $6.17 million or 39%, of their total revenue. At December 31, 2004, the two LPI customers accounted for 43% of the consumer products segment’s outstanding receivables. The Company establishes an allowance for doubtful accounts based upon the factors surrounding its credit risk of specific customers, historical trends and other information. The Company routinely assesses the financial strength of its customers, and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

Approximately 23% of LMOD’s labor force is subject to a collective bargaining agreement. The agreement’s expiration date is April 30, 2006.

The financial services segment grants loans and leases properties to small and medium-sized businesses primarily in southeastern Wisconsin. As of December 31, 2004 and 2003, respectively, the Company had loans outstanding to its largest borrower totaling $3.07 million and $10.7 million, which represented approximately 9% and 20% of the total loans outstanding, respectively.

NOTE 4 – Allowance for Rental Losses

The allowance for rental losses is established as losses are estimated to occur through a provision for losses charged to earnings. Management reviews the entire rent receivable portfolio when determining the necessary allowance. There was no allowance for rental losses at December 31, 2004. As of December 31, 2003, the allowance was $150,000.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 5 – Loans

Approximately 74% of the Company’s loan portfolio consists of variable-rate loans with terms of one to ten years. Substantially all loans are collateralized by first or second mortgages on commercial real estate.

Non-accrual loans were $983,290 and $245,829 at December 31, 2004 and 2003, respectively. The average recorded amount of non-accrual loans during 2004 and 2003 was $611,082 and $688,493, respectively. The interest accrued on the non-accrual loans was $121,814 and $20,936 at December 31, 2004 and 2003, respectively. There was no allowance for loan loss related to these loans at December 31, 2004 and 2003. Interest income on non-accrual loans of $45,960, $0 and $34,405 was recognized in the years ended December 31, 2004, 2003 and 2002, respectively.

Undisbursed loan commitments and lines of credit totaled $4.14 million and $1.77 million at December 31, 2004 and 2003, respectively. There were no letters of credit outstanding as of December 31, 2004.

NOTE 6 – Loans Sold

The Company has the ability to sell loans with the option to repurchase them at a later date. During 2004 and 2003, the Company sold no loans to third parties with repurchase options. As of December 31, 2004 and 2003, the balance of loan participations sold with repurchase options was $1,322,807 and $6,289,827, respectively. These loan participations mature as the corresponding notes mature with the maturities ranging from one to four years. Under the terms of the repurchase agreements, the Company retains servicing rights for the entire loan. As servicer and provider of recourse, certain agreements require the Company to comply with various covenants, including the maintenance of net worth. As of December 31, 2004, the Company was in compliance with these covenants.

For loans sold with no recourse, the Company is susceptible to loss on the loans up to the percentage of the retained interest to the extent the underlying collateral is insufficient in the event of nonperformance by the borrower. The Company’s retained interest is subordinated to the portion sold. The Company has not sold any loans without recourse. For loans sold with full recourse, the Company is susceptible to loss equal to the total principal balance of the loan to the extent the underlying collateral is insufficient in the event of nonperformance. No associated loss reserve has been established as of December 31, 2004, 2003 and 2002, for loans which have been sold.

NOTE 7 – Inventory

Inventory consists of the following at December 31:

	2004	2003
Raw materials	$673,765	$1,301,800
Work in process	51,776	95,148
Finished goods	3,984,216	4,150,552

	4,709,757	5,547,500
Allowance for obsolete inventory	(319,412)	(128,284)

	$4,390,345	$5,419,216

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 8 – Leased Properties

The major categories of leased properties at December 31 are summarized as follows:

	2004	2003
Land	$2,817,388	$3,862,730
Buildings	22,239,374	29,741,639

Total	25,056,762	33,604,369

Less: accumulated depreciation	(2,829,319)	(2,796,495)

Net	$22,227,443	$30,807,874

Depreciation expense on leased properties was $638,666, $713,576 and $757,308 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company normally leases its properties pursuant to a lease agreement with initial lease terms primarily ranging from five to fifteen years. The leases require the lessee to pay all operating expenses including utilities, insurance and taxes. The lease agreements, all of which are operating leases, expire at various dates through 2010 and provide the lessee with renewal and purchase options. If it is determined that the lessee will not be able to make all required lease payments, the lease is put on nonaccrual and no future amounts of rent are accrued. At such time that the lessee becomes current on past lease payments, the Company will resume the accrual of lease payments. Rent receivable is shown net of an allowance of $0 and $150,000 at December 31, 2004 and 2003, respectively.

The following table shows minimum future rental income by year. It is based on lease agreements in effect at December 31, 2004, however, it excludes two leased properties that were sold in January of 2005.

Year	Projected Rental Income
2005	$1,740,429
2006	1,420,183
2007	1,111,785
2008	934,415
2009	633,345
Future years	107,970

$5,948,127

During 2002, the Company leased half of its office space to InvestorsBank, a related party. Rental income from the related party for the year ended December 31, 2002, was $48,015. In November 2002, the building was sold to InvestorsBank.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 9 – Property and Equipment

The major categories of property and equipment at December 31 are summarized as follows:

	Useful Lives	2004	2003
Consumer Products:
Land	N/A	$697,890	$173,590
Buildings	40 yrs.	5,365,288	1,944,685
Machinery and equipment	3-5 yrs.	2,587,734	3,161,342
Furniture and fixtures	7 yrs.	2,163,877	2,068,638

Total		10,814,789	7,348,255
Less: accumulated depreciation		(4,185,528)	(3,670,257)

Net		$6,629,261	$3,677,998

Financial Services:
Furniture and fixtures	3-7 yrs.	$751,532	$751,532
Less: accumulated depreciation		(747,030)	(736,003)

Net		$4,502	$15,529

Depreciation expense for consumer products was $920,219, $881,302 and $857,557 and for financial services was $11,027, $57,875 and $67,936 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 10 – Goodwill and Intangible Assets

The goodwill associated with the acquisition of LMOD amounted to $619,753. The unamortized amount and current carrying value of goodwill at December 31, 2004 and 2003 was $506,145.

The Company had a licensing agreement with a third party giving it the right to produce certain dolls under a five year royalty agreement with an original cost of $2,500,000. The licensing agreement, which expired in April of 2003, was amortized over five years. Amortization expense for the licensing agreement amounted to $0 in 2004, $166,666 in 2003 and $500,000 in 2002. Accumulated amortization for the licensing agreement amounted to $2,500,000 at December 31, 2003.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 11 – Short-Term Borrowings

Short-term borrowings consist of the following at December 31:

	2004	2003
Consumer Products:
Short-term borrowings	$220,000	$--
Financial Services:
Commercial paper	7,065,959	34,002,000
Lines of credit	30,750,000	19,225,000

Total short-term borrowings	$38,035,959	$53,227,000

Consumer Products:

In 2004, LMOD entered into a loan agreement with InvestorsBank, a related party, providing for a line of credit of $2,000,000 bearing interest at prime rate. The note is payable upon demand and is collateralized by receivables and inventory of LMOD and LPI and guaranteed by the Parent. At December 31, 2004, the outstanding principal balance was $220,000. The note was paid in full in January, 2005. Due to the losses suffered by the consumer products segment, it is unable to borrow money from outside financial sources and is dependent on the financial backing of the Parent and BMSBLC for its borrowing requirements.

Financial Services:

Commercial paper is issued for working capital purposes and matures within 90 days of the issuance date. The average yield on commercial paper outstanding at December 31, 2004 and 2003 was 2.49% and 1.41%, respectively.

As of December 31, 2004, BMSBLC has a line of credit with three participating banks. The line of credit agreement provides for a maximum line of credit of $50,000,000 less the outstanding principal amount of the commercial paper and direct pay letter of credit obligation The agreement bears interest at prime rate or at the 30, 60 or 90 day LIBOR rate plus 1.375%. The interest rate index is determined by BMSBLC at the time funds are drawn. Interest is payable monthly and the agreement expires on June 24, 2005. BMSBLC is also required to pay a commitment fee equal to one-half of one percent per year on the unused amount of the loan commitment. The outstanding principal balance was $30,750,000 and $18,200,000 at December 31, 2004 and 2003, respectively. Effective January 1, 2005, BMSBLC voluntarily reduced the line of credit to a maximum amount of $40,000,000.

The financial services’ commercial paper and lines of credit are collateralized by a pool of loans with an outstanding balance of $31.8 million and $36.2 million and leased properties with net carrying value of approximately $22.2 million and $29.1 million as of December 31, 2004 and 2003, respectively.

The Parent had a loan agreement with InvestorsBank, a related party, providing for a line of credit of $1,411,000 bearing interest at prime rate. The note was payable upon demand and was paid in full in 2004. At December 31, 2003, the outstanding balance was $1,025,000.

The line of credit agreements and the SWIB agreements described in Note 12 contain restrictions on BMSBLC’s new indebtedness, acquisition of its common stock, return of capital dividends, past due loans, and realized losses on loans, and requires maintenance of collateral, minimum equity and loan to debt ratios. As of December 31, 2004, BMSBLC was in compliance with all such requirements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 12 – Long-Term Debt

Long-term borrowings consist of the following at December 31:

	2004	2003
Financial Services:
Direct pay letter of credit obligation	$--	$2,600,000
State of Wisconsin Investment Board notes payable	5,666,667	8,333,333
Other borrowings	--	1,320,000

	5,666,667	12,253,333
Loan participations with repurchase options
(See Note 6)	1,322,807	6,289,827

Total long-term borrowings	$6,989,474	$18,543,160

Letter of Credit

BMSBLC had a Letter of Credit Agreement with one of its correspondent banks to support the issuance, reissuance and remarketing of industrial revenue bonds. The letter of credit expired in October, 2004, and was paid in full at that time with short-term borrowings. The letter of credit was collateralized with promissory notes of the underlying obligors which are classified as loans on the Company’s balance sheet. The outstanding principal balance of the letter of credit was $2,600,000 and the interest rate was 1.53% at December 31, 2003.

BMSBLC had a Loan and Trust Agreement with the City of Franklin, Wisconsin and a correspondent bank to provide a letter of credit in support of the issuance of industrial development revenue bonds secured by real estate. The letter of credit was paid in full in 2004 with the proceeds from the sale of the real estate. The outstanding balance of the letter of credit was $1,320,000 and the interest rate was 1.25% at December 31, 2003.

State of Wisconsin Investment Board

BMSBLC had a term note with the State of Wisconsin Investment Board (SWIB) which was collateralized by specific loans and had a fixed interest rate of 9.05% per year through its maturity in 2006. The term note was paid in full in 2004 with the proceeds from loan payoffs. At December 31, 2003, the outstanding principal balance was $2,000,000.

BMSBLC has a term note with SWIB which bears interest at a fixed rate of 6.98% per year through its maturity and is secured by specific loans with an outstanding balance of $6.78 million and $7.1 million as of December 31, 2004 and 2003, respectively. The note is payable in equal quarterly installments of $166,667 with a final payment of unpaid principal due on June 1, 2013. At December 31, 2004 and 2003, the outstanding principal balance was $5,666,667 and $6,333,333, respectively.

The SWIB agreements and the line of credit agreements described in Note 11 contain restrictions on BMSBLC’s new indebtedness, acquisition of its common stock, return of capital dividends, past due loans, and realized losses on loans, and requires maintenance of collateral, minimum equity and loan to debt ratios. As of December 31, 2004, BMSBLC is in compliance with all such requirements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 12 – Long-Term Debt (continued)

Expected annual maturities of long-term debt as of December 31, 2004, are as follows:

2005	$666,667
2006	666,667
2007	666,667
2008	666,667
2009	666,667
Thereafter	2,333,332

$5,666,667

NOTE 13 – Operating Leases

The consumer products segment leases various buildings from third parties. The leases are classified as operating leases and the buildings are used as offices, warehouses and outlet stores for the storage, distribution and sale of LMOD merchandise as well as for a variety of equipment. Lease expenses were approximately $806,000, $681,000 and $746,000 in 2004, 2003 and 2002, respectively.

At December 31, 2004, the future minimum lease payments for each of the four remaining years are as follows:

2005	$741,795
2006	312,619
2007	74,438
2008	47,973

$1,176,825

NOTE 14 – Interest Rate Swaps

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

Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period. Most interest rate swaps involve the exchange of fixed and floating interest rates. An example of a situation in which the Company would utilize an interest rate swap would be to convert its fixed-rate debt to a variable rate. By entering into the swap, the principal amount of the debt would remain unchanged but the interest payment streams would change.

There were no interest rate swap agreements in effect at either December 31, 2004 or December 31, 2003.

As a result of hedge arrangements, the Company recognized a reduction in interest expense of $0, $0 and $540,171 during the years ended December 31, 2004, 2003, and 2002, respectively. In addition, the Company recognized a gain of $484,304 and $747,000 on the termination of interest rate swaps during 2003 and 2002, respectively. The impact on earnings due to ineffectiveness was immaterial.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 15 – Commitments and Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, financial guarantees and standby letters of credit. They involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized on the consolidated balance sheets.

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

NOTE 16 – Mandatorily Redeemable Preferred Stock

The Company has issued 690,000 shares of Adjustable Rate Cumulative Preferred Stock, Series A, in a public offering at $25 per share less an underwriting discount of $1.0625 per share and other issuance costs amounting to $295,221. The preferred stock is redeemable, in whole or in part at the option of the Company, on any dividend payment date during the period from July 1, 2006, to June 30, 2008, at $25 per share plus accrued and unpaid dividends. Any shares of preferred stock not redeemed prior to July 1, 2008, are subject to mandatory redemption on that date by the Company at a price of $25 plus accrued dividends. Dividends on the preferred stock are paid quarterly at an annual rate of 5.37% for the dividend period commencing July 1, 2003, and ending June 30, 2008.

Mandatorily redeemable preferred stock consists of the following as of December 31, 2004 and 2003:

Redeemable Preferred stock, 1 cent par value,
3,000,000 shares authorized, 690,000 shares issued	$17,250,000
Redeemable Preferred Treasury stock,
15,809 shares, at cost	(395,225)

Mandatorily redeemable shares, net	$16,854,775

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 17 – Retirement Plans

LMOD has a qualified defined contribution plan for eligible employees. LMOD’s contribution to the plan is at the discretion of LMOD’s Board of Directors. Contributions were $7,796, $9,598 and $12,371 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company provided a supplemental retirement benefit for an executive officer which is included in the management fee expense, totaling $130,610, $130,610 and $94,677 for the years ended December 31, 2004, 2003 and 2002, respectively. These payments were made at the sole discretion of the independent members of the Board of Directors of the Company.

NOTE 18 – Stockholders’ Equity

The Company has two stock option plans, the 1997 Stock Option Plan and the 2003 Stock Option Plan (the Plans). In accordance with the Plans’ provisions, the exercise prices for stock options may not be less than the fair market value of the optioned stock at the date of grant. The exercise price of all options granted was equal to the market value of the stock on the date of the grant. Options may be exercised based on the vesting schedule outlined in each agreement. Options granted under the Plans are considered “non-qualified stock options” as defined by the Internal Revenue Code. All options must be exercised within ten years of the date of grant.

Activity is summarized in the following table:

	2004		2003		2002
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
OUTSTANDING - Beginning of Year	330,345	$8.39	214,445	$10.37	214,445	$10.37
Options
Granted	--	--	115,900	4.72	--	--
Exercised	--	--	--	--	--	--
Forfeited	(75,000)	4.72	--	--	--	--
Expired	(11,000)	13.18	--	--	--	--

OUTSTANDING - End of Year	244,345	$9.30	330,345	8.39	214,445	10.37

Exercisable at year end	211,625	$10.01	213,345	10.36	212,245	10.34
Available for future grant at year end	225,655		239,655		105,555
Total reserved shares	470,000		570,000		320,000

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 18 – Stockholders’ Equity (continued)

The following table summarizes information about Plan awards outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercisable Price	Number Exercisable	Weighted Average Exercise Price
$4.72 - 10.75	244,345	3.2 years	$9.30	211,625	$10.01

The Company applies APB Opinion 25 and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for its stock option awards.

SFAS No. 123 encourages a “fair value” based method of accounting for stock-based compensation plans. Had compensation cost for the Company’s plan been determined based upon the fair value at the grant dates as prescribed by SFAS No. 123, the Company’s proforma net income and earnings per share would be the same as reported due to no options vesting in 2004, 2003 and 2002 and all proforma compensation being recognized in the year of granting.

A reconciliation of the numerators and denominators of earnings (loss) per common share and earnings (loss) per common share assuming dilution are:

	Income	Shares	Per Share Amount
2004
Loss	$(3,760,476)	3,727,589	$(1.01)

Effect of options		--

Loss - assuming dilution	$(3,760,476)	3,727,589	$(1.01)

2003
Loss	$(661,742)	3,727,589	$(0.18)

Effect of options		3,895

Loss - assuming dilution	$(661,742)	3,731,484	$(0.18)

2002
Earnings	$3,203,016	3,727,589	$0.86

Effect of options		--

Earnings - assuming dilution	$3,203,016	3,727,589	$0.86

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 19 – Income Taxes

Consumer Products:

The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s consolidated financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future.

The provision for income taxes included in the accompanying consolidated financial statements consists of the following components at December 31:

	2004	2003	2002
Current Expense (Benefit)
Federal	$--	$--	$(564,674)
State	--	--	--

	--	--	(564,674)

Deferred Expense (Benefit)
Federal	2,351,756	(1,261,638)	(500,191)
State	333,468	(107,060)	(99,613)

	2,685,224	(1,368,698)	(599,804)

Total Provision for Income Taxes (Benefit)	$2,685,224	$(1,368,698)	$(1,164,478)

The income tax expense for the year ended December 31, 2004, resulted from a $2,685,224 additional charge to the valuation allowance for deferred income tax assets due to uncertainties regarding the realization of such assets in the near term. The deferred income tax assets were recognized in years prior to 2004. The deferred income tax benefit for the years ended December 31, 2003, and 2002, was the result of the recognition of deferred income tax benefits of $1,368,698 and $599,804, respectively, which resulted primarily from the recognition of certain net operating losses and other tax carryforwards expected to be utilized for financial reporting purposes. Included in the income tax benefit for the year ended December 31, 2002, was a benefit of $749,000 related to the reversal of a previously recognized valuation allowance for net operating loss carryforwards incurred in years prior to 2002 and a $564,674 benefit related to certain net operating losses which were carried back for a refund.

Tax expense is calculated on income (loss) before the elimination of intercompany expenses. A reconciliation of the consumer products segment’s loss before income taxes to the loss subject to income taxes is as follows:

	2004	2003	2002
Loss before income taxes	$(1,037,884)	$(2,478,939)	$(331,459)
Less intercompany eliminations	(769,319)	(1,196,791)	(1,028,997)

Loss subject to income taxes	$(1,807,203)	$(3,675,730)	$(1,360,456)

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 19 – Income Taxes (continued)

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the consumer products segment is as follows:

	2004	2003	2002
Federal income taxes at statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(3.3)	(3.3)	(4.6)
Overaccrual of income taxes	--	--	5.0
Other	0.1	0.1	0.8
Benefit of current year federal and state net
operating loss carryforwards and other
deferred income tax assets not recognized	37.2	--	--

Effective income tax rate before changes in valuation
allowance	--	(37.2)	(32.8)
Provision for valuation allowance on deferred
income tax assets previously recognized	148.6	--	--
Reversal of previously recognized valuation allowance	--	--	(52.8)

Effective Income Tax Expense (Benefit)	148.6%	(37.2)%	(85.6)%

Temporary differences that give rise to deferred income tax assets and liabilities consisted of the following as of December 31:

	2004	2003
Deferred income tax assets:
Accounts receivable allowances	$61,129	$219,499
Inventory allowances	125,726	50,205
Accrued liabilities	353,164	388,534
Federal net operating loss carryforwards	2,315,905	1,741,260
State net operating loss carryforwards	240,270	196,490
Deferred intercompany interest
expense carryforwards	430,438	207,551

Total deferred income tax assets	3,526,632	2,803,539
Deferred income tax liabilities:
Property and equipment depreciation	(146,217)	(51,377)
Other	(63,926)	(66,938)

Total deferred income tax liabilities	(210,143)	(118,315)

Deferred income tax assets - net	3,316,489	2,685,224
Valuation allowance	(3,316,489)	--

Net deferred income tax assets recognized
in the consolidated balance sheets	$--	$2,685,224

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 19 – Income Taxes (continued)

In evaluating the consumer products segment’s ability to realize the net deferred income tax assets, the Company considers all available evidence, both positive and negative, including past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies that are prudent and feasible, and the forecast of future taxable income. In considering this information, the Company is required to make certain assumptions and judgments based on plans and estimates. Any changes in the Company’s assumptions and/or estimates may materially impact the consumer products segment’s income tax expense. In the year ended December 31, 2004, the consumer products segment provided a valuation allowance of $3.32 million which should be available to be utilized against future taxable income. A portion of the valuation allowance is a significant component of the reconciliation between the provision for income taxes computed at the Federal statutory rate versus the effective rate.

As of December 31, 2004, LMOD and LPI had unused net operating loss carryforwards of approximately $6,800,000 available to offset against future federal taxable income and approximately $4,400,000 to offset against future state taxable income. The use of the net operating loss carryforwards are subject to limitations. The carryforwards expire as follows:

	LMOD		LPI
	Federal	State	Federal	State
2016	$--	$--	$500,000	$--
2017	$--	$--	$700,000	$300,000
2018	$--	$--	$400,000	$400,000
2019	$--	$--	$200,000	$200,000
2022	$--	$1,300,000	$--	$--
2023	$3,300,000	$1,300,000	$--	$--
2024	$1,700,000	$900,000	$--	$--

As of December 31, 2004, LMOD and LPI had deferred intercompany interest expense carryforwards of approximately $1,100,000 available to offset future federal and state taxable income. The carryforwards have no expiration date.

Financial Services:

The Parent and its subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to shareholders. During 2004, 2003 and 2002, the Company took advantage of a provision in the tax law that allows a REIT to retain any capital gains on the sale of real estate properties and pay the corresponding tax on the gains. Gains on the sale of leased properties totaled $309,718, $518,967 and $1,186,961 in 2004, 2003 and 2002, respectively, and the corresponding tax paid by the Parent was $128,371, $183,695 and $406,173, respectively.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 20 – Distributions

For the years ended December 31, 2004, 2003 and 2002, the Company’s Board of Directors declared the following common stock distributions:

	2004	2003	2002
Total common stock distributions	$745,518	$1,491,015	$2,439,928

Common stock distributions per share (tax basis)	$0.20	$0.40	$0.65

Distribution in cash	$0.20	$0.40	$0.65

NOTE 21 – Fair Value of Financial Instruments

The estimated fair values of financial instruments at December 31, 2004 and 2003 are as follows:

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$646,137	$646,137	$1,352,404	$1,352,404

Accounts receivable	$2,081,321	$2,081,321	$2,168,935	$2,168,935

Interest receivable	$231,760	$231,760	$252,268	$252,268

Rent receivable	$--	$--	$112,055	$112,055

Variable rate loans	$24,359,475	$24,359,475	$39,562,458	$39,562,458

Fixed rate loans	$8,481,368	$8,643,919	$12,723,468	$13,345,445

FINANCIAL LIABILITIES
Short-term borrowings	$38,035,959	$38,035,959	$53,227,000	$53,227,000

Accounts payable	$748,352	$748,352	$599,024	$599,024

Variable rate long-term debt	$--	$--	$7,507,707	$7,507,707

Fixed rate long-term debt

Practicable to estimate fair value	$5,666,667	$6,250,894	$8,333,333	$9,143,346

Not practicable	$1,322,807	n/a	$2,702,120	n/a

Redeemable preferred stock	$16,854,775	$11,596,085	$16,854,775	$10,787,056

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 21 – Fair Value of Financial Instruments (continued)

The estimated fair value of fee income on letters of credit at December 31, 2004 and 2003 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2004 and 2003.

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more like to repay in a falling rate environment.

The Company has loan participations with repurchase options. The underlying loans have various maturities and principal reductions which makes it impracticable to measure the fair value.

NOTE 22– Quarterly Financial Information (Unaudited)

	Quarters Ended (in thousands, except per share data)
	3/31/04		6/30/04		9/30/04	12/31/04
Total revenues	$4,298		$4,133		$6,684	$6,656
Net operating income (loss) before
income taxes and minority interest	$(505)		$(637)		$447	$624
Net income (loss) available to common
shareholders	$(721	)(2)	$(852	)(2)	$183 (2)	$(2,370	)(1)
Basic earnings (loss) per common share	$(0.19)		$(0.23)		$0.05	$(0.64)
Diluted earnings (loss) per common share	$(0.19)		$(0.23)		$0.05	$(0.64)
	3/31/03		6/30/03		9/30/03	12/31/03
Total revenues	$6,452		$5,114		$6,232	$7,322
Net operating income (loss) before
income taxes and minority interest	$619		$(613)		$(157)	$(547)
Net income (loss) available to common
shareholders	$481		$(503)		$(79)	$(561)
Basic earnings (loss) per common share	$0.13		$(0.13)		$(0.02)	$(0.16)
Diluted earnings (loss) per common share	$0.13		$(0.13)		$(0.02)	$(0.16)

(1) Includes a $2,685 provision (charge) to increase the deferred income tax valuation allowance for deferred income tax assets recognized in years prior to 2004.
(2) Does not include a provision (benefit) for income taxes due to an increase in the deferred income tax valuation allowance.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 23 – The Middleton Doll Company (Parent Company Only) Financial Information

CONDENSED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$197,755	$8,311
Loans	--	45,049
Investment in BMSBLC	21,107,329	21,638,697
Investment in and advances to other subsidiary	2,607,636	7,649,768
Property and equipment	--	15,529
Other assets	5,783	70,637

TOTAL ASSETS	$23,918,503	$29,427,991

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Note payable	$--	$1,025,000
Other liabilities	21,544	38
Preferred shares subject to mandatory redemption, net	16,854,775	16,854,775

Total Liabilities	16,876,319	17,879,813
SHAREHOLDERS' EQUITY	7,042,184	11,548,178

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$23,918,503	$29,427,991

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 23 – The Middleton Doll Company (Parent Company Only) Financial Information (continued)

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2004	2003	2002
REVENUES
Interest on loans	$188,066	$178,570	$342,365
Gain on termination of interest rate swaps	--	129,030	268,778
Equity in income of BMSBLC	1,561,634	2,667,995	4,714,137
Equity in income of other subsidiary	(4,470,914)	(2,285,499)	(337,516)
Other income	1,709	45,726	53,350

Total Income	(2,719,505)	735,822	5,041,114

EXPENSES
Interest expense	13,610	42,947	239,368
Depreciation expense	--	57,875	67,936
Other operating expenses	140,289	126,659	150,491
Minority interest in loss of other subsidiary	(28,785)	(22,857)	(3,375)

Total Expenses	125,114	204,624	454,420

Net (loss) income	(2,844,619)	531,198	4,586,694
Preferred stock dividends	905,101	1,171,407	1,437,712

NET (LOSS) INCOME AVAILABLE FOR
COMMON SHAREHOLDERS	$(3,749,720)	$(640,209)	$3,148,982

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 23 – The Middleton Doll Company (Parent Company Only) Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,844,619)	$531,198	$4,586,694
Adjustments to reconcile net income available
from common shareholders to net cash flows
from operating activities
Depreciation	--	57,875	67,936
Equity in subsidiaries' earnings	3,380,500	(405,353)	(4,376,620)
Dividends from subsidiaries	1,593,000	5,768,967	4,544,620
Net change in
Interest receivable	--	769	28,393
Other assets	64,854	(18,492)	12,001
Other liabilities	21,506	(781)	(56,212)

Net Cash Flows from Operating Activities	2,215,241	5,934,183	4,806,812

CASH FLOWS FROM INVESTING ACTIVITIES
Net principal payments received (loans made)	645,049	(892,522)	3,106,162
Proceeds from sale of equipment	15,529	--	--

Net Cash Flows from Investing Activities	660,578	(892,522)	3,106,162

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(1,025,000)	(2,455,000)	(3,895,000)
Preferred stock dividend paid	(905,101)	(1,171,407)	(1,437,712)
Common stock dividend paid	(756,274)	(1,512,548)	(2,475,129)

Net Cash Flows from Financing Activities	(2,686,375)	(5,138,955)	(7,807,841)

Net Change in Cash and Cash Equivalents	189,444	(97,294)	105,133
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	8,311	105,605	472

CASH AND CASH EQUIVALENTS - END OF YEAR	$197,755	$8,311	$105,605

Schedule I
Condensed Financial Information of Registrant
(Refer to footnote 23 of the consolidated financial statements)

Schedule II
Valuation and Qualifying Accounts

Changes in the reserves deducted from assets in the consolidated balance sheets for each of the three years in the period ended December 31, 2004, are as follows:

	Balance at beginning of period	Additions	Deductions	Balance at end of period
Allowance for loan and lease losses:
Year ended:
December 31, 2004	$150,000	--	(150,000)	$--
December 31, 2003	$150,000	--	--	$150,000
December 31, 2002	$150,000	--	--	$150,000
Allowance for doubtful accounts:
Year ended:
December 31, 2004	$883,112	(203,739)	(197,166)	$482,207
December 31, 2003	$332,386	387,039	163,687	$883,112
December 31, 2002	$326,389	579,984	(573,987)	$332,386
Allowance for obsolete inventory:
Year ended:
December 31, 2004	$128,284	308,950	(117,822)	$319,412
December 31, 2003	$96,757	31,527	--	$128,284
December 31, 2002	$283,340	186,583	(373,166)	$96,757
Deferred income taxes valuation allowance:
Year ended:
December 31, 2004	$--	3,316,489	--	$3,316,489
December 31, 2003	$--	--	--	$--
December 31, 2002	$749,000	(749,000)	--	$--

Schedule IV
Mortgage Loans on Real Estate

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages as of 12/31/2004	Principal amount of loans subject to delinquent Principal or Interest(1)
Commercial
First Mortgage	3.68% to	1/1/05 to	N/A	N/A	N/A	31,539,179	938,755
	8.50%	1/1/15
Second Mortgage	6.25%	1/1/05 to	N/A	N/A	N/A	818,896	42,515
		6/1/07
Third Mortgage	7.25%	10/1/08	N/A	N/A	N/A	171,000

Total Commercial						32,529,075
All others (2)	N/A	N/A	N/A	N/A	N/A	311,768	196,429

Total loans						$32,840,843

(1)     Delinquent is defined as ninety days or more past due.
(2)    This category includes all non-mortgage loans on the balance sheet.

	For the Years Ended December 31,
	2004	2003	2002
Loans on balance sheet,
Beginning of period	$52,285,926	$73,600,884	$99,840,335
Additions during the period
Loans made	9,903,422	7,861,267	9,363,644
Loans purchased	--	--	--
Deductions during period
Principal collected on loans	29,348,505	29,176,225	35,603,095
Principal charged off	--	--	--

Loans on balance sheet,
end of period	$32,840,843	$52,285,926	$73,600,884

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

        Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, there were no changes in the Company’s internal control over financial reporting identified in such evaluation that occurred during the quarter ended December 31, 2004 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

        None.

Part III

Item 10.    Directors and Executive Officers of the Registrant

        The information called for by Item 401 of Regulation S-K with respect to the directors of the registrant and by Item 405 of Regulation S-K is incorporated herein by reference from the registrant’s definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2004 (the “Proxy Statement”) under the headings “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance”. In accordance with General Instructions G(3) to Form 10-K, the information with respect to executive officers of the Company required by Item 401 of Regulation S-K has been included in Part I hereof.

        The information concerning the audit committee financial expert and the identification of the audit committee members required pursuant to Items 401(h) and 401(i) of Regulation S-K is incorporated herein by reference from registrant’s Proxy Statement under the heading “The Board of Directors and Its Committees”.

        The Company has adopted a Financial Officers Code of Ethics for its Chief Executive Officer, its Chief Financial Officer and Controller (the “Code of Ethics”). The Company has posted a copy of the Code of Ethics on the Company’s website at www.themiddletondollcompany.com. The Company intends to satisfy the disclosure requirement of Item 10 of Form 8-K regarding amendments to, or waivers from the Code of Ethics by posting such information on its website at www.themiddletondollcompany.com.

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

Item 15.    Exhibits and Financial Statement Schedules

1.	Exhibits

Reference is made to the separate exhibit index contained on pages 64 and 65 hereof.

2.	Financial Statements and Financial Statement Schedules

Reference is made to the separate index in Item 8 of this Annual Report on From 10-K with respect to the financial statements and schedules filed herewith.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2005.

THE MIDDLETON DOLL COMPANY
By: /s/ George R. Schonath
George R. Schonath,
President and Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2005.

Signature	Title
/s/ George R. Schonath	President and Chief Executive Officer, Director
George R. Schonath	(Principal Financial Officer)
/s/ Susan J. Hauke	Vice President Finance
Susan J. Hauke	(Principal Accounting Officer)
/s/ Salvatore L. Bando	Director
Salvatore L. Bando
/s/ Peter A. Fischer	Director
Peter A. Fischer
/s/ David A. Geraldson, Sr.	Director
David A. Geraldson, Sr.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

2.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 1997).

2.2	Amendment to Articles of Incorporation, changing name to “The Middleton Doll Company” (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001).

2.3	By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarterly period ended March 31, 1997).

4.1	Instruments defining the Rights of Security Holders (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 1997).

4.2	Amended and Restated Credit Agreement dated April 30, 1999, by and among Bando McGlocklin Small Business Lending Corporation, Firstar Bank Milwaukee, N.A., as agent, and the Financial Institutions parties thereto (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 1999).

4.3	First Amendment to Amended and Restated Credit Agreement between Bando McGlocklin Small Business Lending Corporation and Firstar Bank, as agent for the Lenders, dated February 28, 2000 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K for the year ended December 31, 2000).

4.4	Second Amendment to Amended and Restated Credit Agreement between Bando McGlocklin Small Business Lending Corporation and Firstar Bank, as agent for the Lenders, dated April 28, 2000 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2000).

4.5	Third Amendment to Amended and Restated Credit Agreement between Bando McGlocklin Small Business Lending Corporation and Firstar Bank, as agent for the Lenders, dated June 30, 2000 (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2000).

4.6	Fourth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and Firstar Bank, N.A., as agent for the Lenders, dated June 29, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001).

4.7	Fifth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and US Bank National Association (formerly Firstar Bank, N.A.), as agent for the Lenders, dated June 28, 2002 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002).

4.8	Sixth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and US Bank National Association, as agent for the Lenders, dated February 24, 2003 (incorporated by reference to Exhibit 4.8 to the Company’s Form 10-K for the year ended December 31, 2002).

Exhibit No.	Exhibit Description

4.9	Seventh Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and US Bank National Association (formerly Firstar Bank, N.A.) dated June 27, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003).

4.10	Eighth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and US Bank National Association (formerly Firstar Bank, N.A.) dated June 25, 2004 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004).

4.11	Master Note Purchase Agreement dated January 1, 1997, between the State of Wisconsin Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital Corporation (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q for the quarterly period ended March 31, 1997).

4.12	First Amendment to Master Note Purchase Agreement dated June 1, 1998, by and among the State of Wisconsin Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital Corporation (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998).

4.13	Third Amended and Restated Credit Agreement dated June 1, 1998, by and among State of Wisconsin Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998).

10.1*	Bando McGlocklin Capital Corporation 1997 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended March 31, 1997).

10.2*	The Middleton Doll Company 2003 Stock Option Plan (incorporated by reference to Appendix A to the definitive Proxy Statement of The Middleton Doll Company dated April 4, 2003).

10.3	Second Amended and Restated Management Services and Allocation of Expenses Agreement dated January 1, 2004, by and between InvestorsBank, The Middleton Doll Company, Bando McGlocklin Small Business Lending Corporation and Lee Middleton Original Dolls, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004).

11	Statement Regarding Computation of Per Share Earnings

21	List of subsidiaries of The Middleton Doll Company

31.1	Certification of Chief Executive officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of the President and Chief Executive Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.

32.2	Written Statement of the President and Chief Financial Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.

*	Represents a management compensatory plan or arrangement.