Form 10-Q
period 2005-03-31
MIDDLETON DOLL CO
filed 2005-05-12
CIK 723209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

or

[_]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission file number: 0-22663

THE MIDDLETON DOLL COMPANY
(Exact name of registrant as specified in its charter)

Wisconsin	39-1364345
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
W239 N1700 Busse Road
Waukesha, Wisconsin	53188-1160
(Address of principal executive offices)	(Zip Code)

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

Yes    X    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes          No    X

On May 11, 2005, there were 3,727,589 shares outstanding of the Registrant’s common stock, 6-2/3 cents par value.

THE MIDDLETON DOLL COMPANY
FORM 10-Q INDEX

PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and
	December 31, 2004	3
	Consolidated Statements of Operations - For the Three Months
	Ended March 31, 2005 and 2004 (Unaudited)	5
	Consolidated Statements of Changes in Shareholders' Equity - For the Three
	Months Ended March 31, 2005 and 2004 (Unaudited)	7
	Consolidated Statements of Cash Flows - For the Three Months Ended
	March 31, 2005 and 2004 (Unaudited)	8
	Notes to the Consolidated Financial Statements (Unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	20
Item 4.	Controls and Procedures	20
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
	Signatures	22
	Exhibit Index	23

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Consumer Products
Cash and cash equivalents	$73,953	$17,977
Accounts receivable, net of allowance of
$164,744 and $154,833 as of March 31, 2005
and December 31, 2004, respectively	1,368,035	2,081,321
Inventory, net	4,807,910	4,390,345
Prepaid inventory	325,751	326,806
Other prepaid expenses	180,866	265,609

Total current assets	6,756,515	7,082,058
Property and equipment, net of accumulated
depreciation of $4,138,713 and $4,185,528 as of
March 31, 2005 and December 31, 2004, respectively	6,464,255	6,629,261
Goodwill	506,145	506,145

Total Consumer Products Assets	13,726,915	14,217,464

Financial Services
Cash and cash equivalents	799,679	628,160
Interest receivable	201,079	231,760
Loans	27,957,024	32,840,843
Leased properties:
Buildings, net of accumulated depreciation of
$2,383,788 and $2,829,319 as of March 31,
2005 and December 31, 2004, respectively	15,019,088	19,410,055
Land	2,132,359	2,817,388

Total leased properties	17,151,447	22,227,443
Property and equipment, net of accumulated
depreciation of $748,711 and $747,029 as of
March 31, 2005 and December 31, 2004, respectively	2,820	4,502
Other assets	544,107	509,450

Total Financial Services Assets	46,656,156	56,442,158

Total Assets	$60,383,071	$70,659,622

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	March 31, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Consumer Products
Short-term borrowings	$--	$220,000
Accounts payable	988,424	748,352
Accrued salaries	80,655	125,744
Accrued liabilities	411,550	493,634

Total Consumer Products Liabilities	1,480,629	1,587,730

Financial Services
Commercial paper	5,826,410	7,065,959
Lines of credit	23,350,000	30,750,000
State of Wisconsin Investment Board ("SWIB") notes payable	5,500,000	5,666,667
Loan participations with repurchase options	521,009	1,322,807
Accrued liabilities	755,787	964,268

Total Financial Services Liabilities
Excluding Preferred Shares	35,953,206	45,769,701
Preferred shares subject to mandatory redemption, net	16,854,775	16,854,775

Total Financial Services Liabilities	52,807,981	62,624,476
SHAREHOLDERS' EQUITY
Common stock, $0.0667 cents par value, 15,000,000 shares
authorized, 4,401,599 shares issued, 3,727,589 shares	293,441	293,441
outstanding at March 31, 2005 and December 31, 2004
Additional paid-in capital	16,604,744	16,604,744
Accumulated deficit	(4,077,802)	(3,724,847)
Treasury stock, 674,010 shares, at cost	(6,725,922)	(6,725,922)

Total Shareholders' Equity	6,094,461	6,447,416

Total Liabilities and Shareholders' Equity	$60,383,071	$70,659,622

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Consumer Products
Net sales	$2,908,898	$2,824,048
Cost of goods sold	1,661,842	1,730,324

Gross profit	1,247,056	1,093,724
Operating expenses
Sales and marketing	844,840	667,381
New product development	223,058	183,179
General and administrative	1,003,934	1,032,132

Total operating expenses	2,071,832	1,882,692

Net operating loss	(824,776)	(788,968)

Other income (expense)
Interest expense	(1,181)	(108)
Other income, net	39,959	82,841

Net other income	38,778	82,733

Loss before income taxes, minority
interest and intercompany charges	(785,998)	(706,235)
Minority interest in losses of subsidiaries	--	10,008

Loss before intercompany charges -
Consumer Products	(785,998)	(696,227)

Financial Services
Revenues
Interest on loans	459,235	663,222
Rental income	534,849	715,459
Gain on sale of leased properties	769,424	--
Other income	12,428	12,545

Total revenues	1,775,936	1,391,226

Expenses
Interest expense	454,884	600,708
Depreciation expense	101,758	180,598
Management fee expense	205,693	226,557
Other operating expenses	148,080	181,797

Total expenses	910,415	1,189,660

Income before income taxes and
intercompany revenue	865,521	201,566
Less: applicable income tax expense	(206,203)	--

Income before intercompany revenue
- Financial Services	$659,318	$201,566

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (Continued)
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Total Company
Income (loss) before income taxes,
minority interest and intercompany activity
Consumer products	$(785,998)	$(706,235)
Financial services	865,521	201,566

Total company	79,523	(504,669)
Income tax expense	(206,203)	--
Minority interest in losses of subsidiaries	--	10,008

Net loss	(126,680)	(494,661)
Preferred stock dividends	(226,275)	(226,275)

Loss applicable to common shareholders	$(352,955)	$(720,936)

Basic loss per common share	$(0.09)	$(0.19)

Diluted loss per common share	$(0.09)	$(0.19)

Weighted average shares outstanding	3,727,589	3,727,589

Segment Reconciliation
Consumer Products
Loss before intercompany charges	$(785,998)	$(696,227)
Interest expense to parent	(214,181)	(112,718)
Rent expense to parent	--	(73,230)
Management fees to parent	--	(114,000)

Total segment net loss	(1,000,179)	(996,175)
Financial Services
Income before intercompany revenue	659,318	201,566
Interest income from subsidiary	214,181	112,718
Rent income from subsidiary	--	73,230
Management fees from subsidiary	--	114,000

Total segment net income	873,499	501,514
Net Loss	$(126,680)	$(494,661)

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Common Treasury Stock	Total
BALANCES,
December 31, 2003	$293,441	$16,604,744	$781,147	$(6,725,922)	$10,953,410
Net loss three months
ended March 31, 2004	--	--	(494,661)	--	(494,661)
Cash dividends on
preferred stock	--	--	(226,275)	--	(226,275)
Cash dividends on
common stock	--	--	(372,756)	--	(372,756)

BALANCES,
March 31, 2004	$293,441	$16,604,744	$(312,545)	$(6,725,922)	$9,859,718

BALANCES,
December 31, 2004	$293,441	$16,604,744	$(3,724,847)	$(6,725,922)	$6,447,416
Net loss three months
ended March 31, 2005	--	--	(126,680)	--	(126,680)
Cash dividends on
preferred stock	--	--	(226,275)	--	(226,275)

BALANCES,
March 31, 2005	$293,441	$16,604,744	$(4,077,802)	$(6,725,922)	$6,094,461

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2005		For the Three Months Ended March 31, 2004
	Consumer Products	Financial Services	Consumer Products	Financial Services
Cash Flows from Operating Activities:
Segment net (loss) income	$(1,000,179)	$873,499	$(996,175)	$501,514
Adjustments to reconcile segment net (loss) income
to net cash flows from operating activities
Depreciation	215,003	101,758	214,920	180,598
Provision for losses on accounts receivable	9,911	--	(4,753)	--
Gain on sale of leased properties	--	(769,424)	--	--
Gain on disposal of equipment	23,933	--	--	--
Provision for inventory reserve	(30,207)	--	2,200	--
Change in minority interest in subsidiaries	--	--	(10,009)	--
Net change in:
Accounts receivable	703,375	--	1,317,880	--
Inventory, net	(387,358)	--	269,427	--
Interest receivable	--	30,681	--	586
Rent receivable	--	--	--	(4,718)
Other assets	85,798	(34,657)	(160,157)	1,640,630
Accounts payable	240,072	--	113,373	--
Other liabilities	(127,173)	(208,481)	(225,674)	(406,130)

Net Cash Flows from Operating Activities	(266,825)	(6,624)	521,032	1,912,480

Cash Flows from Investing Activities:
Net loan repayments received	--	4,883,819	--	3,819,946
Proceeds from sale of leased properties	--	5,745,344	--	--
Property and equipment expenditures	(73,930)	--	(55,767)	--

Net Cash Flows from Investing Activities	(73,930)	10,629,163	(55,767)	3,819,946

Cash Flows from Financing Activities:
Net decrease in short term borrowings	(220,000)	--	--	--
Net increase (decrease) in commercial paper	--	(1,239,549)	--	4,652,162
Net decrease in lines of credit	--	(7,400,000)	--	(4,900,000)
Net payments on letter of credit	--	--	--	(55,000)
Repayment of SWIB notes	--	(166,667)	--	(2,166,666)
Repayment of loan participations with
repurchase options	--	(801,798)	--	(3,975,226)
Preferred stock dividends paid	--	(226,275)	--	(226,275)
Common stock dividends paid	--	--	--	(372,756)
Net intercompany transactions	616,731	(616,731)	(956,277)	956,277

Net Cash Flows from Financing Activities	396,731	(10,451,020)	(956,277)	(6,087,484)

Net change in cash and cash equivalents	55,976	171,519	(491,012)	(355,058)
Cash and equivalents beginning of period	17,977	628,160	697,558	654,846

Cash and equivalents end of period	$73,953	$799,679	$206,546	$299,788

Supplemental Cash Flow Disclosures
Cash paid for interest	$1,181	$479,647	$108	$609,327

Cash paid for income taxes	$--	$128,371	$6,830	$183,695

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

LMOD is a designer and distributor of collectible vinyl dolls and vinyl play dolls. LPI designs, develops and markets a line of proprietary time pieces. BMSBLC manages its existing loans, leases buildings to small businesses and participates in loans with third party loan originators.

NOTE 2.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of March 31, 2005 and December 31, 2004, the results of operations for the three months ended March 31, 2005 and 2004 and the statements of changes in shareholders’ equity and cash flows for the three months ended March 31, 2005 and 2004 have been made. Such adjustments consisted only of normal recurring items. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s 2004 Annual Report on Form 10-K. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The balance sheet for consumer products is classified due to its normal business cycle being less than twelve months. Financial services’ balance sheet is not classified as its normal business cycle is greater than twelve months.

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of allowances for loan and lease losses and doubtful accounts and the valuation of inventories and deferred income tax assets. See discussion of “Critical Accounting Policies” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

NOTE 3.     INVENTORY

Inventories of LMOD and LPI are valued at the lower of cost or market and utilize the first-in, first-out (FIFO) method to determine cost. The components of inventory are as follows:

	March 31, 2005	December 31, 2004
Raw materials	$605,490	$673,765
Work in process	36,420	51,776
Finished goods	4,455,205	3,984,216

	5,097,115	4,709,757
Allowance for obsolete inventory	(289,205)	(319,412)

	$4,807,910	$4,390,345

NOTE 4.     INCOME TAXES

The Parent and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, the REIT is not subject to income tax on taxable income that is distributed to common shareholders. However, the REIT may retain capital gains from the sale of real estate and pay income tax on that gain. At March 31, 2005, $0.21 million of income tax expense was accrued on $0.59 million of tax basis capital gains from the sale of real estate during the first quarter of 2005.

Income tax expense (benefit) recorded by the Company that is attributable to the Consumer Products segment is calculated based on the determination of net income (loss) before the elimination of intercompany expenses. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized in the foreseeable future. In evaluating the consumer products segment’s ability to realize the net deferred income tax assets, the Company considers all available evidence, both positive and negative, including past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies that are prudent and feasible, and the forecast of future taxable income. In considering this information, the Company is required to make certain assumptions and judgments based on plans and estimates. Any changes in the Company’s assumptions and/or estimates may materially impact the consumer products segment’s income tax expense. At March 31, 2005, the consumer products segment’s valuation allowance was $3.72 million, which should be available to be utilized against future taxable income.

NOTE 5.     LOSS PER SHARE

See Exhibit 11 for the computation of the net loss per common share.

NOTE 6.     COMMITMENTS

Undisbursed construction and loan commitments totaled $5.92 million at March 31, 2005.

NOTE 7.     RECLASSIFICATION

Certain 2004 amounts have been reclassified to conform with the 2005 presentation. The reclassifications have no effect on reported amounts of net income or equity.

NOTE 8.     RECENT ACCOUNTING DEVELOPMENTS

On December 15, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment” (SFAS 123R), which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of the compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces FASB Statement No. 123, “Accounting for Stock Issued to Employees”. SFAS 123R is effective for the Company’s reporting period ending March 31, 2006. The Company is currently evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Amounts presented as of March 31, 2005, and December 31, 2004, and for the three month periods ended March 31, 2005, and March 31, 2004, include the consolidation of two segments. The financial services segment includes The Middleton Doll Company (the “Parent”) and Bando McGlocklin Small Business Lending Corporation (“BMSBLC”), a 100% owned subsidiary of the Parent. The consumer products segment includes Lee Middleton Original Dolls, Inc. (“LMOD”), a 99% owned subsidiary of the Parent and License Products, Inc. (“LPI”), a 100% owned subsidiary of LMOD. The term “Company”, when used herein, refers to the Parent, BMSBLC, LMOD and LPI on a consolidated basis.

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

        Twenty Newborn Nursery® boutiques, developed by LMOD for department stores owned by the Saks Department Store Group, are now open. The boutiques are located in the children’s department and provide an opportunity for children to experience the “adoption” of their very own lifelike baby in a simulated hospital nursery while encouraging the development of positive childhood memories. LMOD’s goal is to expand the Newborn Nursery® concept to 100 boutiques within the Saks Department Store Group over a three-year period. Depending upon the success of the Newborn Nursery® boutiques, LMOD expects a total of 48 boutiques to be in operation by the end of 2005.

        LMOD anticipates increasing sales of play dolls through the Newborn Nursery® boutiques and will also continue to develop new products for the Artist Studio Collection line of dolls while emphasizing high product quality. During the past two years LMOD has reduced operating expenses; however, general and administrative expenses have not significantly decreased primarily due to long-term leases in effect until April 30, 2006, for the headquarters located in Westerville, Ohio, and until August 15, 2006, for the warehouse facilities in Columbus, Ohio. Management is attempting to achieve further reductions in operating expenses by continuing to focus on controlling expenses.

        Due to the Parent’s required redemption of $16.85 million of outstanding preferred stock on July 1, 2008, BMSBLC has reduced and expects to continue to materially reduce its lending and real estate leasing activities over the next three years. During the second quarter of 2004, the Board of Directors of the Company approved a plan to convert loans and leased properties of BMSBLC to cash as loans mature and leased properties are sold. The proceeds will be used to reduce outstanding debt and to redeem preferred stock at maturity. Under this policy, BMSBLC does not intend to make new loans or purchase new properties to lease, with only limited exceptions for participations with InvestorsBank. This reduction in assets will reduce the income available for common stock dividends in each of the next four years. As a result, the Board of Directors has changed the common stock dividend policy from the payment of quarterly dividends to an annual dividend which would be payable in January for the preceding year. No dividends were paid to common shareholders in January of 2005. The preferred stock dividend of $0.335 per share per quarter ($1.34 annual dividend per preferred share) will continue to be paid on a quarterly basis.

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

        Impairment of goodwill. Goodwill is reviewed by management at least annually for impairment. An impairment review is designed to determine whether the fair value of a reporting unit is below its carrying value. Management estimates the fair value based upon the present value of future expected cash flows using management’s best estimates of assumptions for sales and expenses. Any goodwill impairment losses will be charged to operations.

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

Results of Operations

For the three months ended March 31, 2005 and March 31, 2004

        The Company’s total net loss applicable to common shareholders for the three months ended March 31, 2005 equaled ($0.35) million, or ($0.09) per common share (diluted), as compared to ($0.72) million, or ($0.19) per common share (diluted), for the three months ended March 31, 2004.

For the Three Months Ended	03/31/2005	03/31/2004
Consumer products segment loss	($0.78 million)	($0.70 million)
Per common share (diluted)	($0.21)	($0.18)
Financial services segment net income (loss)
after payment of preferred stock dividend	$0.43 million	($0.02 million)
Per common share (diluted)	$0.12	($0.01)

        The consumer products segment’s net loss increased $0.08 million when comparing the first quarter of 2005 to the first quarter of 2004, primarily due to increases in sales and marketing expenses. Net sales increased slightly when comparing the two quarters. The increase in sales of Newborn Nursery® dolls to the Saks Department Store Group was offset by a corresponding decrease in dealer sales. Gross profit margins improved when comparing the two quarters due to decreased production costs associated with the transfer of doll production to China in July of 2004.

        For the financial services segment both rental income and loan income decreased when comparing the first quarter of 2005 to the first quarter of 2004. This was the result of both leased properties and loans declining compared to the first quarter of 2004 which is in accordance with management’s plan to reduce loans and leased properties in anticipation of the redemption of the preferred stock in 2008. The increase in the financial services segment’s net income was primarily due to $0.56 million of gains on sales of leased properties (net of income taxes).

Consumer Products

        Net sales for the consumer products segment for the three months ended March 31, 2005, increased 3% to $2.91 million from $2.82 million for the three months ended March 31, 2004. During the first quarter of 2005, LMOD’s net sales were $1.62 million (a decrease of $.06 million from the first quarter of 2004) and LPI’s net sales were $1.29 million (an increase of $0.15 million from the first quarter of 2004). At LMOD, sales of play dolls to retailers decreased $0.06 million when comparing the first quarter of 2005 to the first quarter of 2004. Sales of Artist Studio Collection (ASC) dolls are made through the LMOD dealer network which decreased by approximately 100 dealers since the first quarter of 2004. As a result, sales to dealers of ASC dolls decreased $0.33 million when comparing the first quarter of 2005 to the first quarter of 2004. This sales decrease was offset by sales of $0.33 million of Newborn Nursery® dolls to the Saks Department Store Group. During the first quarter of 2005, start-up orders for twelve Newborn Nursery® boutiques were shipped and an additional eight boutiques placed reorders.

        Cost of goods sold decreased 4% to $1.66 million for the three months ended March 31, 2005, compared to $1.73 million for the three months ended March 31, 2004. LMOD’s cost of goods sold decreased to $0.78 million from $1.00 million while LPI’s cost of goods sold increased to $0.88 million from $0.73 million. Total gross profit margin increased to 43% from 39% in the prior year. LMOD’s gross profit margin increased to 52% from 41% primarily due to decreased production costs associated with the transfer of doll production to China. LPI’s gross profit margin decreased to 31% for the first quarter of 2005 as compared to 36% for the first quarter of 2004 due to changes in customer and product mix.

        Total operating expenses of the consumer products segment for the three months ended March 31, 2005, were $2.07 million compared to $1.88 million for the three months ended March 31, 2004, a 10% increase. LMOD’s total operating expenses increased $0.12 million to $1.61 million when comparing the three months ended March 31, 2005 to the three months ended March 31, 2004. Sales and marketing expense increased $0.16 million, primarily due to increases in shared advertising fees. These fees include one-time start-up costs of $0.11 million associated with the opening of twelve Newborn Nursery® boutiques during the first quarter of 2005. When compared to the first quarter of 2004, new product development costs at LMOD increased $0.03 million, primarily due to increased salaries, and general and administrative expenses decreased $0.07 million, primarily due to a reduction in restructuring costs. LPI’s operating expenses increased $0.07 million to $0.46 million for the first quarter of 2005. Sales and marketing expenses increased $0.02 million primarily due to increases in salaries and shared advertising fees. New product development costs increased $0.01 million due to increases in salaries, while general and administrative expenses increased $0.04 million, primarily due to salary increases, travel and building expenses.

        When comparing the first quarter of 2005 to the first quarter of 2004, other income decreased $0.04 million. During the first quarter of 2005, LPI’s other income increased $0.04 million due to rental income that LPI receives from a tenant in its building. During the first quarter of 2004, LMOD reported $0.08 million of other income as a result of settlements with defendants regarding legal actions taken to prevent the sale of certain dolls that management believed infringed on LMOD’s copyrights and other intellectual property.

        Interest expense and intercompany loans have been eliminated for consolidation purposes. At March 31, 2005, LMOD owed the Parent $4.2 million, consisting of a line of credit of $0.50 million and an unsecured note of $3.7 million. LMOD owed BMSBLC $2.98 million, consisting of a line of credit of $0.98 million and a first mortgage on real estate of $2.0 million. The average interest rate on LMOD’s notes was 6.0% at March 31, 2005. At March 31, 2005, LPI owed BMSBLC $7.76 million consisting of a line of credit of $1.86 million, an unsecured note of $2.35 million, and a first mortgage on real estate of $3.55 million. The average interest rate on LPI’s notes was 6.2% at March 31, 2005. Before intercompany eliminations, interest expense for the consumer products segment and interest income to the financial services segment was $0.21 million for the quarter ended March 31, 2005.

        For the three months ended March 31, 2005, the consumer products segment did not record any income tax expense or benefit. Management has determined, based on the level of continuing losses of the consumer products segment, that it would provide a valuation allowance for the full amount of any net operating loss carryforwards and other net deferred income tax assets, due to uncertainties of realization in the near term. If the consumer products segment becomes profitable, the existing net operating loss carryforwards should be available to be utilized against future taxable income. In assessing the recoverability of deferred income tax assets, including net operating loss carryforwards, management considers whether it is more likely than not, in the foreseeable future, that some portion or all of the deferred income tax assets will not be realized. The realization of deferred income tax assets in this instance is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards would be available to offset the taxable income. At March 31, 2005, there were unused net operating loss carryforwards of approximately $7.59 million to be used to offset against future federal taxable income.

Financial Services

        The financial services segment net income after the preferred stock dividend payment increased $0.45 million for the three months ended March 31, 2005, compared to the three months ended March 31, 2004.

        Interest income on loans decreased 30% to $0.46 million for the three months ended March 31, 2005, as compared to $0.66 million for the three months ended March 31, 2004. The overall decrease in interest income was primarily due to a $20.56 million decrease in average total loans outstanding when comparing the three months ended March 31, 2005, to the three months ended March 31, 2004. During the three months ended March 31, 2005, competitive pressures resulted in a reduction in loans of $6.34 million due to pay-offs, while normal principal reductions amounted to $0.39 million. During the three months ended March 31, 2005, $1.85 million of new loan participations through InvestorsBank were added to the loan portfolio. Participations with InvestorsBank comprised approximately 62% of the loan portfolio at March 31, 2005.

        Due to the requirement to redeem $16.85 million of preferred stock on July 1, 2008, the Parent and BMSBLC will use the proceeds of loan maturities, payoffs, and sales of leased properties to reduce outstanding indebtedness and therefore they do not intend to make any new loans or purchase any new properties, except for the purchase of loan participations from InvestorsBank. Thus, the Company’s plan to redeem its preferred stock is resulting in BMSBLC’s inability to maintain the size of its loan and leased property portfolio. Management anticipates that the loan and leased property portfolio will be reduced to the extent required to redeem the Company’s preferred stock.

        Rental income decreased 26% to $0.53 million for the three months ended March 31, 2005, as compared to $0.72 million for the three months ended March 31, 2004. Rental income for the three months ended March 31, 2005, increased $0.01 million due to scheduled rent increases and decreased $0.20 million due to leased property sales and vacant buildings. Four properties were sold during the first quarter of 2005, resulting in a gain of $0.56 million , net of income taxes. All tenants were current in their rent payments at March 31, 2005, and two vacant rental properties with a carrying value of $3.27 million were available for sale or lease at March 31, 2005.

        Net interest margin is determined by dividing the total of interest income on loans and rental income less interest expense by the total of average loans and leased properties. The interest margin for the three months ended March 31, 2005, was 4.07% compared to 3.74% for the three months ended March 31, 2004. During the first quarter of 2005, average loans outstanding of $31.82 million (net of intercompany loans) generated $0.46 million in interest income and average leased properties of $21.17 million generated $0.53 million in rental income. The average gross return for the first quarter of 2005 on rental properties was approximately 10.0% while the average gross return on loans was approximately 5.8%. During the first quarter of 2004, average loans outstanding of $52.37 million (net of intercompany loans) generated $0.66 million in interest income and average leased properties of $30.03 million (net of intercompany properties) generated $0.72 million in rental income. The average gross return during the first quarter of 2004 on rental properties was approximately 9.4% while the average gross return on loans was approximately 5.0%.

        Interest expense decreased 25% to $0.45 million for the three months ended March 31, 2005, as compared to $0.60 million for the three months ended March 31, 2004, primarily due to a decrease in the outstanding average debt balance. The average debt balance decreased $28.84 million when comparing the first quarter of 2005 to the first quarter of 2004 as a result of the decrease in loans as explained above. However, BMSBLC’s cost of funds is based primarily on variable interest rates. The average prime rate for the first quarter of 2005 was 5.44% while the average prime rate for the first quarter of 2004 was 4.0%. As a result, BMSBLC’s cost of funds was 149 basis points higher when comparing the first quarter of 2005 to the first quarter of 2004. The average cost of funds was 4.48% for the first quarter of 2005 as compared to 2.99% for the first quarter of 2004. During 2004, a substantial amount of commercial paper which had matured was not able to be replaced by sales of additional commercial paper, requiring BMSBLC to draw upon the back-up bank line of credit, which has an interest rate that is approximately 50 basis points higher than commercial paper. During the first quarter of 2004, commercial paper comprised 51% of BMSBLC’s debt structure while during the first quarter of 2005 commercial paper comprised 22% of BMSBLC’s debt structure. When the line of credit facility matures on June 24, 2005, commercial paper will no longer be available to BMSBLC and the debt facility will consist solely of a line of credit.

        BMSBLC’s debt facility consists of commercial paper and drawn letters of credit backed by a $30 million line of credit that matures on June 24, 2005. Management expects that the debt facility will be renewed for an additional year at the $30 million level. At March 31, 2005, BMSBLC had $0.82 million in lending capability with outstanding unfunded commitments of $5.92 million. Management expects that due to scheduled loan maturities and sales of leased properties BMSBLC will be able to fund the outstanding commitments. The redemption requirements of $16.85 million of preferred stock in 2008 requires the Company to focus on asset quality while de-leveraging the balance sheet. For further details regarding the current levels of bank debt and commercial paper, see “Liquidity and Capital – Financial Services”, herein.

        Other miscellaneous income remained the same at $0.01 million for the three months ended March 31, 2005 and 2004. Other miscellaneous income is composed primarily of prepayment penalties, letter of credit fees and late payment fees.

        Depreciation expense decreased $0.07 million due to leased property sales and vacancies when comparing the three months ended March 31, 2005 to 2004. Management fees under the management fee agreement with InvestorsBank in the first quarter of 2005 decreased $0.02 million from the first quarter of 2004, due to the decrease in loans under management. Other operating expenses decreased $0.04 million when comparing the two quarters due to decreases in carrying costs for leased properties.

        The Parent and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to common shareholders. However, the REIT may retain capital gains from the sale of real estate and pay income tax on that gain. In January, 2005, the Parent paid $0.13 million in capital gains taxes which were accrued at December 31, 2004. At March 31, 2005, $0.21 million of income tax expense was accrued on $0.59 million of tax basis capital gains from the sale of real estate during the first quarter of 2005.

        Interest expense and intercompany loans have been eliminated for consolidation purposes. At March 31, 2005, LMOD owed the Parent $4.2 million, consisting of a line of credit of $0.50 million and an unsecured note of $3.7 million. LMOD owed BMSBLC $2.98 million, consisting of a line of credit of $0.98 million and a first mortgage on real estate of $2.0 million. The average interest rate on LMOD’s notes was 6.0% at March 31, 2005. At March 31, 2005, LPI owed BMSBLC $7.76 million consisting of a line of credit of $1.86 million, an unsecured note of $2.35 million, and a first mortgage on real estate of $3.55 million. The average interest rate on LPI’s notes was 6.2% at March 31, 2005. Before intercompany eliminations, interest expense for the consumer products segment and interest income to the financial services segment was $0.21 million for the quarter ended March 31, 2005.

Liquidity and Capital

Consumer Products

        The consumer products segment’s net loss after intercompany transactions for the three months ended March 31, 2005, was $1.00 million. This was primarily financed by a $0.70 million reduction in accounts receivable due to the collection of accounts receivable balances after the year-end selling season and an increase in an intercompany line of credit of $0.76 million, which was offset by a $0.39 million increase in inventory.

        Total assets of consumer products were $13.73 million as of March 31, 2005, and $14.22 million as of December 31, 2004, a 3% decrease. Cash increased to $0.07 million at March 31, 2005, from $0.02 million at December 31, 2004.

        Accounts receivable, net of the allowance for doubtful accounts, decreased to $1.37 million at March 31, 2005, from $2.08 million at December 31, 2004, due to normal collections after the year-end selling season. LPI’s receivables decreased $0.45 million and LMOD’s receivables decreased $0.26 million.

        Inventory and prepaid inventory, net of the allowance for obsolescence, increased to $5.13 million at March 31, 2005, compared to $4.72 million at December 31, 2004. LMOD’s inventory increased $0.32 million and LPI’s inventory increased by $0.09 million. Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. The increase in inventory at LMOD was due to the introduction of 23 new dolls and six new Breath of Life Babies® in the first quarter of 2005.

        Property and equipment, net of accumulated depreciation, decreased by $0.17 million as of March 31, 2005, compared to December 31, 2004, due to the disposal of unused equipment at LMOD. Property and equipment decreased by $0.21 million while accumulated depreciation decreased by $0.04 million. Other prepaid expenses decreased $0.08 million from December 31, 2004 to March 31, 2005.

        Goodwill was recorded when the Company purchased the remaining interest in the stock from the estate of Lee Middleton, the founder of LMOD, on April 30, 1998. The purchase price exceeded the carrying value by $0.62 million. As of March 31, 2005 and December 31, 2004, the balance of the goodwill, net of previous accumulated amortization, was $0.51 million. Management has concluded that the goodwill is not impaired as of March 31, 2005.

        Due to the losses suffered by the consumer products segment, it is unable to borrow money from outside financial sources and is dependent on the financial backing of the Parent and BMSBLC for its borrowing requirements. In 2004, InvestorsBank extended a $2.0 million line of credit to LMOD with the Parent as a co-borrower on the line. The outstanding balance on the line at December 31, 2004, was $0.22 million which was paid in full to InvestorsBank in January of 2005 with proceeds from a loan from BMSBLC.

        Other liabilities, excluding short-term borrowing, increased $0.11 million to $1.48 million at March 31, 2005, from $1.37 million at December 31, 2004, due to an increase in accounts payable.

Financial Services

        During the first three months of 2005, the financial products segment’s net income after intercompany transactions was $0.87 million before dividends of $0.23 million were paid to preferred stockholders.

        Total assets of financial services were $46.66 million as of March 31, 2005, and $56.44 million as of December 31, 2004. Cash increased to $0.80 million at March 31, 2005 from $0.63 million at December 31, 2004.

        Interest receivable decreased to $0.20 million as of March 31, 2005, from $0.23 million at December 31, 2004. At March 31, 2005, four non-performing loans totaling $0.42 million in principal were on non-accrual, resulting in $0.01 million less of interest income which would have been recorded for the three months ending March 31, 2005, had the non-accruing loans been current in accordance with their original terms. During February, 2005, one non-performing loan was paid in full, totaling $0.75 million in principal. All tenants were current in their rent payments at March 31, 2005, and December 31, 2004.

        Total loans (excluding intercompany loans) decreased by $4.88 million, or 15%, to $27.96 million at March 31, 2005, from $32.84 million at December 31, 2004, with a corresponding decrease in liabilities. As of March 31, 2005 and December 31, 2004, management did not provide an allowance for loan losses due to management’s belief that the collateral securing nonperforming loans was adequate to fully secure the debtors’ obligations to BMSBLC. At March 31, 2005, BMSBLC’s loan portfolio consisted of 45 loans, of which 20 were participated with InvestorsBank, five were intercompany loans and four were non-performing loans.

        Leased properties, net of accumulated depreciation, decreased to $17.15 million as of March 31, 2005, compared to $22.23 million as of December 31, 2004, primarily due to the sale of four leased properties with a net book value of $4.98 million, and $0.10 million of depreciation for the three months ended March 31, 2005. Two vacant rental properties with a net carrying value of $3.27 million were available for sale or lease at March 31, 2005. Management believes that the carrying value of the properties are not impaired as of March 31, 2005.

        Property and equipment and other assets, including prepaid amounts, increased by $0.03 million due to increases in prepaid items.

        The financial services’ total consolidated indebtedness at March 31, 2005 decreased $9.61 million primarily as the result of the payment of indebtedness using the proceeds of the payoff of loans in the loan portfolio and the sale of leased properties.

Financial services debt	03/31/2005	12/31/2004
Short-term debt	$29.18 million	$37.82 million
Long-term debt	$6.02 million	$6.99 million
Redeemable preferred stock	$16.85 million	$16.85 million

        BMSBLC’s debt facility consists of commercial paper and drawn letters of credit backed by a $30 million line of credit that matures on June 24, 2005. Management expects that the debt facility will be renewed for an additional year at the $30 million level. At March 31, 2005, BMSBLC had $0.82 million in lending capability with outstanding unfunded commitments of $5.92 million. Management expects that, due to scheduled loan maturities and sales of leased properties, BMSBLC will be able to fund the outstanding commitments.

        At March 31, 2005, the outstanding commercial paper balance was $5.83 million. BMSBLC also had drawn $23.35 million against its bank line of credit to replace outstanding commercial paper that had matured and was unable to be replaced by sales of additional commercial paper. The bank line of credit has an interest rate which is approximately 50 basis points higher than that paid on commercial paper, which results in a reduction of net income. When the line of credit facility matures on June 24, 2005, commercial paper will no longer be available to BMSBLC and the debt facility will consist solely of a line of credit. At December 31, 2004, the outstanding commercial paper balance was $7.07 million and the outstanding balance on the bank line of credit was $30.75 million.

        Long-term debt at March 31, 2005, consists of a term note of $5.5 million, which bears interest at a fixed rate of 6.98% through June 1, 2013, and $0.52 million of loan participations with repurchase options which bear interest at 7.19% until repaid. BMSBLC was in compliance with the covenants contained in its debt agreements as of March 31, 2005. At December 31, 2004, the outstanding balances were $5.67 million and $1.32 million, respectively.

        Accrued liabilities decreased to $0.76 million at March 31, 2005, as compared to $0.96 million at December 31, 2004, primarily due to the payment of real estate taxes due on leased properties.

        Due to the Parent’s required redemption of $16.85 million of outstanding preferred stock on July 1, 2008, BMSBLC expects to materially curtail its lending activities and purchase of leased properties over the next three years. During the second quarter of 2004, the Board of Directors of the Company approved a plan to convert loans and leased properties of BMSBLC to cash as loans mature and leased properties are sold. The proceeds will be used to reduce outstanding debt and to redeem preferred stock at maturity. Under this policy, BMSBLC does not intend to make new loans or purchase new properties to lease, with only limited exceptions for participations with InvestorsBank. This reduction in assets will reduce the income available for common stock dividends in each of the next three years. As a result, the Board of Directors has changed the common stock dividend policy from the payment of quarterly dividends to an annual dividend which would be payable in January for the preceding year. No dividends were paid to common shareholders in January of 2005. The preferred stock dividend of $0.335 per share per quarter ($1.34 annual dividend per preferred share) will continue to be paid on a quarterly basis.

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

        The Parent and BMSBLC’s debt structure and interest rate risk are managed through the use of fixed and variable rate debt. Management attempts to match variable rate loans with variable rate debt and fixed rate loans with fixed rate debt to the extent believed necessary to minimize interest rate risk. A significant portion of BMSBLC’s fixed rate loans and fixed rate leases are matched against fixed rate debt; however, the portfolio is not completely matched. A portion of BMSBLC’s fixed rate assets are funded with variable rate debt. In the present interest rate environment the mismatch of variable rate debt against fixed rate earning assets does not significantly impact BMSBLC. At March 31, 2005, an increase of 1% in the interest rate paid on the variable debt would increase the Company’s annual pre-tax profits in an amount approximating $50,000.

Item 4.     Controls and Procedures

        Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

        Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, there were no changes in the Company’s internal control over financial reporting identified in such evaluation that occurred during the quarter ended March 31, 2005 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

The Company is not a defendant in any material pending legal proceeding and no such material proceedings are known to be contemplated.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 22, 2000, the Board of Directors of the Company authorized the repurchase of up to 325,000 shares of the Company’s common stock in open market or privately negotiated transactions. The program has no expiration date. The Company did not repurchase any shares under the program during the quarter ended March 31, 2005. As of March 31, 2005, the Company had the authority to repurchase 67,700 shares under that program.

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

THE MIDDLETON DOLL COMPANY
(Registrant)
Date: May 11, 2005	/s/ George R. Schonath
George R. Schonath
President and Chief Executive Officer
Date: May 11, 2005	/s/ Susan J. Hauke
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