Form 10-Q
period 2005-06-30
MIDDLETON DOLL CO
filed 2005-08-12
CIK 723209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

or

[_]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission file number: 0-22663

THE MIDDLETON DOLL COMPANY
(Exact name of registrant as specified in its charter)

Wisconsin	39-1364345
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
W239 N1700 Busse Road
Waukesha, Wisconsin	53188-1160
(Address of principal executive offices)	(Zip Code)

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

Yes               No     X

On August 11, 2005, there were 3,727,589 shares outstanding of the Registrant’s common stock, 6-2/3 cents par value.

THE MIDDLETON DOLL COMPANY
FORM 10-Q INDEX

PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and
	December 31, 2004	3
	Consolidated Statements of Operations - For the Three and Six Months
	Ended June 30, 2005 and 2004 (Unaudited)	5
	Consolidated Statements of Changes in Shareholders' Equity - For the Six
	Months Ended June 30, 2005 and 2004 (Unaudited)	7
	Consolidated Statements of Cash Flows - For the Six Months Ended
	June 30, 2005 and 2004 (Unaudited)	8
	Notes to the Consolidated Financial Statements (Unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	24
Item 4.	Controls and Procedures	24
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
	Signatures	26
	Exhibit Index	27

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Consumer Products
Cash and cash equivalents	$158,842	$17,977
Accounts receivable, net of allowance of
$174,062 and $154,833 as of June 30, 2005
and December 31, 2004, respectively	988,677	2,081,321
Inventory, net	4,843,879	4,390,345
Prepaid inventory	121,512	326,806
Other prepaid expenses	125,166	265,609

Total current assets	6,238,076	7,082,058
Property and equipment, net of accumulated
depreciation of $4,352,907 and $4,185,528 as of
June 30, 2005 and December 31, 2004, respectively	6,339,257	6,629,261
Goodwill	506,145	506,145

Total Consumer Products Assets	13,083,478	14,217,464

Financial Services
Cash and cash equivalents	776,047	628,160
Interest receivable	141,486	231,760
Loans	24,850,996	32,840,843
Leased properties:
Buildings, net of accumulated depreciation of
$2,476,266 and $2,829,319 as of June 30,
2005 and December 31, 2004, respectively	14,926,610	19,410,055
Land	2,133,972	2,817,388

Total leased properties	17,060,582	22,227,443
Property and equipment, net of accumulated
depreciation of $748,711 and $747,029 as of
June 30, 2005 and December 31, 2004, respectively	1,381	4,502
Other assets	445,860	509,450

Total Financial Services Assets	43,276,352	56,442,158

Total Assets	$56,359,830	$70,659,622

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	June 30, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Consumer Products
Short-term borrowings	$--	$220,000
Accounts payable	829,215	748,352
Accrued salaries	139,681	125,744
Accrued liabilities	295,907	493,634

Total Consumer Products Liabilities	1,264,803	1,587,730

Financial Services
Commercial paper	--	7,065,959
Lines of credit	26,600,000	30,750,000
State of Wisconsin Investment Board notes payable	5,333,333	5,666,667
Loan participations with repurchase options	509,014	1,322,807
Accrued liabilities	870,725	964,268

Total Financial Services Liabilities
Excluding Preferred Shares	33,313,072	45,769,701
Preferred shares subject to mandatory redemption, net	16,854,775	16,854,775

Total Financial Services Liabilities	50,167,847	62,624,476

SHAREHOLDERS' EQUITY
Common stock, $0.0667 par value, 15,000,000 shares
authorized, 4,401,599 shares issued, 3,727,589 shares	293,441	293,441
outstanding as of June 30, 2005 and December 31, 2004, respectively
Additional paid-in capital	16,604,744	16,604,744
Accumulated Deficit	(5,245,083)	(3,724,847)
Treasury stock, 674,010 shares, at cost	(6,725,922)	(6,725,922)

Total Shareholders' Equity	4,927,180	6,447,416

Total Liabilities and Shareholders' Equity	$56,359,830	$70,659,622

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Consumer Products
Net sales	$2,581,213	$2,610,545	$5,349,550	$5,283,891
Cost of goods sold	1,607,753	2,015,666	3,216,197	3,672,921

Gross profit	973,460	594,879	2,133,353	1,610,970
Operating expenses
Sales and marketing	510,894	325,252	1,268,571	915,000
New product development	294,459	184,006	517,517	367,185
General and administrative	1,239,959	1,070,968	2,243,893	2,103,100

Total operating expenses	2,045,312	1,580,226	4,029,981	3,385,285

Net operating loss	(1,071,852)	(985,347)	(1,896,628)	(1,774,315)

Other income (expense)
Interest expense	(17)	--	(1,198)	(108)
Other income, net	63,492	6,927	103,451	89,768

Net other income	63,475	6,927	102,253	89,660

Loss before income taxes, minority
interest and intercompany charges	(1,008,377)	(978,420)	(1,794,375)	(1,684,655)
Income tax expense	--	--	--	--
Minority interest in losses of subsidiaries	--	10,444	--	20,452

Loss before intercompany charges -
Consumer Products	(1,008,377)	(967,976)	(1,794,375)	(1,664,203)

Financial Services
Revenues
Interest on loans	417,850	567,549	877,085	1,230,771
Rental income	496,239	813,563	1,031,088	1,529,022
Gain on sale of leased properties	--	--	769,424	--
Other income	8,660	11,790	21,088	24,335

Total revenues	922,749	1,392,902	2,698,685	2,784,128

Expenses
Interest expense	428,170	479,784	883,054	1,080,492
Depreciation expense	93,916	181,134	195,674	355,587
Management fee expense	193,569	228,217	399,262	454,774
Other operating expenses	139,722	161,954	287,802	349,896

Total expenses	855,377	1,051,089	1,765,792	2,240,749

Income before income taxes and
intercompany revenue	67,372	341,813	932,893	543,379
Less: applicable income tax expense	--	--	(206,203)	--

Income before intercompany revenue
- Financial Services	$67,372	$341,813	$726,690	$543,379

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (Continued)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Total Company
Income (loss) before income taxes,
minority interest and intercompany activity
Consumer products	$(1,008,377)	$(978,420)	$(1,794,375)	$(1,684,655)
Financial services	67,372	341,813	932,893	543,379

Total company	(941,005)	(636,607)	(861,482)	(1,141,276)
Income tax expense	--	--	(206,203)	--
Minority interest in losses of subsidiaries	--	10,444	--	20,452

Net loss	(941,005)	(626,163)	(1,067,685)	(1,120,824)
Preferred stock dividends	(226,276)	(226,276)	(452,551)	(452,551)

Loss applicable to common shareholders	$(1,167,281)	$(852,439)	$(1,520,236)	$(1,573,375)

Basic loss per common share	$(0.31)	$(0.23)	$(0.41)	$(0.42)

Diluted loss per common share	$(0.31)	$(0.23)	$(0.41)	$(0.42)

Weighted average shares outstanding	3,727,589	3,727,589	3,727,589	3,727,589

Segment Reconciliation
Consumer Products
Loss before intercompany charges	$(1,008,377)	$(967,976)	$(1,794,375)	$(1,664,203)
Interest and rent expense to parent	(245,546)	(196,162)	(459,727)	(382,110)
Management fees to parent	--	--	--	(114,000)
Forgiveness of management fees to parent	--	114,000	--	114,000

Total segment net loss	(1,253,923)	(1,050,138)	(2,254,102)	(2,046,313)
Financial Services
Income before intercompany revenue	67,372	341,813	726,690	543,379
Interest and rent income from subsidiary	245,546	196,162	459,727	382,110
Management fees from subsidiary	--	--	--	114,000
Forgiveness of management fees from
subsidiary	--	(114,000)	--	(114,000)

Total segment net income	312,918	423,975	1,186,417	925,489
Net Loss	$(941,005)	$(626,163)	$(1,067,685)	$(1,120,824)

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Common Treasury Stock	Total
BALANCES,
December 31, 2003	$293,441	$16,604,744	$781,147	$(6,725,922)	$10,953,410
Net loss six months
ended June 30, 2004	--	--	(1,120,824)	--	(1,120,824)
Cash dividends on
preferred stock	--	--	(452,551)	--	(452,551)
Cash dividends on
common stock	--	--	(745,509)	--	(745,509)

BALANCES,
June 30, 2004	$293,441	$16,604,744	$(1,537,737)	$(6,725,922)	$8,634,526

BALANCES,
December 31, 2004	$293,441	$16,604,744	$(3,724,847)	$(6,725,922)	$6,447,416
Net loss six months
ended June 30, 2005	--	--	(1,067,685)	--	(1,067,685)
Cash dividends on
preferred stock	--	--	(452,551)	--	(452,551)

BALANCES,
June 30, 2005	$293,441	$16,604,744	$(5,245,083)	$(6,725,922)	$4,927,180

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2005		For the Six Months Ended June 30, 2004
	Consumer Products	Financial Services	Consumer Products	Financial Services
Cash Flows from Operating Activities:
Segment net (loss) income	$(2,254,102)	$1,186,417	$(2,046,313)	$925,489
Adjustments to reconcile segment net (loss) income
to net cash flows from operating activities
Depreciation	432,361	195,674	434,512	355,587
Provision for losses on accounts receivable	18,254	--	(174,994)	--
Gain on sale of leased properties	--	(769,424)	--	--
Loss on disposal of property	23,933	--	--	--
Provision for obsolete inventory	--	--	210,070	--
Change in minority interest in subsidiaries	--	--	(20,453)	--
Net change in:
Accounts receivable	1,074,390	--	1,441,869	--
Inventory, net	(453,534)	--	154,957	--
Interest receivable	--	90,274	--	13,095
Rent receivable	--	--	--	59,967
Other assets	345,737	63,590	61,462	1,635,150
Accounts payable	80,863	--	(103,277)	--
Other liabilities	(183,790)	(93,543)	(143,947)	(65,899)

Net Cash Flows from Operating Activities	(915,888)	672,988	(186,114)	2,923,389

Cash Flows from Investing Activities:
Net loan repayments received	--	7,989,847	--	11,990,544
Proceeds from sale of leased properties	--	5,745,344	--	--
Purchase or construction of leased property	(1,612)	--	(4,500)
Property and equipment expenditures	(166,290)	--	(72,516)	--

Net Cash Flows from Investing Activities	(166,290)	13,733,579	(72,516)	11,986,044

Cash Flows from Financing Activities:
Net decrease in short term borrowings	(220,000)	--	--	--
Net decrease in commercial paper	--	(7,065,959)	--	(239,278)
Net decrease in lines of credit	--	(4,150,000)	--	(6,610,000)
Net payments on letter of credit	--	--	--	(200,000)
Repayment of SWIB notes	--	(333,334)	--	(2,333,333)
Repayment of loan participations with
repurchase options	--	(813,793)	--	(4,675,229)
Preferred stock dividends paid	--	(452,551)	--	(452,551)
Common stock dividends paid	--	--	--	(745,509)
Net intercompany transactions	1,443,043	(1,443,043)	(293,965)	293,965

Net Cash Flows from Financing Activities	1,223,043	(14,258,680)	(293,965)	(14,961,935)

Net change in cash and cash equivalents	140,865	147,887	(552,595)	(52,502)
Cash and equivalents beginning of period	17,977	628,160	697,558	654,846

Cash and equivalents end of period	$158,842	$776,047	$144,963	$602,344

Supplemental Cash Flow Disclosures
Cash paid for interest	$1,198	$887,420	$108	$1,114,976

Cash paid for income taxes	$--	$128,371	$6,879	$183,695

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

NOTE 2.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of June 30, 2005 and December 31, 2004, the results of operations for the three and six months ended June 30, 2005 and 2004 and the statements of changes in shareholders’ equity and cash flows for the six months ended June 30, 2005 and 2004 have been made. Such adjustments consisted only of normal recurring items. Operating results for the periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s 2004 Annual Report on Form 10-K. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

NOTE 3.     INVENTORY

Inventories of LMOD and LPI are valued at the lower of cost or market and utilize the first-in, first-out (FIFO) method to determine cost. The components of inventory are as follows:

	June 30, 2005	December 31, 2004
Raw materials	$595,689	$673,765
Work in process	35,153	51,776
Finished goods	4,502,242	3,984,216

	5,133,084	4,709,757
Allowance for obsolete inventory	(289,205)	(319,412)

	$4,843,879	$4,390,345

NOTE 4.     LEASE TERMINATION COSTS

During the second quarter of 2005, the consumer products segment incurred a charge of $0.35 million related to the remaining lease payments for a warehouse facility in Columbus, Ohio, which was vacated in the second quarter of 2005. LMOD is currently attempting to sublease the warehouse, however, efforts to date have been unsuccessful. The obligation for future lease payments of $21,173 per month through August 15, 2006, is included in the accounts payable balance on the balance sheet of the consumer products segment. The following table summarizes the activity with regard to the obligation for future lease payments during the second quarter of 2005.

Provision for estimated future payments	$349,362
Payments	(63,520)

Balance, June 30, 2005	$285,842

NOTE 5.    INCOME TAXES

The Parent and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, the REIT is not subject to income tax on taxable income that is distributed to common shareholders. However, the REIT may retain capital gains from the sale of real estate and pay income tax on that gain. At June 30, 2005, $0.21 million of income tax expense was accrued on $0.59 million of tax basis capital gains from the sale of real estate during 2005.

Income tax expense (benefit) recorded by the Company that is attributable to the Consumer Products segment is calculated based on the determination of net income (loss) before the elimination of intercompany expenses. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized in the foreseeable future. In evaluating the consumer products segment’s ability to realize the net deferred income tax assets, the Company considers all available evidence, both positive and negative, including past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies that are prudent and feasible, and the forecast of future taxable income. In considering this information, the Company is required to make certain assumptions and judgments based on plans and estimates. Any changes in the Company’s assumptions and/or estimates may materially impact the Consumer Products segment’s income tax expense. At December 31, 2004 and June 30, 2005, the Consumer Products segment had recorded a valuation allowance equal to its net deferred income tax assets in the consolidated balance sheets. At June 30, 2005, the Consumer Products segment had net deferred income tax assets of approximately $4.22 million consisting primarily of net operating loss carryforwards. The net deferred income tax assets should be available to be utilized against future taxable income, for which no benefit has been recognized.

NOTE 6.     LOSS PER SHARE

See Exhibit 11 for the computation of the net loss per common share.

NOTE 7.     COMMITMENTS

Undisbursed construction and loan commitments totaled $6.35 million at June 30, 2005.

NOTE 8.     RECLASSIFICATIONS

Certain amounts previously reported have been reclassified to conform with the current presentation. The reclassifications had no impact on previously reported net income (loss).

NOTE 9.     RECENT ACCOUNTING DEVELOPMENTS

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Amounts presented as of June 30, 2005, and December 31, 2004, and for the three and six month periods ended June 30, 2005, and June 30, 2004, include the consolidation of two segments. The financial services segment includes The Middleton Doll Company (the “Parent”) and Bando McGlocklin Small Business Lending Corporation (“BMSBLC”), a 100% owned subsidiary of the Parent. The consumer products segment includes Lee Middleton Original Dolls, Inc. (“LMOD”), a 99% owned subsidiary of the Parent and License Products, Inc. (“LPI”), a 100% owned subsidiary of LMOD. The term “Company”, when used herein, refers to the Parent, BMSBLC, LMOD and LPI on a consolidated basis.

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

        During the past four years there has been a significant decrease in LMOD’s net sales within the consumer products segment due to a decrease in demand for collectible dolls. In order to increase the demand for collectible dolls, the collectible doll industry is attempting to raise consumer’s awareness of collectible dolls through additional marketing efforts. The sales decrease at LMOD is also attributable to intense pricing competition from dolls produced in China. Therefore, in June of 2004, LMOD transferred production of its high quality, lifelike Artist Studio Collection (ASC) dolls to a contract manufacturer in China to reduce manufacturing costs. The manufacturer in China that was selected to make ASC dolls was a current supplier at the time of its selection and has devoted a separate unit and staff exclusively to the manufacturing of these dolls. However, limited doll production will continue at the LMOD facilities in Belpre, Ohio.

        Twenty Newborn Nursery® boutiques, developed by LMOD for department stores are now open. There are fifteen boutiques within selected Saks Department Store locations and five boutiques at Belk, Inc. stores. The boutiques are located in the children’s department and provide an opportunity for children to experience the “adoption” of their very own lifelike baby in a simulated hospital nursery while encouraging the development of positive childhood memories. LMOD’s goal is to expand the Newborn Nursery® concept to 100 boutiques over a three-year period. Saks Department Store Group has indicated that fourteen new stores are on schedule to open by the end of the year. Due to the sale of the Proffitt and McRae stores to Belk, Inc. some of the additional planned boutique openings have been delayed.

        LMOD anticipates increasing sales of play dolls through the Newborn Nursery® boutiques and will also continue to develop new products for the Artist Studio Collection (“ASC”) line of dolls while emphasizing high product quality. A line of new ASC dolls introduced in the July, 2005 catalog called “Breath Of Life Babies® — Breathing Too®” has been well received by doll collector dealers and at recent gift shows. These new baby dolls have a breathing mechanism that creates gentle life-like movements of the chest and arms along with “New Baby Skin®” and “Baby-Fine®” hand-rooted hair.

        Due to the Parent’s required redemption of $16.85 million of outstanding preferred stock by July 1, 2008, BMSBLC has materially reduced and expects to continue to materially reduce its lending and real estate leasing activities. During the second quarter of 2004, the Board of Directors of the Company approved a plan to convert loans and leased properties of BMSBLC to cash as loans mature and leased properties are sold. The proceeds will be used to reduce outstanding debt and to redeem preferred stock during the redemption period. Under this policy, BMSBLC does not intend to make new loans or purchase new properties to lease, with only limited exceptions for loan participations with InvestorsBank. This reduction in assets will reduce the income available for common stock dividends and, as a result, the Board of Directors has changed the common stock dividend policy from the payment of quarterly dividends to an annual dividend which would be payable in January for the preceding year. No dividends were paid to common shareholders in January of 2005. The preferred stock dividend of $0.335 per share per quarter ($1.34 annual dividend per preferred share) will continue to be paid on a quarterly basis.

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

Results of Operations

For the three months ended June 30, 2005 and June 30, 2004

        The Company’s total net loss applicable to common shareholders for the three months ended June 30, 2005 equaled ($1.17) million, or ($0.31) per common share (diluted), as compared to ($0.85) million, or ($0.23) per common share (diluted), for the three months ended June 30, 2004.

For the Three Months Ended	06/30/2005	06/30/2004
Consumer products segment net loss	($1.01) million	($0.97) million
Per common share (diluted)	($0.27)	($0.26)
Financial services segment net (loss) income
after payment of preferred stock dividend	($0.16) million	$0.12 million
Per common share (diluted)	($0.04)	$0.03

        The consumer products segment’s net loss increased $0.04 million when comparing the second quarter of 2005 to the second quarter of 2004. Total gross profit margin increased $0.38 million, primarily due to decreased production costs associated with the transfer of doll production to China in July of 2004. This increase was offset by a charge of $0.35 million related to the remaining lease payments for the warehouse facility in Columbus, Ohio, which was vacated in the second quarter of 2005. The lease on the non-occupied warehouse is in effect until August 15, 2006. During the quarter ended June 30, 2005, LMOD relocated its warehousing operations to property which it owns in Belpre, Ohio. LMOD is currently trying to sublease the Columbus, Ohio warehouse, however, efforts to date have been unsuccessful.

        For the financial services segment both rental income and loan income decreased when comparing the first quarter of 2005 to the first quarter of 2004. This was the result of both leased properties and loans declining compared to the first quarter of 2004 in accordance with management’s plan to reduce loans and leased properties in anticipation of the redemption of the preferred stock in 2008.

Consumer Products

        Net sales for the consumer products segment for the three months ended June 30, 2005 decreased to $2.58 million from $2.61 million for the three months ended June 30, 2004. During the second quarter of 2005, LMOD’s net sales were $1.24 million (a decrease of $0.29 million from the second quarter of 2004) and LPI’s net sales were $1.34 million (an increase of $0.26 million from the second quarter of 2004). At LMOD, sales of play dolls to retailers decreased $0.20 million when comparing the second quarter of 2005 to the second quarter of 2004, while sales to dealers of ASC dolls decreased $0.09 million during the same period. At LPI, the increase in sales was due to new orders resulting from the use of sales representatives as well as larger orders from an existing customer.

        Cost of goods sold decreased 20% to $1.61 million for the three months ended June 30, 2005, compared to $2.02 million for the three months ended June 30, 2004. LMOD’s cost of goods sold decreased to $0.70 million from $1.30 million while LPI’s cost of goods sold increased to $0.91 million from $0.72 million. Total gross profit margin increased to 38% from 23% in the prior year. LMOD’s gross profit margin increased to 43% from 15% primarily due to decreased production costs associated with the transfer of doll production to China. During the second quarter of 2004, in connection with transferring doll production to China, LMOD increased its inventory obsolescence reserve by $0.22 million. Before this adjustment, LMOD’s gross profit margin would have been 29% in the second quarter of 2004. LPI’s gross profit margin decreased to 33% for the second quarter of 2005 as compared to 34% for the second quarter of 2004 due to changes in product mix.

        Total operating expenses of the consumer products segment for the three months ended June 30, 2005 were $2.05 million, compared to $1.58 million for the three months ended June 30, 2004, a 30% increase. LMOD’s total operating expenses increased $0.37 million to $1.64 million when comparing the three months ended June 30, 2005 to the three months ended June 30, 2004. Sales and marketing expense increased $0.16 million primarily due to increases in salaries, shared advertising fees and bad debt expense. During the second quarter of 2004, LMOD decreased its allowance for doubtful accounts receivable by $0.19 million resulting in a reduction of bad debt expense. New product development costs at LMOD increased $0.08 million, primarily due to increased salaries for the department and additional severance costs in the second quarter of 2005. General and administrative expenses increased $0.13 million, primarily due to a charge of $0.35 million during the second quarter of 2005 for the remaining lease payments related to a warehouse facility in Columbus, Ohio, which was vacated during the second quarter of 2005. The lease for the vacant warehouse is in effect until August 15, 2006, and LMOD is currently attempting to sublease the warehouse, however, efforts to date have been unsuccessful. LMOD has relocated its warehousing operations to property which it owns in Belpre, Ohio. Decreases in various operating costs resulted in a reduction of $0.22 million of general and administrative expenses. LPI’s operating expenses increased $0.10 million to $0.40 million for the second quarter of 2005. Sales and marketing expenses increased $0.03 million primarily due to increases in salaries and commissions. In 2005, a new sales person was added and commissions were paid on the new orders resulting from the use of sales representatives. New product development costs increased $0.03 million due to the addition of a new designer, while general and administrative expenses increased $0.04 million due to depreciation and building maintenance expenses. In September of 2004, LPI purchased the building from BMSBLC in which it was previously a tenant.

        When comparing the second quarter of 2005 to the second quarter of 2004, other income increased $0.06 million. During the second quarter of 2005, LPI’s other income increased $0.04 million due to rental income that LPI receives from a tenant in its building. During the second quarter of 2005, LMOD had $0.02 million of miscellaneous income.

        Interest expense and intercompany loans have been eliminated for consolidation purposes. At June 30, 2005, LMOD owed the Parent $4.2 million, consisting of a line of credit of $0.50 million and an unsecured note of $3.7 million. LMOD owed BMSBLC $3.61 million, consisting of a line of credit of $1.63 million and a first mortgage on real estate of $1.98 million. The average interest rate on LMOD’s notes was 6.5% at June 30, 2005. At June 30, 2005, LPI owed BMSBLC $7.85 million consisting of a line of credit of $2.0 million, an unsecured note of $2.35 million, and a first mortgage on real estate of $3.5 million. The average interest rate on LPI’s notes was 6.7% at June 30, 2005. Before intercompany eliminations, interest expense for the consumer products segment and interest income to the financial services segment was $0.25 million for the quarter ended June 30, 2005.

        For the three months ended June 30, 2005 and 2004, the consumer products segment did not record any income tax expense or benefit. Management has determined, based on the level of continuing losses of the consumer products segment, that it would provide a valuation allowance for the full amount of any net operating loss carryforwards and other net deferred income tax assets, due to uncertainties of realization in the near term. If the consumer products segment becomes profitable, the existing net operating loss carryforwards should be available to be utilized against future taxable income. In assessing the recoverability of deferred income tax assets, including net operating loss carryforwards, management considers whether it is more likely than not, in the foreseeable future, that some portion or all of the deferred income tax assets will not be realized. The realization of deferred income tax assets in this instance is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards would be available to offset the taxable income. At June 30, 2005, there were unused net operating loss carryforwards of approximately $8.59 million available to be used to offset against future federal taxable income.

Financial Services

        The financial services segment net loss after the preferred stock dividend payment was $0.16 million for the three months ended June 30, 2005, compared to net income of $0.12 million for the three months ended June 30, 2004.

        Interest income on loans decreased 26% to $0.42 million for the three months ended June 30, 2005, as compared to $0.57 million for the three months ended June 30, 2004. The overall decrease in interest income was primarily due to a $18.8 million decrease in average total loans outstanding when comparing the three months ended June 30, 2005, to the three months ended June 30, 2004. During the three months ended June 30, 2005, competitive pressures resulted in a reduction in loans of $3.19 million due to pay-offs, while normal principal reductions amounted to $0.62 million. During the three months ended June 30, 2005, $0.70 million of new loan participations through InvestorsBank were added to the loan portfolio. Participations with InvestorsBank comprised approximately 63% of the loan portfolio at June 30, 2005.

        Due to the requirement to redeem $16.85 million of preferred stock by July 1, 2008, the Parent and BMSBLC will use the proceeds of loan maturities, payoffs, and sales of leased properties to reduce outstanding indebtedness and therefore they do not intend to make any new loans or purchase any new properties, except for the purchase of loan participations from InvestorsBank. Thus, the Company’s plan to redeem its preferred stock is resulting in BMSBLC’s inability to maintain the size of its loan and leased property portfolio. Management anticipates that the loan and leased property portfolio will be reduced to the extent required to redeem the Company’s preferred stock. The preferred stock is redeemable, in whole or in part at the option of the Company, on any dividend payment date during the period from July 1, 2006, to June 30, 2008, at $25 per share plus accrued and unpaid dividends.

        Rental income decreased 38% to $0.50 million for the three months ended June 30, 2005, as compared to $0.81 million for the three months ended June 30, 2004. During the second quarter of 2004, rental income included the collection of $0.04 million of rent that was on nonaccrual. Rental income for the three months ended June 30, 2005 increased $0.01 million due to scheduled rent increases and decreased $0.32 million due to leased property sales and vacant buildings. Four properties were sold during the first quarter of 2005, resulting in a gain of $0.56 million , net of income taxes. There were no sales of leased properties during the three months ended June 30, 2005. All tenants were current in their rent payments at June 30, 2005, and two vacant rental properties with a carrying value of $3.27 million were available for sale or lease at June 30, 2005.

        Net interest margin is determined by dividing the total of interest income on loans and rental income less interest expense by the total of average loans and leased properties. The interest margin for the three months ended June 30, 2005, was 4.21% compared to 4.73% for the three months ended June 30, 2004. During the second quarter of 2005, average loans outstanding of $26.59 million (net of intercompany loans) generated $0.42 million in interest income and average leased properties of $19.54 million generated $0.50 million in rental income. The average gross return for the second quarter of 2005 on rental properties was approximately 10.2% while the average gross return on loans was approximately 6.3%. During the second quarter of 2004, average loans outstanding of $45.39 million (net of intercompany loans) generated $0.57 million in interest income and average leased properties of $30.03 million (net of intercompany properties) generated $0.81 million in rental income. The average gross return during the second quarter of 2004 on rental properties was approximately 10.8% while the average gross return on loans was approximately 5.0%.

        Interest expense decreased 10% to $0.43 million for the three months ended June 30, 2005, as compared to $0.48 million for the three months ended June 30, 2004, primarily due to a decrease in the outstanding average debt balance. The average debt balance decreased $28.26 million when comparing the second quarter of 2005 to the second quarter of 2004 as a result of the decrease in loans as explained above. However, BMSBLC’s cost of funds is based primarily on variable interest rates. The average prime rate for the second quarter of 2005 was 5.91% while the average prime rate for the second quarter of 2004 was 4.0%. As a result, BMSBLC’s cost of funds was 191 basis points higher when comparing the second quarter of 2005 to the second quarter of 2004 due to the increase in short-term rates. The average cost of funds was 4.96% for the second quarter of 2005 as compared to 3.02% for the second quarter of 2004. During 2004, a substantial amount of commercial paper which had matured was not able to be replaced by sales of additional commercial paper, requiring BMSBLC to draw upon the back-up bank line of credit. During the second quarter of 2004, commercial paper with an average cost of 2.13% comprised approximately 65% of BMSBLC’s debt structure. At June 30, 2005, commercial paper was no longer available to BMSBLC. Instead, BMSBLC’s line of credit comprised 82% of its debt structure with an average rate of 4.7% at June 30, 2005. The cost of the line of credit was approximately 40 to 50 basis points higher than the cost of commercial paper.

        BMSBLC’s debt facility consists of a $30 million line of credit that matures on June 23, 2006. At June 30, 2005, BMSBLC had $3.4 million in lending capability with outstanding unfunded commitments of $6.35 million. Management expects that due to scheduled loan maturities and sales of leased properties BMSBLC will be able to fund the outstanding commitments. The redemption requirements of $16.85 million of preferred stock requires the Company to focus on asset quality while de-leveraging the balance sheet. For further details regarding the current levels of debt, see “Liquidity and Capital – Financial Services”, herein.

        Other miscellaneous income remained the same at $0.01 million for the three months ended June 30, 2005 and 2004. Other miscellaneous income is composed primarily of prepayment penalties, letter of credit fees and late payment fees.

        Depreciation expense decreased $0.09 million due to leased property sales and vacancies when comparing the three months ended June 30, 2005 to 2004. Management fees under the management fee agreement with InvestorsBank in the second quarter of 2005 decreased $0.03 million from the second quarter of 2004, due to the decrease in loans under management and from the sale of leased properties. Other operating expenses decreased $0.02 million when comparing the two quarters due to decreases in transfer agent costs and in carrying costs for leased properties.

        The Parent and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to common shareholders. However, the REIT may retain capital gains from the sale of real estate and pay income tax on that gain. In January, 2005, the Parent paid $0.13 million in capital gains taxes which were accrued at December 31, 2004. At June 30, 2005, $0.21 million of income tax expense was accrued on $0.59 million of tax basis capital gains from the sale of real estate during the first quarter of 2005.

        Interest expense and intercompany loans have been eliminated for consolidation purposes. At June 30, 2005, LMOD owed the Parent $4.2 million, consisting of a line of credit of $0.50 million and an unsecured note of $3.7 million. LMOD owed BMSBLC $3.61 million, consisting of a line of credit of $1.63 million and a first mortgage on real estate of $1.98 million. The average interest rate on LMOD’s notes was 6.5% at June 30, 2005. At June 30, 2005, LPI owed BMSBLC $7.85 million consisting of a line of credit of $2.0 million, an unsecured note of $2.35 million, and a first mortgage on real estate of $3.5 million. The average interest rate on LPI’s notes was 6.7% at June 30, 2005. Before intercompany eliminations, interest expense for the consumer products segment and interest income to the financial services segment was $0.25 million for the quarter ended June 30, 2005.

For the six months ended June 30, 2005 and June 30, 2004

        The Company’s total net loss applicable to common shareholders for the six months ended June 30, 2005 equaled ($1.52) million, or ($0.41) per common share (diluted), as compared to ($1.57) million, or ($0.42) per common share (diluted), for the six months ended June 30, 2004.

For the Six Months Ended	06/30/2005	06/30/2004
Consumer products segment net loss	($1.79) million	($1.66) million
Per common share (diluted)	($0.48)	($0.44)
Financial services segment net income
after payment of preferred stock dividend	$0.27 million	$0.09 million
Per common share (diluted)	$0.07	$0.02

        The consumer products segment’s net loss increased $0.13 million when comparing the first six months of 2005 to the first six months of 2004. Total gross profit margin increased $0.52 million, primarily due to decreased production costs associated with the transfer of doll production to China in July of 2004. This increase was offset by increased operating expenses.

        For the financial services segment both rental income and loan income decreased when comparing the first six months of 2005 to the first six months of 2004. This was the result of a decline in both leased properties and loans, which is in accordance with management’s plan to reduce loans and leased properties in anticipation of the redemption of the preferred stock. The increase in the financial services segment’s net income was primarily due to $0.56 million of gains on sales of leased properties (net of income taxes).

Consumer Products

        Net sales for the consumer products segment for the six months ended June 30, 2005, increased 1% to $5.35 million from $5.28 million for the six months ended June 30, 2004. During the first six months of 2005, LMOD’s net sales were $2.86 million (a decrease of $0.35 million from the first six months of 2004) and LPI’s net sales were $2.49 million (an increase of $0.42 million from the first six months of 2004). At LMOD, sales of play dolls to retailers decreased $0.26 million when comparing the first six months of 2005 to the first six months of 2004, while sales to dealers of ASC dolls decreased $0.46 million. The ASC sales decrease was offset by increased sales of $0.37 million of Newborn Nursery® dolls and accessories to the Saks Department Store Group and Belk, Inc. stores. During 2005, $0.21 million in start-up orders for twelve Newborn Nursery® boutiques were shipped and $0.22 million in reorders were shipped. During the second quarter of 2004, $0.07 million in start-up orders for the first three Newborn Nursery® boutiques were shipped. Dealer sales continue to be lower due to the lack of demand for collectible dolls. LMOD’s management is continuing to look for new ways to increase the demand for their dolls. At LPI, the increase in sales was due to new orders resulting from the use of sales representatives as well as larger orders from an existing customer.

        Cost of goods sold decreased 12% to $3.22 million for the six months ended June 30, 2005, compared to $3.67 million for the six months ended June 30, 2004. LMOD’s cost of goods sold decreased to $1.48 million from $2.30 million while LPI’s cost of goods sold increased to $1.74 million from $1.37 million. Total gross profit margin increased to 40% from 30% in the prior year. LMOD’s gross profit margin increased to 48% from 28% primarily due to decreased production costs associated with the transfer of doll production to China. During 2004, in connection with transferring doll production to China, LMOD increased its inventory obsolescence reserve by $0.22 million. Before this adjustment, LMOD’s gross profit margin would have been 35% during the first six months of 2004. LPI’s gross profit margin decreased to 30% for the first six months of 2005 as compared to 34% for the first six months of 2004 due to changes in customers and product mix.

        Total operating expenses of the consumer products segment for the six months ended June 30, 2005, were $4.03 million compared to $3.39 million for the six months ended June 30, 2004, a 19% increase. LMOD’s total operating expenses increased $0.49 million to $3.25 million when comparing the six months ended June 30, 2005 to the six months ended June 30, 2004. Sales and marketing expense increased $0.32 million, primarily due to increases in salaries, shared advertising fees and bad debt expense. The shared advertising fees include one-time start-up costs of $0.11 million associated with the opening of twelve Newborn Nursery® boutiques during the first quarter of 2005. During 2004, bad debt expense was reduced by $0.19 million due to a reduction in LMOD’s allowance for doubtful accounts receivable which did not reoccur in 2005. New product development costs at LMOD increased $0.11 million, primarily due to increased salaries for the department and additional severance costs in the second quarter of 2005. General and administrative expenses increased when comparing the first six months of 2005 to the first six months of 2004, primarily due to a charge of $0.35 million during the second quarter of 2005 for the remaining lease payments related to a warehouse facility in Columbus, Ohio, which was vacated during the second quarter of 2005. The lease for the vacant warehouse is in effect until August 15, 2006, and LMOD is currently attempting to sublease the warehouse, however, efforts to date have been unsuccessful. LMOD has relocated its warehousing operations to property which it owns in Belpre, Ohio. This increase in the general and administrative expenses was offset by a reduction in restructuring expenses. LPI’s operating expenses increased $0.15 million to $0.78 million for the first six months of 2005. Sales and marketing expenses increased $0.04 million primarily due to increases in salaries and commissions. In 2005, a new sales person was added to the staff and commissions were paid on new orders resulting from the use of sales representatives. New product development costs increased $0.04 million due to the addition of a new designer, while general and administrative expenses increased $0.07 million due to due to depreciation and building maintenance expenses. In September of 2004, LPI purchased the building from BMSBLC in which it was previously a tenant .

        When comparing the first six months of 2005 to the first six months of 2004, other income increased $0.01 million. During the first six months of 2005, LPI’s other income increased $0.08 million due to rental income that LPI receives from a tenant in its building and LMOD’s other income totaled $0.01 million. During the first six months of 2004, LMOD reported $0.08 million of other income as a result of settlements with defendants regarding legal actions taken to prevent the sale of certain dolls that management believed infringed on LMOD’s copyrights and other intellectual property.

        Interest expense and intercompany loans have been eliminated for consolidation purposes. At June 30, 2005, LMOD owed the Parent $4.2 million, consisting of a line of credit of $0.50 million and an unsecured note of $3.7 million. LMOD owed BMSBLC $3.61 million, consisting of a line of credit of $1.63 million and a first mortgage on real estate of $1.98 million. The average interest rate on LMOD’s notes was 6.5% at June 30, 2005. At June 30, 2005, LPI owed BMSBLC $7.85 million consisting of a line of credit of $2.0 million, an unsecured note of $2.35 million, and a first mortgage on real estate of $3.50 million. The average interest rate on LPI’s notes was 6.7% at June 30, 2005. Before intercompany eliminations, interest expense for the consumer products segment and interest income to the financial services segment was $0.46 million for the six months ended June 30, 2005.

        For the six months ended June 30, 2005 and 2004, the consumer products segment did not record any income tax expense or benefit. Management has determined, based on the level of continuing losses of the consumer products segment, that it would provide a valuation allowance for the full amount of any net operating loss carryforwards and other net deferred income tax assets, due to uncertainties of realization in the near term. If the consumer products segment becomes profitable, the existing net operating loss carryforwards should be available to be utilized against future taxable income. In assessing the recoverability of deferred income tax assets, including net operating loss carryforwards, management considers whether it is more likely than not, in the foreseeable future, that some portion or all of the deferred income tax assets will not be realized. The realization of deferred income tax assets in this instance is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards would be available to offset the taxable income. At June 30, 2005, there were unused net operating loss carryforwards of approximately $8.59 million available to be used to offset against future federal taxable income.

Financial Services

        The financial services segment net income after the preferred stock dividend payment of $0.45 million was $0.27 million for the six months ended June 30, 2005, compared to net income of $0.09 million for the six months ended June 30, 2004.

        Interest income on loans decreased 28% to $0.88 million for the six months ended June 30, 2005, as compared to $1.23 million for the six months ended June 30, 2004. The overall decrease in interest income was primarily due to a $19.69 million decrease in average total loans outstanding when comparing the six months ended June 30, 2005, to the six months ended June 30, 2004. During the six months ended June 30, 2005, competitive pressures resulted in a reduction in loans of $9.53 million due to pay-offs, while normal principal reductions amounted to $1.01 million. During the six months ended June 30, 2005, $2.55 million of new loan participations through InvestorsBank were added to the loan portfolio. Participations with InvestorsBank comprised approximately 63% of the loan portfolio at June 30, 2005.

        Due to the requirement to redeem $16.85 million of preferred stock by July 1, 2008, the Parent and BMSBLC will use the proceeds of loan maturities, payoffs, and sales of leased properties to reduce outstanding indebtedness and therefore they do not intend to make any new loans or purchase any new properties, except for the purchase of loan participations from InvestorsBank. Thus, the Company’s plan to redeem its preferred stock is resulting in BMSBLC’s inability to maintain the size of its loan and leased property portfolio. Management anticipates that the loan and leased property portfolio will be reduced to the extent required to redeem the Company’s preferred stock. The preferred stock is redeemable, in whole or in part at the option of the Company, on any dividend payment date during the period from July 1, 2006, to June 30, 2008, at $25 per share plus accrued and unpaid dividends.

        Rental income decreased 33% to $1.03 million for the six months ended June 30, 2005, as compared to $1.53 million for the six months ended June 30, 2004, due to leased property sales and vacant buildings. Four properties were sold during the first quarter of 2005, resulting in a gain of $0.56 million , net of income taxes. All tenants were current in their rent payments at June 30, 2005, and two vacant rental properties with a carrying value of $3.27 million were available for sale or lease at June 30, 2005.

        Net interest margin is determined by dividing the total of interest income on loans and rental income less interest expense by the total of average loans and leased properties. The interest margin for the six months ended June 30, 2005, was 4.12% compared to 4.23% for the six months ended June 30, 2004. During the first six months of 2005, average loans outstanding of $29.19 million (net of intercompany loans) generated $0.88 million in interest income and average leased properties of $20.35 million generated $1.03 million in rental income. The average gross return for the first six months of 2005 on rental properties was approximately 10.1% while the average gross return on loans was approximately 6.0%. During the first six months of 2004, average loans outstanding of $48.88 million (net of intercompany loans) generated $1.23 million in interest income and average leased properties of $30.03 million (net of intercompany properties) generated $1.53 million in rental income. The average gross return during the first six months of 2004 on rental properties was approximately 10.2% while the average gross return on loans was approximately 5.0%.

        Interest expense decreased 19% to $0.88 million for the six months ended June 30, 2005, as compared to $1.08 million for the six months ended June 30, 2004, primarily due to a decrease in the outstanding average debt balance. The average debt balance decreased $28.33 million when comparing the first six months of 2005 to the first six months of 2004 as a result of the decrease in loans as explained above. However, BMSBLC’s cost of funds is based primarily on variable interest rates. The average prime rate for the first six months of 2005 was 5.68% while the average prime rate for the first six months of 2004 was 4.0%. As a result, BMSBLC’s cost of funds was 168 basis points higher when comparing the first six months of 2005 to the first six months of 2004 due to the increase in short-term rates. The average cost of funds was 4.72% for the first six months of 2005 as compared to 3.0% for the first six months of 2004. During 2004, a substantial amount of commercial paper which had matured was not able to be replaced by sales of additional commercial paper, requiring BMSBLC to draw upon the back-up bank line of credit. During the first six months of 2004, commercial paper with an average cost of 2.13% comprised approximately 58% of BMSBLC’s debt structure. At June 30, 2005, commercial paper was no longer available to BMSBLC. Instead, BMSBLC’s line of credit comprised 82% of its debt structure with an average rate of 4.7% at June 30, 2005. The cost of the line of credit was approximately 40 to 50 basis points higher than the cost of commercial paper.

        BMSBLC’s debt facility consists of a $30 million line of credit that matures on June 23, 2006. At June 30, 2005, BMSBLC had $3.4 million in lending capability with outstanding unfunded commitments of $6.35 million. Management expects that due to scheduled loan maturities and sales of leased properties BMSBLC will be able to fund the outstanding commitments. The redemption requirements of $16.85 million of preferred stock requires the Company to focus on asset quality while de-leveraging the balance sheet. For further details regarding the current levels of debt, see “Liquidity and Capital – Financial Services”, herein.

        Other miscellaneous income remained the same at $0.02 million for the six months ended June 30, 2005 and 2004. Other miscellaneous income is composed primarily of prepayment penalties, letter of credit fees and late payment fees.

        Depreciation expense decreased $0.16 million due to leased property sales and vacancies when comparing the six months ended June 30, 2005 to 2004. Management fees under the management fee agreement with InvestorsBank in the first six months of 2005 decreased $0.06 million from the first six months of 2004, due to the decrease in loans under management and from the sale of leased properties. Other operating expenses decreased $0.06 million when comparing the six months ended June 30 2005 to 2004, due to decreases in transfer agent costs and in carrying costs for leased properties.

        The Parent and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to common shareholders. However, the REIT may retain capital gains from the sale of real estate and pay income tax on that gain. In January, 2005, the Parent paid $0.13 million in capital gains taxes which were accrued at December 31, 2004. At June 30, 2005, $0.21 million of income tax expense was accrued on $0.59 million of tax basis capital gains from the sale of real estate during the first quarter of 2005.

        Interest expense and intercompany loans have been eliminated for consolidation purposes. At June 30, 2005, LMOD owed the Parent $4.2 million, consisting of a line of credit of $0.50 million and an unsecured note of $3.7 million. LMOD owed BMSBLC $3.61 million, consisting of a line of credit of $1.63 million and a first mortgage on real estate of $1.98 million. The average interest rate on LMOD’s notes was 6.5% at June 30, 2005. At June 30, 2005, LPI owed BMSBLC $7.85 million consisting of a line of credit of $2.0 million, an unsecured note of $2.35 million, and a first mortgage on real estate of $3.5 million. The average interest rate on LPI’s notes was 6.7% at June 30, 2005. Before intercompany eliminations, interest expense for the consumer products segment and interest income to the financial services segment was $0.46 million for the quarter ended June 30, 2005.

Liquidity and Capital

Consumer Products

        The consumer products segment’s net loss after intercompany transactions for the six months ended June 30, 2005, was $2.25 million. This was primarily financed by a $1.07 million reduction in accounts receivable due to the collection of accounts receivable balances after the year-end selling season and an increase in an intercompany line of credit of $1.41 million, which was offset by a $0.42 million increase in inventory.

        Total assets of consumer products were $13.08 million as of June 30, 2005, and $14.22 million as of December 31, 2004, an 8% decrease. Cash increased to $0.16 million at June 30, 2005, from $0.02 million at December 31, 2004.

        Accounts receivable, net of the allowance for doubtful accounts, decreased to $0.99 million at June 30, 2005, from $2.08 million at December 31, 2004, due to normal collections after the year-end selling season. LPI’s receivables decreased $0.36 million and LMOD’s receivables decreased $0.73 million.

        Inventory and prepaid inventory, net of the allowance for obsolescence, increased to $4.97 million at June 30, 2005, compared to $4.72 million at December 31, 2004. LMOD’s inventory increased $0.61 million and LPI’s inventory decreased by $0.36 million. Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. The increase in inventory at LMOD is seasonal due to the requirement to increase inventory in anticipation of higher sales in the third and fourth quarters of the year.

        Property and equipment, net of accumulated depreciation, decreased by $0.29 million as of June 30, 2005, compared to December 31, 2004, due to the disposal of unused equipment at LMOD. Property and equipment decreased by $0.12 million while accumulated depreciation increased by $0.17 million. Other prepaid expenses decreased $0.15 million from December 31, 2004 to June 30, 2005.

        Goodwill was recorded when the Company purchased the remaining interest in the stock from the estate of Lee Middleton, the founder of LMOD, on April 30, 1998. The purchase price exceeded the carrying value by $0.62 million. As of June 30, 2005 and December 31, 2004, the balance of the goodwill, net of previous accumulated amortization, was $0.51 million. Management has concluded that the goodwill is not impaired as of June 30, 2005.

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

        Other liabilities, excluding short-term borrowing, decreased $0.11 million to $1.26 million at June 30, 2005, from $1.37 million at December 31, 2004, due to decreases in accrued liabilities.

Financial Services

        During the first six months of 2005, the financial products segment’s net income after intercompany transactions was $1.19 million before dividends of $0.45 million were paid to preferred stockholders.

        Total assets of financial services were $43.28 million as of June 30, 2005, and $56.44 million as of December 31, 2004. Cash increased to $0.78 million at June 30, 2005 from $0.63 million at December 31, 2004.

        Interest receivable decreased to $0.14 million as of June 30, 2005, from $0.23 million at December 31, 2004. At June 30, 2005, four non-performing loans totaling $0.42 million in principal were on non-accrual, resulting in $0.01 million less of interest income which would have been recorded for the six months ending June 30, 2005, had the non-accruing loans been current in accordance with their original terms. All tenants were current in their rent payments at June 30, 2005, and December 31, 2004.

        Total loans (excluding intercompany loans) decreased by $7.99 million, or 24%, to $24.85 million at June 30, 2005, from $32.84 million at December 31, 2004, with a corresponding decrease in liabilities. As of June 30, 2005 and December 31, 2004, management did not provide an allowance for loan losses due to management’s belief that the collateral securing nonperforming loans was adequate to fully secure the debtors’ obligations to BMSBLC. At June 30, 2005, BMSBLC’s loan portfolio consisted of 41 loans, of which 18 were participated with InvestorsBank, five were intercompany loans and four were non-performing loans. The four non-performing loans, totaling $0.42 million in principal, were on non-accrual status at June 30, 2005. At December 31, 2004, there were five non-performing loans, totaling $1.17 million in principal, on non-accrual status. During February, 2005, one non-performing loan was paid in full, totaling $0.75 million in principal.

        Leased properties, net of accumulated depreciation, decreased to $17.06 million as of June 30, 2005, compared to $22.23 million as of December 31, 2004, primarily due to the sale of four leased properties with a net book value of $4.98 million, and $0.19 million of depreciation for the six months ended June 30, 2005. At June 30, 2005, BMSBLC owned fifteen properties with a net carrying value of $17.06 million. Two of these properties were vacant with a net carrying value of $3.27 million and were available for sale or lease at June 30, 2005. Management believes that the carrying value of the properties are not impaired as of June 30, 2005.

        Property and equipment and other assets, including prepaid amounts, decreased by $0.07 million due to decreases in prepaid items.

        The financial services’ total consolidated indebtedness at June 30, 2005, decreased $12.37 million from December 31, 2004, primarily as the result of the payment of indebtedness using the proceeds of the payoff of loans in the loan portfolio and the sale of leased properties.

Financial services debt	06/30/2005	12/31/2004
Short-term debt	$26.60 million	$37.82 million
Long-term debt	$5.84 million	$6.99 million
Redeemable preferred stock	$16.85 million	$16.85 million

        BMSBLC’s debt facility consists of a $30 million line of credit that matures on June 23, 2006. At June 30, 2005, BMSBLC had $3.4 million in lending capability with outstanding unfunded commitments of $6.35 million. Management expects that due to scheduled loan maturities and sales of leased properties BMSBLC will be able to fund the outstanding commitments.

        At June 30, 2005, commercial paper was no longer available to BMSBLC. Instead, BMSBLC’s short-term debt consisted of a line of credit with a balance of $26.6 million with an average rate of 4.7% at June 30, 2005. At December 31, 2004, the outstanding commercial paper balance was $7.07 million and the outstanding balance on the bank line of credit was $30.75 million.

        Long-term debt at June 30, 2005, consists of a term note of $5.33 million, which bears interest at a fixed rate of 6.98% through June 1, 2013, and $0.51 million of loan participations with repurchase options which bear interest at 7.19% until repaid. BMSBLC was in compliance with the covenants contained in its debt agreements as of June 30, 2005. At December 31, 2004, the outstanding balances were $5.67 million and $1.32 million, respectively.

        Accrued liabilities decreased to $0.87 million at June 30, 2005, as compared to $0.96 million at December 31, 2004, primarily due to the payment of real estate taxes due on leased properties.

        Due to the Parent’s required redemption of $16.85 million of outstanding preferred stock by July 1, 2008, BMSBLC expects to materially curtail its lending activities and purchase of leased properties. During the second quarter of 2004, the Board of Directors of the Company approved a plan to convert loans and leased properties of BMSBLC to cash as loans mature and leased properties are sold. The proceeds will be used to reduce outstanding debt and to redeem preferred stock during the redemption period. Under this policy, BMSBLC does not intend to make new loans or purchase new properties to lease, with only limited exceptions for participations with InvestorsBank. This reduction in assets will reduce the income available for common stock dividends. As a result, the Board of Directors has changed the common stock dividend policy from the payment of quarterly dividends to an annual dividend which would be payable in January for the preceding year. No dividends were paid to common shareholders in January of 2005. The preferred stock dividend of $0.335 per share per quarter ($1.34 annual dividend per preferred share) will continue to be paid on a quarterly basis.

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

        The Parent and BMSBLC’s debt structure and interest rate risk are managed through the use of fixed and variable rate debt. Management attempts to match variable rate loans with variable rate debt and fixed rate loans with fixed rate debt to the extent believed necessary to minimize interest rate risk. A significant portion of BMSBLC’s fixed rate loans and fixed rate leases are matched against fixed rate debt; therefore, the interest rate risk has been minimized. At June 30, 2005, an increase of 1% in the interest rate paid on the variable debt would increase the Company’s annual pre-tax profits in an amount approximating $80,000.

Item 4.     Controls and Procedures

        Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.

        Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, there were no changes in the Company’s internal control over financial reporting identified in such evaluation that occurred during the quarter ended June 30, 2005 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

The Company is not a defendant in any material pending legal proceeding and no such material proceedings are known to be contemplated.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 22, 2000, the Board of Directors of the Company authorized the repurchase of up to 325,000 shares of the Company’s common stock in open market or privately negotiated transactions. The program has no expiration date. The Company did not repurchase any shares under the program during the quarter ended June 30, 2005. As of June 30, 2005, the Company had the authority to repurchase 67,700 shares under that program.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 7, 2005, the annual meeting of shareholders was held. At the meeting Salvatore L. Bando and David A. Geraldson were elected by the holders of Preferred Stock, voting as a separate class, to serve as Directors of the Company until the next annual meeting of the shareholders. Peter A. Fischer and George R. Schonath were elected by the holders of the Preferred Stock and the Common Stock, voting together, to serve as Directors of the Company until the next annual meeting of shareholders. The Common Stock and Preferred Stock shareholders ratified the appointment of Virchow Krause & Company, LLP as the Company’s independent public accountants for the year ending December 31, 2005.

There were 3,727,589 issued and outstanding shares of Common Stock and 674,191 issued and outstanding shares of Preferred Stock at the time of the annual meeting. The voting on each item presented at the annual meeting was as follows:

	For	Withheld
Election of Directors
Preferred Stock votes:
Salvatore L. Bando	630,981	6,183
David A. Geraldson	623,581	13,583
Preferred and Common Stock votes:
Peter A. Fischer	4,027,940	74,350
George R. Schonath	4,026,598	75,692

	For	Against	Abstain	Total
Ratification of Accountants	4,071,145	19,320	11,825	4,102,290

Item 5.     OTHER INFORMATION

None.

Item 6.     EXHIBITS

List of Exhibits

The Exhibits to this Quarterly Report on Form 10-Q are identified on the Exhibit Index hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

THE MIDDLETON DOLL COMPANY
(Registrant)
Date: August 11, 2005	/s/ George R. Schonath
George R. Schonath
President and Chief Executive Officer
Date: August 11, 2005	/s/ Susan J. Hauke
Susan J. Hauke
Vice President Finance and Chief Financial Officer

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Tenth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto, and U.S. Bank National Association (formerly Firstar Bank, N.A., successor by merger to Firstar Bank Milwaukee, N.A.), as Agent, dated June 24, 2005 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, dated June 24, 2005, as filed with the Securities and Exchange Commission on July 22, 2005).

11	Computation of Net Loss Per Common Share

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of the President and Chief Executive Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.

32.2	Written Statement of the Chief Financial Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.