Form 10-Q
period 2005-09-30
MIDDLETON DOLL CO
filed 2005-11-14
CIK 723209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

or

[_]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission file number: 0-22663

THE MIDDLETON DOLL COMPANY
(Exact name of registrant as specified in its charter)

Wisconsin	39-1364345
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
W239 N1700 Busse Road
Waukesha, Wisconsin	53188-1160
(Address of principal executive offices)	(Zip Code)

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

Yes          No    X

On November 11, 2005, there were 3,727,589 shares outstanding of the Registrant’s common stock, 6-2/3 cents par value.

THE MIDDLETON DOLL COMPANY
FORM 10-Q INDEX

PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and
	December 31, 2004	3
	Consolidated Statements of Operations - For the Three and Nine Months
	Ended September 30, 2005 and 2004 (Unaudited)	5
	Consolidated Statements of Changes in Shareholders' Equity - For the Nine
	Months Ended September 30, 2005 and 2004 (Unaudited)	7
	Consolidated Statements of Cash Flows - For the Nine Months Ended
	September 30, 2005 and 2004 (Unaudited)	8
	Notes to the Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	24
Item 4.	Controls and Procedures	25
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits	26
	Signatures	27
	Exhibit Index	28

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Consumer Products
Cash and cash equivalents	$149,082	$17,977
Accounts receivable, net of allowance of
$183,438 and $154,833 as of September 30, 2005
and December 31, 2004, respectively	1,927,543	2,081,321
Inventory, net	5,237,369	4,390,345
Prepaid inventory	173,331	326,806
Other prepaid expenses	147,265	265,609

Total current assets	7,634,590	7,082,058
Property and equipment, net of accumulated
depreciation of $4,570,124 and $4,185,528 as of
September 30, 2005 and December 31, 2004, respectively	6,193,349	6,629,261
Goodwill	506,145	506,145

Total Consumer Products Assets	14,334,084	14,217,464

Financial Services
Cash and cash equivalents	212,756	628,160
Interest receivable	164,726	231,760
Loans, net of allowance of $0 as of September 30,	26,007,252	32,840,843
2005 and December 31, 2004
Leased properties:
Buildings, net of accumulated depreciation of
$2,370,890 and $2,829,319 as of September 30,
2005 and December 31, 2004, respectively	13,528,836	19,410,055
Land	1,987,122	2,817,388

Total leased properties	15,515,958	22,227,443
Property and equipment, net of accumulated
depreciation of $750,841 and $747,029 as of
September 30, 2005 and December 31, 2004, respectively	690	4,502
Other assets	306,627	509,450

Total Financial Services Assets	42,208,009	56,442,158

Total Assets	$56,542,093	$70,659,622

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	September 30, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Consumer Products
Short-term borrowings	$--	$220,000
Accounts payable	979,581	748,352
Accrued salaries	173,222	125,744
Accrued liabilities	512,857	493,634

Total Consumer Products Liabilities	1,665,660	1,587,730

Financial Services
Commercial paper	--	7,065,959
Lines of credit	27,000,000	30,750,000
State of Wisconsin Investment Board notes payable	5,166,667	5,666,667
Loan participations with repurchase options	268,810	1,322,807
Accrued liabilities	896,953	964,268

Total Financial Services Liabilities
Excluding Preferred Shares	33,332,430	45,769,701
Preferred shares subject to mandatory redemption, net	16,854,775	16,854,775

Total Financial Services Liabilities	50,187,205	62,624,476

SHAREHOLDERS’ EQUITY
Common stock, $0.0667 par value, 15,000,000 shares authorized
4,401,599 shares issued, 3,727,589 shares outstanding as of	293,441	293,441
September 30, 2005 and December 31, 2004, respectively
Additional paid-in capital	16,604,744	16,604,744
Accumulated deficit	(5,483,035)	(3,724,847)
Treasury stock, 674,010 shares, at cost	(6,725,922)	(6,725,922)

Total Shareholders’ Equity	4,689,228	6,447,416

Total Liabilities and Shareholders’ Equity	$56,542,093	$70,659,622

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Consumer Products
Net sales	$3,969,750	$5,107,559	$9,319,300	$10,391,450
Cost of goods sold	2,431,269	3,047,330	5,647,466	6,720,251

Gross profit	1,538,481	2,060,229	3,671,834	3,671,199

Operating expenses
Sales and marketing	694,929	567,057	1,963,500	1,482,057
New product development	171,348	247,404	688,865	614,589
General and administrative	1,126,779	965,854	3,370,672	3,068,954
Litigation settlement	(225,000)	--	(225,000)	(70,000)

Total operating expenses	1,768,056	1,780,315	5,798,037	5,095,600

Net operating income (loss)	(229,575)	279,914	(2,126,203)	(1,424,401)

Other income (expense)
Interest expense	(50)	(11,245)	(1,248)	(11,353)
Other income, net	42,388	15,379	145,839	35,147

Net other income	42,338	4,134	144,591	23,794

Income (loss) before income taxes, minority
interest and intercompany charges	(187,237)	284,048	(1,981,612)	(1,400,607)
Income tax expense	--	--	--	--
Minority interest in losses of subsidiaries	--	(922)	--	19,530

Income (loss) before intercompany charges -
Consumer Products	(187,237)	283,126	(1,981,612)	(1,381,077)

Financial Services
Revenues
Interest on loans	404,892	496,966	1,281,977	1,727,737
Rental income	449,266	757,284	1,480,354	2,286,306
Gain on sale of leased properties	265,068	81,290	1,034,492	81,290
Other income	7,294	38,727	28,382	63,062

Total revenues	1,126,520	1,374,267	3,825,205	4,158,395

Expenses
Interest expense	445,257	484,337	1,328,311	1,564,829
Depreciation expense	84,088	156,424	279,762	512,011
Management fee expense	176,244	221,306	575,506	676,080
Other operating expenses	152,326	349,420	440,128	699,316

Total expenses	857,915	1,211,487	2,623,707	3,452,236

Income before income taxes and
intercompany revenue	268,605	162,780	1,201,498	706,159
Less: applicable income tax expense	(93,045)	(37,012)	(299,248)	(37,012)

Income before intercompany revenue
- Financial Services	$175,560	$125,768	$902,250	$669,147

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (Continued)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Total Company
Income (loss) before income taxes,
minority interest and intercompany activity
Consumer products	$(187,237)	$284,048	$(1,981,612)	$(1,400,607)
Financial services	268,605	162,780	1,201,498	706,159

Total company	81,368	446,828	(780,114)	(694,448)
Income tax expense	(93,045)	(37,012)	(299,248)	(37,012)
Minority interest in losses of subsidiaries	--	(922)	--	19,530

Net income (loss)	(11,677)	408,894	(1,079,362)	(711,930)
Preferred stock dividends	(226,275)	(226,275)	(678,826)	(678,826)

Income (loss) applicable to common shareholders	$(237,952)	$182,619	$(1,758,188)	$(1,390,756)

Basic income (loss) per common share	$(0.06)	$0.05	$(0.47)	$(0.37)

Diluted income (loss) per common share	$(0.06)	$0.05	$(0.47)	$(0.37)

Weighted average shares outstanding	3,727,589	3,727,589	3,727,589	3,727,589

Segment Reconciliation
Consumer Products
Loss before intercompany charges	$(187,237)	$283,126	$(1,981,612)	$(1,381,077)
Interest and rent expense to parent	(277,030)	(191,798)	(736,757)	(573,908)
Management fees to parent	--	--	--	(114,000)
Forgiveness of management fees to parent	--	--	--	114,000

Total segment net income (loss)	(464,267)	91,328	(2,718,369)	(1,954,985)
Financial Services
Income before intercompany revenue	175,560	125,768	902,250	669,147
Interest and rent income from subsidiary	277,030	191,798	736,757	573,908
Management fees from subsidiary	--	--	--	114,000
Forgiveness of management fees from
subsidiary	--	--	--	(114,000)

Total segment net income	452,590	317,566	1,639,007	1,243,055
Net Income (Loss)	$(11,677)	$408,894	$(1,079,362)	$(711,930)

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Common Treasury Stock	Total
BALANCES,
December 31, 2003	$293,441	$16,604,744	$781,147	$(6,725,922)	$10,953,410
Net loss nine months
ended September 30, 2004	--	--	(711,930)	--	(711,930)
Cash dividends on
preferred stock	--	--	(678,826)	--	(678,826)
Cash dividends on
common stock	--	--	(745,509)	--	(745,509)

BALANCES,
September 30, 2004	$293,441	$16,604,744	$(1,355,118)	$(6,725,922)	$8,817,145

BALANCES,
December 31, 2004	$293,441	$16,604,744	$(3,724,847)	$(6,725,922)	$6,447,416
Net loss nine months
ended September 30, 2005	--	--	(1,079,362)	--	(1,079,362)
Cash dividends on
preferred stock	--	--	(678,826)	--	(678,826)

BALANCES,
September 30, 2005	$293,441	$16,604,744	$(5,483,035)	$(6,725,922)	$4,689,228

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2005		For the Nine Months Ended September 30, 2004
	Consumer Products	Financial Services	Consumer Products	Financial Services
Cash Flows from Operating Activities:
Segment net income (loss)	$(2,718,369)	$1,639,007	$(1,954,985)	$1,243,055
Adjustments to reconcile segment net income (loss)
to net cash flows from operating activities
Depreciation	649,576	279,762	661,232	512,010
Provision for losses on accounts receivable	34,514	--	(160,241)	--
Gain on sale of leased properties	--	(1,034,492)	--	(84,479)
Loss on disposal of property	27,293	--	--	3,189
Provision for obsolete inventory	--	--	116,389	--
Change in minority interest in subsidiaries	--	--	(19,530)	--
Net change in:
Accounts receivable	119,264	--	873,521	--
Inventory, net	(847,024)	--	317,830	--
Interest receivable	--	67,034	--	(4,762)
Rent receivable	--	--	--	89,954
Other assets	271,819	202,823	137,194	1,840,026
Accounts payable	231,229	--	88,016	--
Other liabilities	66,701	(67,315)	(115,595)	(172,292)

Net Cash Flows from (used in) Operating Activities	(2,164,997)	1,086,819	(56,169)	3,426,701

Cash Flows from Investing Activities:
Net loan repayments received	--	6,833,591	--	13,592,487
Proceeds from sale of investment	--	--	--	51,305
Proceeds from sale of leased properties	--	7,472,868	--	402,784
Purchase or construction of leased property	--	(2,841)	--	(12,624)
Property and equipment expenditures	(240,957)	--	(200,052)	--

Net Cash Flows from (used in) Investing Activities	(240,957)	14,303,618	(200,052)	14,033,952

Cash Flows from Financing Activities:
Net increase (decrease) in short term borrowings	(220,000)	--	490,000	--
Net decrease in commercial paper	--	(7,065,959)	--	(27,635,000)
Net increase (decrease) in lines of credit	--	(3,750,000)	--	18,375,000
Net payments on letter of credit	--	--	--	(235,000)
Repayment of SWIB notes	--	(500,000)	--	(2,500,000)
Repayment of loan participations with
repurchase options	--	(1,053,997)	--	(4,931,137)
Preferred stock dividends paid	--	(678,826)	--	(678,826)
Common stock dividends paid	--	--	--	(745,509)
Net intercompany transactions	2,757,059	(2,757,059)	(644,568)	644,568

Net Cash Flows from (used in) Financing Activities	2,537,059	(15,805,841)	(154,568)	(17,705,904)

Net change in cash and cash equivalents	131,105	(415,404)	(410,789)	(245,251)
Cash and equivalents beginning of period	17,977	628,160	697,558	654,846

Cash and equivalents end of period	$149,082	$212,756	$286,769	$409,595

Supplemental Cash Flow Disclosures
Cash paid for interest	$1,248	$1,277,082	$11,353	$1,592,083

Cash paid for income taxes	$--	$128,371	$7,683	$183,695

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

NOTE 2.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of September 30, 2005 and December 31, 2004, the results of operations for the three and nine months ended September 30, 2005 and 2004 and the statements of changes in shareholders’ equity and cash flows for the nine months ended September 30, 2005 and 2004 have been made. Such adjustments consisted only of normal recurring items. Operating results for the periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s 2004 Annual Report on Form 10-K. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

NOTE 3.    INVENTORY

Inventories of LMOD and LPI are valued at the lower of cost or market and utilize the first-in, first-out (FIFO) method to determine cost. The components of inventory are as follows:

	September 30, 2005	December 31, 2004
Raw materials	$558,493	$673,765
Work in process	25,293	51,776
Finished goods	4,942,788	3,984,216

	5,526,574	4,709,757
Allowance for obsolete inventory	(289,205)	(319,412)

	$5,237,369	$4,390,345

NOTE 4.    LEASE TERMINATION COSTS

During the second quarter of 2005, the consumer products segment incurred a charge of $0.35 million related to the remaining lease payments for a warehouse facility in Columbus, Ohio, which was vacated in the second quarter of 2005. LMOD is currently attempting to sublease the warehouse; however, efforts to date have been unsuccessful. At September 30, 2005, the obligation for $0.25 million, representing the remaining twelve future lease payments of $21,173 per month through August 15, 2006, is included in the accounts payable balance on the balance sheet of the consumer products segment.

NOTE 5.    INCOME TAXES

The Parent and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, the REIT is not subject to income tax on taxable income that is distributed to common shareholders. However, the REIT may retain capital gains from the sale of real estate and pay income tax on that gain. At September 30, 2005, $0.30 million of income tax expense was accrued on $0.85 million of tax basis capital gains from the sale of real estate during 2005.

Income tax expense (benefit) recorded by the Company that is attributable to the Consumer Products segment is calculated based on the determination of net income (loss) before the elimination of intercompany expenses. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized in the foreseeable future. In evaluating the consumer products segment’s ability to realize the net deferred income tax assets, the Company considers all available evidence, both positive and negative, including past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies that are prudent and feasible, and the forecast of future taxable income. In considering this information, the Company is required to make certain assumptions and judgments based on plans and estimates. Any changes in the Company’s assumptions and/or estimates may materially impact the Consumer Products segment’s income tax expense. At December 31, 2004 and September 30, 2005, the Consumer Products segment had recorded a valuation allowance equal to its net deferred income tax assets in the consolidated balance sheets. At September 30, 2005, the Consumer Products segment had net deferred income tax assets of approximately $4.40 million consisting primarily of net operating loss carryforwards. The net deferred income tax assets should be available to be utilized against future taxable income, for which no benefit has been recognized.

NOTE 6.    LOSS PER SHARE

See Exhibit 11 for the computation of the net loss per common share.

NOTE 7.    COMMITMENTS

Undisbursed construction and loan commitments totaled $3.68 million at September 30, 2005.

NOTE 8.    RECLASSIFICATIONS

Certain amounts previously reported have been reclassified to conform with the current presentation. The reclassifications had no impact on previously reported net income (loss).

NOTE 9.    RECENT ACCOUNTING DEVELOPMENTS

On December 15, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment” (SFAS 123R), which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of the compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces FASB Statement No. 123, “Accounting for Stock Issued to Employees”. SFAS 123R is effective for the Company’s reporting period ending March 31, 2006. The Company anticipates that the adoption of SFAS 123R will not have any impact on its consolidated financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Amounts presented as of September 30, 2005, and December 31, 2004, and for the three and nine month periods ended September 30, 2005, and September 30, 2004, include the consolidation of two segments. The financial services segment includes The Middleton Doll Company (the “Parent”) and Bando McGlocklin Small Business Lending Corporation (“BMSBLC”), a 100% owned subsidiary of the Parent. The consumer products segment includes Lee Middleton Original Dolls, Inc. (“LMOD”), a 99% owned subsidiary of the Parent and License Products, Inc. (“LPI”), a 100% owned subsidiary of LMOD. The term “Company”, when used herein, refers to the Parent, BMSBLC, LMOD and LPI on a consolidated basis.

        The loan and real estate portfolios of the Parent and BMSBLC are currently administered and managed by InvestorsBank (the “Bank”), a wholly-owned subsidiary of InvestorsBancorp, Inc. under a “Second Amended and Restated Management and Services and Allocation of Expenses Agreement” dated January 1, 2004, (the “Management Agreement”). In addition, the Bank provides certain management services to LMOD. George R. Schonath, President and Chief Executive Officer of the Parent and BMSBLC, is also President and Chief Executive Officer of the Bank and InvestorsBancorp, Inc. George Schonath and members of his family own all of the outstanding stock of InvestorsBancorp, Inc.

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

        On August 5, 2005, George Schonath, the current President, Chief Executive Officer and a Director of the Company, announced his retirement from the Company effective December 31, 2005. Also, on December 31, 2005, Susan J. Hauke, the current Vice President-Finance and Chief Financial Officer will resign from the Company. The Board of Directors will appoint their replacements prior to the end of the year.

        On October 14, 2005, it was announced that the Management Agreement discussed above will be terminated on December 31, 2005. The new Management Agreement, effective January 1, 2006, will retain the same fee structure for the loan and real estate management services as described above. However, the new Agreement discontinues the payment of the $365,000 annual fee to the Bank. Additionally, effective January 1, 2006, the new Management Agreement provides for payment of a monthly fee of $3,259 to the Bank for rent, building related expenses (such as real estate taxes, utilities, repairs and maintenance), and overhead expenses (such as telephone, receptionist services and miscellaneous expenses). Also, the Bank will be compensated for accounting and related services provided by Susan Hauke until June 30, 2006, in an amount not to exceed $17,500.

        During the past four years there has been a significant decrease in LMOD’s net sales within the consumer products segment due to a decrease in demand for collectible dolls. In order to increase the demand for collectible dolls, the collectible doll industry is attempting to raise consumer’s awareness of collectible dolls through additional marketing efforts. On August 5, 2005, George Schonath announced that a new management team was in place at LMOD to address the sales decline. Sales to dealers have begun to improve due to increased marketing efforts which include package incentives, extension of payment terms and more personal contact.

        Intense pricing competition from dolls produced in China also contributed to the decline in sales. Therefore, in June of 2004, LMOD transferred production of its high quality, lifelike Artist Studio Collection (ASC) dolls to a contract manufacturer in China to reduce manufacturing costs. The manufacturer in China that was selected to make ASC dolls was a current supplier at the time of its selection and has devoted a separate unit and staff exclusively to the manufacturing of these dolls. However, limited doll production continues at the LMOD facilities in Belpre, Ohio.

        Thirty-eight Newborn Nursery® boutiques, which were developed by LMOD for department stores, are now open. There are thirty-three boutiques within selected Saks Department Store locations and five boutiques at Belk, Inc. stores. The boutiques are located in the children’s department and provide an opportunity for children to experience the “adoption” of their very own lifelike baby in a simulated hospital nursery while encouraging the development of positive childhood memories. LMOD’s goal is to continue to expand the Newborn Nursery® concept with high volume retailers.

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

        Due to the Parent’s required redemption of $16.85 million of outstanding preferred stock by July 1, 2008, BMSBLC has materially reduced and expects to continue to materially reduce its lending and real estate leasing activities. During the second quarter of 2004, the Board of Directors of the Company approved a plan to convert loans and leased properties of BMSBLC to cash as loans mature and leased properties are sold. The proceeds will be used to reduce outstanding debt and to redeem preferred stock during the redemption period. Under this policy, BMSBLC does not intend to make new loans or purchase new properties to lease, with only limited exceptions for loan participations with InvestorsBank. This reduction in assets will reduce the income available for common stock dividends and, as a result, the Board of Directors has changed the common stock dividend policy from the payment of quarterly dividends to an annual dividend, if earned, which would be payable in January for the preceding year. No dividends were paid to common shareholders in January of 2005. The preferred stock dividend of $0.335 per share per quarter ($1.34 annual dividend per preferred share) will continue to be paid on a quarterly basis.

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

        Allowance for loan losses. Loans are reported at the amount of unpaid principal reduced by the allowance for loan losses. Management has the intent and the ability to hold loans for the foreseeable future or until maturity or payoff. Management reviews the value of the collateral securing each loan to determine if an allowance for loan losses is necessary. In this review, management evaluates past loan loss experience, the level of nonperforming loans, current economic conditions, loan volume, growth and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of underlying collateral, and other relevant factors.

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

Results of Operations

For the three months ended September 30, 2005 and September 30, 2004

        The Company’s total net loss applicable to common shareholders for the three months ended September 30, 2005 equaled ($0.24) million, or ($0.06) per common share (diluted), as compared to net income of $0.18 million, or $0.05 per common share (diluted), for the three months ended September 30, 2004.

For the Three Months Ended	09/30/2005	09/30/2004
Consumer products segment net income (loss)	($0.19) million	$0.28 million
Per common share (diluted)	($0.05)	$0.08
Financial services segment net (loss) income
after payment of preferred stock dividend	($0.05) million	($0.10) million
Per common share (diluted)	($0.01)	($0.03)

        The consumer products segment’s net loss of $0.19 million for the quarter ended September 30, 2005, was a net decrease of $0.47 million when comparing the third quarter net loss of 2005 to the third quarter net income of 2004. At LMOD, the third quarter of 2004 included a $1.58 million holiday shipment of play dolls to a large retailer which did not reoccur in 2005.

        For the financial services segment both rental income and loan income decreased when comparing the third quarter of 2005 to the third quarter of 2004. This was the result of a decline in both the number of leased properties and the principal balances of loans outstanding which is in accordance with management’s plan to reduce loans and leased properties in anticipation of the redemption of the preferred stock.

Consumer Products

        Net sales for the consumer products segment for the three months ended September 30, 2005 decreased to $3.97 million from $5.11 million for the three months ended September 30, 2004. During the third quarter of 2005, LMOD’s net sales were $2.61 million (a decrease of $1.15 million from the third quarter of 2004) and LPI’s net sales were $1.36 million (an increase of $0.01 million from the third quarter of 2004). At LMOD, sales of play dolls to retailers decreased $1.67 million when comparing the third quarter of 2005 to the third quarter of 2004. The third quarter of 2004 included a $1.58 million holiday shipment of play dolls to a large retailer which did not reoccur in 2005. Sales to dealers of ASC dolls increased $0.40 million when comparing the two quarters which includes a $0.10 million increase due to the opening of additional Newborn Nursery® boutiques and $0.30 million in new sales of “Breath Of Life Babies® — Breathing Too® during the third quarter of 2005.

        Cost of goods sold decreased 20% to $2.43 million for the three months ended September 30, 2005, compared to $3.05 million for the three months ended September 30, 2004, primarily due to the decrease in sales. LMOD’s cost of goods sold decreased to $1.62 million from $2.14 million while LPI’s cost of goods sold decreased to $0.81 million from $0.91 million. Total gross profit margin decreased to 39% from 40% in the prior year and both periods reflect the reduction in manufacturing costs at LMOD associated with the transfer of production to China. LMOD’s gross profit margin decreased to 38% from 43% due to selected special price reductions and freight incentives in order to reduce inventory levels. LPI’s gross profit margin increased to 40% for the third quarter of 2005 as compared to 32% for the third quarter of 2004, primarily due to new products and changes in product mix.

        Total operating expenses of the consumer products segment for the three months ended September 30, 2005 were $1.77 million, compared to $1.78 million for the three months ended September 30, 2004. LMOD’s total operating expenses decreased $0.04 million to $1.41 million when comparing the three months ended September 30, 2005 to the three months ended September 30, 2004. Sales and marketing expense of LMOD increased $0.14 million primarily due to increases in shared advertising fees associated with the opening of the new Newborn Nursery® boutiques. New product development costs at LMOD decreased $0.07 million due to the restructuring of the quality control department after production was moved to China. General and administrative expenses increased $0.12 million due to salary expenses related to the new management at LMOD and due to additional severance costs. During the third quarter of 2005, $0.23 million in proceeds were received from the settlement of a copyright infringement lawsuit which favorably impacted total operating expenses. LPI’s operating expenses increased $0.03 million to $0.36 million for the third quarter of 2005. Sales and marketing expenses decreased $0.01 million and new product development costs remained the same. General and administrative expenses increased $0.04 million due to depreciation and building maintenance expenses as a result of LPI purchasing the building in September of 2004 from BMSBLC in which it was previously a tenant.

        When comparing the third quarter of 2005 to the third quarter of 2004, other income increased $0.04 million. During the third quarter of 2005, LPI’s other income increased $0.03 million due to rental income that LPI receives from a tenant in its building and non-intercompany interest expense decreased $0.01 million at LMOD.

        Interest expense and intercompany loans have been eliminated for consolidation purposes. At September 30, 2005, LMOD owed the Parent $4.2 million, consisting of a line of credit of $0.50 million and an unsecured note of $3.7 million. LMOD owed BMSBLC $4.73 million, consisting of a line of credit of $2.75 million and a first mortgage on real estate of $1.98 million. The average interest rate on LMOD’s notes was 7.0% at September 30, 2005. At September 30, 2005, LPI owed BMSBLC $7.85 million consisting of a line of credit of $2.0 million, an unsecured note of $2.35 million, and a first mortgage on real estate of $3.5 million. The average interest rate on LPI’s notes was 7.2% at September 30, 2005. Before intercompany eliminations, interest expense for the consumer products segment and interest income to the financial services segment was $0.28 million for the quarter ended September 30, 2005.

        For the three months ended September 30, 2005 and 2004, the consumer products segment did not record any income tax expense or benefit. Management has determined, based on the level of continuing losses of the consumer products segment, that it would provide a valuation allowance for the full amount of any net operating loss carryforwards and other net deferred income tax assets, due to uncertainties of realization in the near term. If the consumer products segment becomes profitable, the existing net operating loss carryforwards should be available to be utilized against future taxable income. In assessing the recoverability of deferred income tax assets, including net operating loss carryforwards, management considers whether it is more likely than not, in the foreseeable future, that some portion or all of the deferred income tax assets will not be realized. The realization of deferred income tax assets in this instance is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards would be available to offset the taxable income. At September 30, 2005, there were unused net operating loss carryforwards of approximately $8.78 million available to be used to offset against future federal taxable income.

Financial Services

        The financial services segment net loss after the preferred stock dividend payment was $0.05 million for the three months ended September 30, 2005, compared to a net loss of $0.10 million for the three months ended September 30, 2004.

        Interest income on loans decreased 20% to $0.40 million for the three months ended September 30, 2005, as compared to $0.50 million for the three months ended September 30, 2004. During the three months ended September 30, 2005, $2.44 million of new loan participations were purchased from InvestorsBank, while normal principal reductions amounted to $0.50 million and loan payoffs were $0.79 million. Participations with InvestorsBank comprised approximately 66% of the loan portfolio at September 30, 2005. The decrease in interest income was primarily due to a $12.48 million decrease in average total loans outstanding when comparing the three months ended September 30, 2005, to the three months ended September 30, 2004, which is in accordance with management’s plan to reduce loans and leased properties in anticipation of the redemption of the preferred stock.

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

        Rental income decreased 41% to $0.45 million for the three months ended September 30, 2005, as compared to $0.76 million for the three months ended September 30, 2004, as a result of an increase of $0.01 million due to scheduled rent increases and a decrease of $0.32 million due to leased property sales and vacant buildings. One property was sold during the third quarter of 2005, resulting in a gain of $0.17 million, net of income taxes. All tenants were current in their rent payments at September 30, 2005, and three vacant rental properties with a carrying value of $3.66 million were available for sale or lease at September 30, 2005.

        Net interest margin is determined by dividing the total of interest income on loans and rental income less interest expense by the total of average loans and leased properties. The interest margin for the three months ended September 30, 2005, was 3.63% compared to 4.57% for the three months ended September 30, 2004. Although the average gross return on loans increased during the third quarter of 2005 due to prime rate increases, the increase was offset by the reduction in rents resulting from the decline in leased properties, which have a higher average gross return. During the third quarter of 2005, average loans outstanding of $25.77 million (net of intercompany loans) generated $0.40 million in interest income and average leased properties of $18.26 million generated $0.45 million in rental income. The average gross return for the third quarter of 2005 on rental properties was approximately 9.8%, while the average gross return on loans was approximately 6.2%. During the third quarter of 2004, average loans outstanding of $38.25 million (net of intercompany loans) generated $0.50 million in interest income and average leased properties of $28.43 million (net of intercompany properties) generated $0.76 million in rental income. The average gross return during the third quarter of 2004 on rental properties was approximately 10.7%, while the average gross return on loans was approximately 5.2%.

        Interest expense decreased 6% to $0.45 million for the three months ended September 30, 2005, as compared to $0.48 million for the three months ended September 30, 2004, primarily due to a decrease in the outstanding average debt balance. The average debt balance decreased $21.45 million when comparing the third quarter of 2005 to the third quarter of 2004 as a result of the decrease in loans and leased properties as explained above. However, BMSBLC’s cost of funds is based primarily on variable interest rates. The average cost of funds was 5.37% for the third quarter of 2005 as compared to 3.52% for the third quarter of 2004. As a result, BMSBLC’s cost of funds was 185 basis points higher when comparing the third quarter of 2005 to the third quarter of 2004 due to the increase in short-term rates.

        BMSBLC’s debt facility consists of a $30 million line of credit that matures on June 23, 2006. At September 30, 2005, BMSBLC had $3.0 million in lending capability with outstanding unfunded commitments of $3.68 million. Management expects that due to scheduled loan maturities and sales of leased properties BMSBLC will be able to fund the outstanding commitments. The redemption requirements of $16.85 million of preferred stock requires the Company to focus on asset quality while de-leveraging the balance sheet. For further details regarding the current levels of debt, see “Liquidity and Capital – Financial Services”, herein.

        Other miscellaneous income decreased $0.03 million when comparing the three month periods ended September 30, 2005 and 2004, due to a reduction in prepayment penalties in 2005. Other miscellaneous income is composed primarily of prepayment penalties, letter of credit fees and late payment fees.

        Depreciation expense decreased $0.08 million due to leased property sales and vacancies when comparing the three months ended September 30, 2005 to 2004. Management fees under the management fee agreement with InvestorsBank in the third quarter of 2005 decreased $0.05 million from the third quarter of 2004, due to the decrease in loans under management and from the sale of leased properties. Other operating expenses decreased $0.20 million. During the third quarter of 2004, $0.10 million of debt issue costs were expensed and reductions in transfer agent costs and carrying costs for leased properties in 2005 contributed to the decrease.

        The Parent and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to common shareholders. However, the REIT may retain capital gains from the sale of real estate and may pay income tax on that gain. In January, 2005, the Parent paid $0.13 million in capital gains taxes which were accrued at December 31, 2004. At September 30, 2005, $0.30 million of income tax expense was accrued on $0.85 million of tax basis capital gains from the sale of real estate during the first nine months of 2005.

        Interest expense and intercompany loans have been eliminated for consolidation purposes. At September 30, 2005, LMOD owed the Parent $4.2 million, consisting of a line of credit of $0.50 million and an unsecured note of $3.7 million. LMOD owed BMSBLC $4.73 million, consisting of a line of credit of $2.75 million and a first mortgage on real estate of $1.98 million. The average interest rate on LMOD’s notes was 7.0% at September 30, 2005. At September 30, 2005, LPI owed BMSBLC $7.85 million consisting of a line of credit of $2.0 million, an unsecured note of $2.35 million, and a first mortgage on real estate of $3.5 million. The average interest rate on LPI’s notes was 7.2% at September 30, 2005. Before intercompany eliminations, interest expense for the consumer products segment and interest income to the financial services segment was $0.28 million for the quarter ended September 30, 2005.

For the nine months ended September 30, 2005 and September 30, 2004

        The Company’s total net loss applicable to common shareholders for the nine months ended September 30, 2005 equaled ($1.76) million, or ($0.47) per common share (diluted), as compared to ($1.39) million, or ($0.37) per common share (diluted), for the nine months ended September 30, 2004.

For the Nine Months Ended	09/30/2005	09/30/2004
Consumer products segment net loss	($1.98) million	($1.38) million
Per common share (diluted)	($0.53)	($0.37)
Financial services segment net income (loss)
after payment of preferred stock dividend	$0.22 million	($0.01) million
Per common share (diluted)	$0.06	$0.00

        The consumer products segment’s net loss increased $0.60 million when comparing the first nine months of 2005 to the first nine months of 2004. At LMOD, the third quarter of 2004 included a $1.58 million holiday shipment of play dolls to a large retailer which did not reoccur in 2005. Total gross profit margin remained the same during the two periods despite lower sales in 2005, primarily due to decreased production costs associated with the transfer of doll production to China in July of 2004. However, operating expenses increased by $0.70 million.

        For the financial services segment both rental income and loan income decreased when comparing the first nine months of 2005 to the first nine months of 2004. This was the result of a decline in both leased properties and loans, which is in accordance with management’s plan to reduce loans and leased properties in anticipation of the redemption of the preferred stock. The increase in the financial services segment’s net income was primarily due to expense reductions and to gains on sales of leased properties.

Consumer Products

        Net sales for the consumer products segment for the nine months ended September 30, 2005, decreased 10% to $9.32 million from $10.39 million for the nine months ended September 30, 2004, primarily due to a $1.58 million holiday shipment of play dolls to a large retailer in 2004 which did not reoccur in 2005. During the first nine months of 2005, LMOD’s net sales were $5.47 million (a decrease of $1.50 million compared to the first nine months of 2004) and LPI’s net sales were $3.85 million (an increase of $0.43 million compared to the first nine months of 2004). At LMOD, sales of play dolls to retailers decreased $1.79 million when comparing the first nine months of 2005 to the first nine months of 2004, primarily due to the non-reoccurring order. Sales to dealers of ASC dolls increased $0.52 million when comparing the two periods, which includes increased sales of $0.49 million of Newborn Nursery® dolls and accessories to the Saks Department Store Group and Belk, Inc. stores. Dealer sales continue to be lower due to the lack of demand for collectible dolls; however, the third quarter of 2005 included $0.30 million in new sales of “Breath Of Life Babies®. At LPI, the increase in sales was due to new orders resulting from the use of sales representatives as well as larger orders from existing customers.

        Cost of goods sold decreased 16% to $5.65 million for the nine months ended September 30, 2005, compared to $6.72 million for the nine months ended September 30, 2004, primarily due to the decrease in sales at LMOD. LMOD’s cost of goods sold decreased to $3.10 million from $4.44 million while LPI’s cost of goods sold increased to $2.55 million from $2.28 million. Total gross profit margin increased to 39% for the nine months ended September 30, 2005, from 35% in the prior year. LMOD’s gross profit margin increased to 43% from 36% primarily due to decreased production costs associated with the transfer of doll production to China in June of 2004. During 2004, in connection with transferring doll production to China, LMOD increased its inventory obsolescence reserve by $0.22 million. Before this adjustment, LMOD’s gross profit margin would have been 40% during the first nine months of 2004. LPI’s gross profit margin increased to 34% for the first nine months of 2005 as compared to 33% for the first nine months of 2004 due to changes in customers and product mix.

        Total operating expenses of the consumer products segment for the nine months ended September 30, 2005, were $5.80 million compared to $5.10 million for the nine months ended September 30, 2004, a 14% increase. LMOD’s total operating expenses increased $0.52 million to $4.66 million when comparing the nine months ended September 30, 2005 to the nine months ended September 30, 2004. Sales and marketing expense increased $0.46 million, primarily due to increases in salaries, shared advertising fees and bad debt expense. The shared advertising fees include an increase of $0.16 million, primarily in one-time start-up costs associated with the opening of Newborn Nursery® boutiques during the first nine months of 2005. During 2004, bad debt expense was reduced by $0.19 million due to a reduction in LMOD’s allowance for doubtful accounts receivable which did not reoccur in 2005. New product development costs at LMOD increased $0.04 million, primarily due to increases in sample costs and travel expenses. General and administrative expenses increased $0.18 million when comparing the first nine months of 2005 to the first nine months of 2004, primarily due to salary expenses related to the new management at LMOD and due to additional severance costs. The second quarter of 2005 reflects a one-time charge of $0.35 million for the remaining lease payments related to a warehouse facility in Columbus, Ohio, which was vacated in the second quarter. This increase was offset by a decrease in restructuring expenses when comparing the first nine months of 2005 to the first nine months of 2004. Proceeds from the settlement of copyright infringement lawsuits amounted to $0.23 million during the first nine months of 2005 and $0.07 million during the first nine months of 2004, which favorably impacted total operating expenses. LPI’s operating expenses increased $0.18 million to $1.14 million for the first nine months of 2005. Sales and marketing expenses increased $0.02 million primarily due to increases in salaries and commissions. In 2005, a new sales person was added to the staff and commissions were paid on new orders resulting from the use of sales representatives. New product development costs increased $0.04 million due to the addition of a new designer, while general and administrative expenses increased $0.12 million due to due to depreciation and building maintenance expenses. In September of 2004, LPI purchased the building from BMSBLC in which it was previously a tenant.

        When comparing the first nine months of 2005 to the first nine months of 2004, other income increased $0.12 million, primarily due to rental income that LPI receives from a tenant in its building.

        Interest expense and intercompany loans have been eliminated for consolidation purposes. At September 30, 2005, LMOD owed the Parent $4.2 million, consisting of a line of credit of $0.50 million and an unsecured note of $3.7 million. LMOD owed BMSBLC $4.73 million, consisting of a line of credit of $2.75 million and a first mortgage on real estate of $1.98 million. The average interest rate on LMOD’s notes was 7.0% at September 30, 2005. At September 30, 2005, LPI owed BMSBLC $7.85 million consisting of a line of credit of $2.0 million, an unsecured note of $2.35 million, and a first mortgage on real estate of $3.50 million. The average interest rate on LPI’s notes was 7.2% at September 30, 2005. Before intercompany eliminations, interest expense for the consumer products segment and interest income to the financial services segment was $0.74 million for the nine months ended September 30, 2005.

        For the nine months ended September 30, 2005 and 2004, the consumer products segment did not record any income tax expense or benefit. Management has determined, based on the level of continuing losses of the consumer products segment, that it would provide a valuation allowance for the full amount of any net operating loss carryforwards and other net deferred income tax assets, due to uncertainties of realization in the near term. If the consumer products segment becomes profitable, the existing net operating loss carryforwards should be available to be utilized against future taxable income. In assessing the recoverability of deferred income tax assets, including net operating loss carryforwards, management considers whether it is more likely than not, in the foreseeable future, that some portion or all of the deferred income tax assets will not be realized. The realization of deferred income tax assets in this instance is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards would be available to offset the taxable income. At September 30, 2005, there were unused net operating loss carryforwards of approximately $8.78 million available to be used to offset against future federal taxable income.

Financial Services

        The financial services segment net income after the preferred stock dividend payment of $0.68 million was $0.22 million for the nine months ended September 30, 2005, compared to a net loss of $0.01 million for the nine months ended September 30, 2004.

        Interest income on loans decreased 26% to $1.28 million for the nine months ended September 30, 2005, as compared to $1.73 million for the nine months ended September 30, 2004. The decrease in interest income was primarily due to a $17.26 million decrease in average total loans outstanding when comparing the nine months ended September 30, 2005, to the nine months ended September 30, 2004, which is in accordance with management’s plan to reduce loans and leased properties in anticipation of the redemption of the preferred stock. During the nine months ended September 30, 2005, $4.96 million of new loan participations were done through InvestorsBank, while normal principal reductions amounted to $1.51 million and loan payoffs were $10.32 million. Participations with InvestorsBank comprised approximately 66% of the loan portfolio at September 30, 2005.

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

        Rental income decreased 35% to $1.48 million for the nine months ended September 30, 2005, as compared to $2.29 million for the nine months ended September 30, 2004, due to leased property sales and vacant buildings. Rental income for the nine months ended September 30, 2005 decreased $0.72 million due to leased property sales and $0.09 million due to vacant buildings. Five properties were sold during the first nine months of 2005, resulting in a gain of $0.74 million, net of income taxes. All tenants were current in their rent payments at September 30, 2005, and three vacant rental properties with a carrying value of $3.66 million were available for sale or lease at September 30, 2005.

        Net interest margin is determined by dividing the total of interest income on loans and rental income less interest expense by the total of average loans and leased properties. The interest margin for the nine months ended September 30, 2005, was 3.96% compared to 4.30% for the nine months ended September 30, 2004. During the first nine months of 2005, average loans outstanding of $28.05 million (net of intercompany loans) generated $1.28 million in interest income and average leased properties of $19.65 million generated $1.48 million in rental income. The average gross return for the first nine months of 2005 on rental properties was approximately 10.0% while the average gross return on loans was approximately 6.1%. During the first nine months of 2004, average loans outstanding of $45.31 million (net of intercompany loans) generated $1.73 million in interest income and average leased properties of $29.49 million (net of intercompany properties) generated $2.29 million in rental income. The average gross return during the first nine months of 2004 on rental properties was approximately 10.3% while the average gross return on loans was approximately 5.1%. Although the average gross return on loans increased during the first nine months of 2005 due to prime rate increases, the increase was offset by the reduction in rents resulting from the decline in leased properties which have a higher average gross return.

        Interest expense decreased 15% to $1.33 million for the nine months ended September 30, 2005, as compared to $1.56 million for the nine months ended September 30, 2004, primarily due to a decrease in the outstanding average debt balance. The average debt balance decreased $25.88 million when comparing the first nine months of 2005 to the first nine months of 2004 as a result of applying proceeds obtained from loan repayments and from the sales of leased properties. However, BMSBLC’s cost of funds is based primarily on variable interest rates. The average cost of funds was 4.94% for the first nine months of 2005 as compared to 3.18% for the first nine months of 2004. As a result, BMSBLC’s cost of funds was 176 basis points higher when comparing the first nine months of 2005 to the first nine months of 2004 due to the increase in short-term rates. During 2004, a substantial amount of commercial paper which had matured was not able to be replaced by sales of additional commercial paper, requiring BMSBLC to draw upon the back-up bank line of credit. During the first nine months of 2004, commercial paper comprised approximately 50% of BMSBLC’s debt structure. At June 30, 2005, commercial paper was no longer available to BMSBLC. Instead, BMSBLC’s line of credit comprised 83% of its debt structure with an average rate of 5.33% at September 30, 2005. The cost of the line of credit is approximately 40 to 50 basis points higher than the cost of commercial paper.

        BMSBLC’s debt facility consists of a $30 million line of credit that matures on June 23, 2006. At September 30, 2005, BMSBLC had $3.0 million in lending capability with outstanding unfunded commitments of $3.68 million. Management expects that due to scheduled loan maturities and sales of leased properties BMSBLC will be able to fund the outstanding commitments. The redemption requirements of $16.85 million of preferred stock requires the Company to focus on asset quality while de-leveraging the balance sheet. For further details regarding the current levels of debt, see “Liquidity and Capital – Financial Services”, herein.

        Other miscellaneous income decreased $0.03 million when comparing the nine month periods ended September 30, 2005 and 2004, due to a reduction in prepayment penalties in 2005. Other miscellaneous income is composed primarily of prepayment penalties, letter of credit fees and late payment fees.

        Depreciation expense decreased $0.23 million due to leased property sales and vacancies when comparing the nine months ended September 30, 2005 to 2004. Management fees under the management fee agreement with InvestorsBank in the first nine months of 2005 decreased $0.10 million from the first nine months of 2004, due to the decrease in loans under management and from the sale of leased properties. Other operating expenses decreased $0.26 million. During the third quarter of 2004, $0.10 million of debt issue costs were expensed while reductions in transfer agent costs and carrying costs for leased properties during 2005 also contributed to the decrease.

        The Parent and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to common shareholders. However, the REIT may retain capital gains from the sale of real estate and pay income tax on that gain. In January, 2005, the Parent paid $0.13 million in capital gains taxes which were accrued at December 31, 2004. At September 30, 2005, $0.30 million of income tax expense was accrued on $0.85 million of tax basis capital gains from the sale of real estate during the first nine months of 2005.

        Interest expense and intercompany loans have been eliminated for consolidation purposes. At September 30, 2005, LMOD owed the Parent $4.2 million, consisting of a line of credit of $0.50 million and an unsecured note of $3.7 million. LMOD owed BMSBLC $4.73 million, consisting of a line of credit of $2.75 million and a first mortgage on real estate of $1.98 million. The average interest rate on LMOD’s notes was 7.0% at September 30, 2005. At September 30, 2005, LPI owed BMSBLC $7.85 million consisting of a line of credit of $2.0 million, an unsecured note of $2.35 million, and a first mortgage on real estate of $3.5 million. The average interest rate on LPI’s notes was 7.2% at September 30, 2005. Before intercompany eliminations, interest expense for the consumer products segment and interest income to the financial services segment was $0.74 million for the nine months ended September 30, 2005.

Liquidity and Capital

Consumer Products

        The consumer products segment’s net loss after intercompany transactions for the nine months ended September 30, 2005, was $2.72 million, which was financed by an intercompany line of credit of $2.75 million.

        Total assets of consumer products were $14.33 million as of September 30, 2005, and $14.22 million as of December 31, 2004. Cash increased to $0.15 million at September 30, 2005, from $0.02 million at December 31, 2004.

        Accounts receivable, net of the allowance for doubtful accounts, decreased to $1.93 million at September 30, 2005, from $2.08 million at December 31, 2004, due to normal collections after the year-end selling season. LPI’s receivables decreased $0.18 million and LMOD’s receivables increased $0.03 million.

        Inventory and prepaid inventory, net of the allowance for obsolescence, increased to $5.41 million at September 30, 2005, compared to $4.72 million at December 31, 2004. LMOD’s inventory increased $0.97 million due to anticipated sales volume during the fourth quarter and anticipated demand from the increased number of Newborn Nursery® boutiques. LPI’s inventory decreased by $0.28 million due to reductions in overstocked inventory. Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

        Property and equipment, net of accumulated depreciation, decreased by $0.43 million as of September 30, 2005, compared to December 31, 2004, due to depreciation and the disposal of unused equipment at LMOD. Property and equipment decreased by $0.05 million while accumulated depreciation increased by $0.38 million. Other prepaid expenses decreased $0.13 million from December 31, 2004 to September 30, 2005.

        Goodwill was recorded when the Company purchased the remaining interest in the stock from the estate of Lee Middleton, the founder of LMOD, on April 30, 1998. The purchase price exceeded the carrying value by $0.62 million. As of September 30, 2005 and December 31, 2004, the balance of the goodwill, net of previous accumulated amortization, was $0.51 million. Management has concluded that the goodwill is not impaired as of September 30, 2005.

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

        Other liabilities, excluding short-term borrowing, increased $0.30 million to $1.67 million at September 30, 2005, from $1.37 million at December 31, 2004, due to increases in accrued liabilities from the accrued lease termination costs (See Note 4 in the Notes to Consolidated Financial Statements).

Financial Services

        During the first nine months of 2005, the financial products segment’s net income after intercompany transactions was $1.64 million before dividends of $0.68 million were paid to preferred stockholders.

        Total assets of financial services were $42.21 million as of September 30, 2005, and $56.44 million as of December 31, 2004. Cash decreased to $0.21 million at September 30, 2005 from $0.63 million at December 31, 2004.

        Interest receivable decreased to $0.16 million as of September 30, 2005, from $0.23 million at December 31, 2004. At September 30, 2005, four non-performing loans totaling $0.41 million in principal were on non-accrual, resulting in $0.02 million less of interest income which would have been recorded for the nine months ending September 30, 2005, had the non-accruing loans been current in accordance with their original terms. All tenants were current in their rent payments at September 30, 2005, and December 31, 2004.

        Total loans (excluding intercompany loans) decreased by $6.83 million, or 21%, to $26.01 million at September 30, 2005, from $32.84 million at December 31, 2004. The proceeds from the reduction in the loans was used to reduce debt. As of September 30, 2005 and December 31, 2004, management did not provide an allowance for loan losses due to management’s belief that the collateral securing nonperforming loans was adequate to fully secure the debtors’ obligations to BMSBLC. At September 30, 2005, BMSBLC’s loan portfolio consisted of 42 loans, of which 20 were participated with InvestorsBank, five were intercompany loans and four were non-performing loans. The four non-performing loans, totaling $0.41 million in principal, were on non-accrual status at September 30, 2005. At December 31, 2004, there were five non-performing loans, totaling $1.17 million in principal, on non-accrual status. During February, 2005, one non-performing loan was paid in full, totaling $0.75 million in principal.

        Leased properties, net of accumulated depreciation, decreased to $15.52 million as of September 30, 2005, compared to $22.23 million as of December 31, 2004, primarily due to the sale of five leased properties with a net book value of $6.43 million, and depreciation expense of $0.28 million for the nine months ended September 30, 2005. At September 30, 2005, BMSBLC owned fourteen properties, three of which were vacant. The three vacant properties had a net carrying value of $3.66 million and were available for sale or lease at September 30, 2005. Management believes that the carrying value of the properties are not impaired as of September 30, 2005.

        Property and equipment and other assets, including prepaid amounts, decreased by $0.21 million due to reductions in prepaid items such as legal costs, insurance, and agency fees.

        The financial services’ total consolidated indebtedness at September 30, 2005, decreased $12.37 million from December 31, 2004, primarily as the result of the payment of indebtedness using the proceeds of the payoff of loans in the loan portfolio and the sale of leased properties.

Financial services debt	09/30/2005	12/31/2004
Short-term debt	$27.00 million	$37.82 million
Long-term debt	$5.44 million	$6.99 million
Redeemable preferred stock	$16.85 million	$16.85 million

        BMSBLC’s debt facility consists of a $30 million line of credit that matures on June 23, 2006. At September 30, 2005, BMSBLC had $3.0 million in lending capability with outstanding unfunded commitments of $3.68 million. Management expects that due to scheduled loan maturities and sales of leased properties BMSBLC will be able to fund the outstanding commitments.

        At September 30, 2005, commercial paper was no longer available to BMSBLC. Instead, BMSBLC’s short-term debt consisted of a line of credit with a balance of $27.0 million with an average rate of 5.33% at September 30, 2005. At December 31, 2004, the outstanding commercial paper balance was $7.07 million and the outstanding balance on the bank line of credit was $30.75 million.

        Long-term debt at September 30, 2005, consists of a term note of $5.17 million, which bears interest at a fixed rate of 6.98% through June 1, 2013, and $0.27 million of loan participations with repurchase options which bear interest at 7.19% until repaid. BMSBLC was in compliance with the covenants contained in its debt agreements as of September 30, 2005. At December 31, 2004, the outstanding balances were $5.67 million and $1.32 million, respectively.

        Accrued liabilities decreased to $0.90 million at September 30, 2005, as compared to $0.96 million at December 31, 2004, primarily due to the payment of real estate taxes due on leased properties.

        Due to the Parent’s required redemption of $16.85 million of outstanding preferred stock by July 1, 2008, BMSBLC has materially curtailed its lending activities and purchase of leased properties. During the second quarter of 2004, the Board of Directors of the Company approved a plan to convert loans and leased properties of BMSBLC to cash as loans mature and leased properties are sold. The proceeds will be used to reduce outstanding debt and to redeem preferred stock during the redemption period. Under this policy, BMSBLC does not intend to make new loans or purchase new properties to lease, with only limited exceptions for participations with InvestorsBank. This reduction in assets will reduce the income available for common stock dividends. As a result, the Board of Directors has changed the common stock dividend policy from the payment of quarterly dividends to an annual dividend which would be payable in January for the preceding year. No dividends were paid to common shareholders in January of 2005. The preferred stock dividend of $0.335 per share per quarter ($1.34 annual dividend per preferred share) will continue to be paid on a quarterly basis.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

        This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may”, “will”, “could”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, including the condition of the local real estate market, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or real estate portfolios, competition, the accessibility of funding sources at competitive rates, demand for the Company’s consumer products, the degree of success of the Company’s strategy to reduce expenses at LMOD, the effect of not reaching the Company’s goals of continuing to expand the Newborn Nursery® boutiques with high volume retailers, payment when due of principal and interest on loans made by the Company, payment of rent by lessees on Company properties and the necessity to make additions to the Company’s loan loss reserve. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

        The Parent and BMSBLC’s debt structure and interest rate risk are managed through the use of fixed and variable rate debt. Management attempts to match variable rate loans with variable rate debt and fixed rate loans with fixed rate debt to the extent believed necessary to minimize interest rate risk. A significant portion of BMSBLC’s fixed rate loans and fixed rate leases are matched against fixed rate debt; therefore, the interest rate risk has been minimized. At September 30, 2005, an increase of 1% in the interest rate paid on the variable debt would increase the Company’s annual pre-tax profits in an amount approximating $90,000.

Item 4.    Controls and Procedures

        Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.

        Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, there were no changes in the Company’s internal control over financial reporting identified in such evaluation that occurred during the quarter ended September 30, 2005 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

THE MIDDLETON DOLL COMPANY
(Registrant)
Date: November 11, 2005	/s/ George R. Schonath
George R. Schonath
President and Chief Executive Officer
Date: November 11, 2005	/s/ Susan J. Hauke
Susan J. Hauke
Vice President Finance and Chief Financial Officer

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Tenth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto, and U.S. Bank National Association (formerly Firstar Bank, N.A., successor by merger to Firstar Bank Milwaukee, N.A.), as Agent, dated June 24, 2005 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, dated June 24, 2005, as filed with the Securities and Exchange Commission on July 22, 2005).

11	Computation of Net Income (Loss) Per Common Share

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of the President and Chief Executive Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.

32.2	Written Statement of the Chief Financial Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.