Form 10-K
period 2005-12-31
MIDDLETON DOLL CO
filed 2006-03-31
CIK 723209

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2005;
OR
[_]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from __________ to __________

Commission File Number: 0-22663

THE MIDDLETON DOLL COMPANY
(Exact name of registrant as specified in its charter)

Wisconsin	39-1364345
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1050 Walnut Ridge Drive
Hartland, Wisconsin	53029-8303
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (262) 369-8163

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Title of Class
Common Stock, 6-2/3 cents Par Value	Preferred Stock, $0.01 Par Value

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes [_]    No [X]

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [_]    No [X]

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [_]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Act. (Check one):
        Large accelerated filer  [_]     Accelerated filer  [_]      Non-accelerated filer  [X]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes [_]    No [X]

        The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2005 was $3,744,592.

        The number of shares of common stock outstanding at March 20, 2006 was 3,727,589.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the The Middleton Doll Company Proxy Statement for the 2006 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant’s year) are, upon such filing, to be incorporated by reference into Part III.

THE MIDDLETON DOLL COMPANY
Index to Annual Report on Form 10-K
For the Year Ended December 31, 2005

Part I

Item 1.	Business

Introduction

        The Middleton Doll Company (the "Company") presently consists of two business segments, the Consumer Products Business and the Financial Services Business. The Middleton Doll Company, when referred to singularly and not with its subsidiaries, is referred to herein as the "Parent".

        The Consumer Products Business segment consists of Lee Middleton Original Dolls, Inc. ("LMOD") and its wholly-owned subsidiary License Products, Inc. ("LPI"). LMOD is a designer and distributor of lifelike collectible and play dolls; while LPI is a designer and distributor of clocks and home decor products. On December 7, 2005, George R. Schonath, the former President and Chief Executive Officer of the Company, and his family, surrendered their ownership of 1% of the stock of LMOD, resulting in LMOD being wholly-owned by the Parent.

        The Financial Services Business segment prior to January 1, 2006, consisted of the Parent and its wholly-owned subsidiary Bando McGlocklin Small Business Lending Corporation ("BMSBLC"). On January 1, 2006, BMSBLC was merged with and into LMOD with LMOD as the surviving corporation. Beginning on January 4, 2006, the financial services segment began selling substantially all of its loans, loan participations and leased real estate properties. The net proceeds from the sale of the assets will be applied to payment of indebtedness. The Company anticipates that substantially all of its financial service segment loans and loan participations will be sold or will have matured prior to June 30, 2006. In addition, the Company anticipates selling all of its leased real estate over time; however, as of March 31, 2006, no decision has been made with respect to the sale of any specific leased properties. Conditions in the real estate market for industrial and commercial buildings similar to that owned by LMOD will affect the availability of purchasers, the prices at which the real estate can be sold and the timing of such sales. The Company does not intend to continue in the financial services segment after its assets are sold.

        For the years ended December 31, 2005, 2004 and 2003, the Parent and BMSBLC were operated as a real estate investment trust ("REIT") pursuant to the provisions of Section 856 of the Internal Revenue Code of 1986, as amended. A REIT does not pay any corporate income taxes because it has a tax exempt status. To achieve the tax exempt status, a REIT must be in compliance with tests concerning the nature of the assets of the REIT and the income earned. In addition, a REIT must distribute substantially all of its taxable income each year in dividends to its shareholders. In order to qualify as a REIT under the Internal Revenue Code, the Parent cannot hold more than 10% of the outstanding voting securities of any one issuer except for "Taxable Real Estate Investment Trust Subsidiaries" ("TRSs"). LMOD and LPI became TRSs as of January 1, 2001, which allowed the Company on June 25, 2001, to exchange its non-voting stock in LMOD for voting stock. Both LMOD and LPI are operated as C Corporations under the Internal Revenue Code and are subject to corporate income tax rates. As of January 1, 2006, BMSBLC merged with and into LMOD and will no longer qualify as a REIT.

        On September 3, 1997, the Company capitalized InvestorsBancorp, Inc., a bank holding company, for approximately $6.2 million and then distributed all of the outstanding shares of InvestorsBancorp, Inc. to the Company's shareholders. For the years ended December 31, 2005, 2004 and 2003, the Company and InvestorsBancorp, Inc., together with its wholly-owned subsidiary, InvestorsBank (the "Bank"), shared common office space and personnel. Expenses were shared between the two entities in accordance with a Management Services and Allocation of Expenses Agreement (the "Management Agreement"). See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Overview.

        In June of 2004, the Board of Directors of the Company approved a plan to convert the loans and the leased properties of BMSBLC to cash. As loans mature and leased properties are sold, the proceeds are used to reduce outstanding debt. Under this policy, BMSBLC did not make new loans or purchase new properties to lease, with only limited exceptions for loan participations with InvestorsBank. This reduction in assets reduced the income available for common stock dividends. As a result, the Board of Directors in June, 2004, changed the common stock dividend policy from the payment of quarterly dividends to an annual dividend, which would be payable in January for the preceding year.

        As of January 1, 2006, BMSBLC merged with and into LMOD and will no longer qualify as a REIT. Therefore, for the year ending December 31, 2006, the Company (consisting of the Parent, LMOD and LPI) will be operating as a C Corporation under the Internal Revenue Code. The Company intends to file a consolidated federal income tax return for the year ended December 31, 2006.

        As of January 1, 2006, the executive officers of the Company consisting of George R. Schonath, Chief Executive Officer; Jon McGlocklin, Vice President, and Susan Hauke, Vice President - Finance, ceased to be officers and/or directors of the Company, but remain as officers and/or directors of InvestorsBank and InvestorsBancorp. As of January 1, 2006, the Company's new officers were Salvatore Bando, President and Chief Executive Officer and Craig R. Bald, Vice President - Finance and Chief Financial Officer. Kenneth A. Werner, Jr., became a director of the Company on January 1, 2006.

        On January 4, 2006, LMOD entered into an asset purchase agreement to sell substantially all of the loans and loan participations (previously owned by BMSBLC) to InvestorsBank. It is anticipated that the sale of the loans and loan participations will be completed through a series of transactions beginning in January of 2006 and ending no later than June 30, 2006. The purchase price for the sale of the loans and loan participations will be the total of the principal balance of all such loans and loan participations, with an aggregate total purchase price anticipated to be approximately $15.7 million plus accrued interest.

Consumer Products Business

        Lee Middleton Original Dolls, Inc.

        Lee Middleton Original Dolls, Inc. headquartered in Westerville, Ohio, designs lifelike collectible and play dolls that are distributed through dealers and through major national retailers.

        License Products, Inc.

        License Products, Inc. a wholly-owned subsidiary of LMOD, is headquartered in Hartland, Wisconsin, and designs clocks and home decor products that are distributed through major national retailers.

        Competition

        LMOD competes with various other doll manufacturers including Adora, Madam Alexander, Ashton Drake, Mattel's American Girl and a variety of small artist-owned manufacturers. Intense pricing competition in recent years resulted in LMOD transferring doll production to a contract manufacturer in China in 2004. LPI competitors consist of other clock companies including Infiniti, Skytimer and Bulova, all of which are larger and have greater resources.

        Employees

        The consumer products segment employs approximately 61 persons. At LMOD, approximately 19 employees are subject to a collective bargaining agreement, which expires on April 30, 2006. Negotiations for a new contract are expected to begin in April. If the current contract would expire before the new contract is ratified it would not be material to LMOD.

        Large Customers

        Three customers, Kohl's Department Stores, Inc., Bed Bath and Beyond, and Parisian's accounted for approximately 33% of total revenues for the consumer products segment during 2005.

        Copyrights, Patents and Trademarks

        The Company believes patents and trademarks are not material to its business, however, the Company considers the unique designs of its collectible dolls to be material to its business. The Company has engaged in litigation in recent years to prevent competitors from infringing on its copyrighted designs.

        Seasonality

        A sizeable portion of the revenues of the consumer products segment is realized in the fourth quarter, recognizing the importance of the Christmas season. For the years ended December 31, 2005 and 2004, approximately 33% and 31%, respectively, of the consumer products segment revenues occurred in the fourth quarter.

        Raw Materials

        The consumer products segment imports its finished goods from suppliers in China and therefore relies on these suppliers to procure sufficient raw materials to be used in production. The Company has not experienced any significant problems due to the lack of availability of raw materials or of increased prices of raw materials.

        Backlog

        The backlog of the consumer products segment was approximately $0.02 million as of December 31, 2005, all of which should be filled during 2006.

        Product Development

        Product development and product improvement costs are reported as a separate component of operating expenses and totaled $953,742, $879,173 and $793,502 for the years ended December 31, 2005, 2004 and 2003, respectively.

Financial Services Business

        Loans

        The Company, through its Financial Services Business, (i) manages its loan portfolio comprised primarily of loans to small business entities collateralized by first or second mortgages and (ii) owns industrial and commercial real estate for lease to small businesses.

        On January 4, 2006, LMOD entered into an asset purchase agreement to sell substantially all of its loans and loan participations (previously owned by BMSBLC) to InvestorsBank. It is anticipated that the sale of the loans and loan participations will be completed through a series of transactions beginning in January of 2006 and ending no later than June 30, 2006. The purchase price for the sale of the loans and loan participations will be the total of the principal balance of all such loans and loan participations, with an aggregate total purchase price anticipated to be approximately $15.7 million plus accrued interest. As of March 15, 2006, InvestorsBank had purchased $10.7 million of these loans and loan participations. In addition, during 2006, LMOD received $4.00 million from the sale of three of its leased properties. All proceeds from the sale of loans, loan participations, and leased properties were applied to reduce indebtedness.

        The loan and leased property portfolio is managed by the Bank for an annual fee, payable monthly, equal to 0.25% of the total dollar amount of loans under management and 6% of the rents from leased properties. For the years ended December 31, 2005, 2004 and 2003, operating expenses were shared between the Bank and BMSBLC, as well as certain expenses of employees providing accounting, reporting and related services to the Company.

        The loan portfolio, all of which is held by BMSBLC, is primarily comprised of long-term, variable rate, collateralized loans to small business entities. The borrowers include manufacturers, wholesalers, retailers, professionals and service providers. The loans are primarily collateralized by first mortgages on real estate, although some loans are collateralized by second mortgages. The Company's exposure to loss in the event of nonperformance by borrowers is represented by the outstanding principal amount of loans of $23.79 million at December 31, 2005 (which has been reduced to $7.41 million as of March 23, 2006). As of December 31, 2005, approximately 64% of the loan portfolio consists of loan participations, primarily with the Bank. As of that date, borrowers located in the State of Wisconsin represent approximately 97% of loans by dollar volume. The financial services segment funded their lending operations through their equity capital, bank and institutional borrowings, and the sale of loan participations.

        Diversification across industries is a means of managing market risk by decreasing loan concentrations. The following table provides information regarding the outstanding principal amount of loans held for investment by industry as of December 31, 2005:

Type of Business	Number of Loans	Outstanding Principal Balance	Percent of Total Loans Outstanding
Retail	2	2,821,135	35.07%
Industrial Machinery	2	2,157,718	26.82%
Other Manufacturing	4	1,337,502	16.63%
Wholesale Goods	2	915,087	11.37%
Construction	2	487,585	6.06%
Dies, Molds and Patterns	2	227,962	2.83%
Services	2	94,809	1.18%
Commercial Printing	1	3,142	0.04%

Total	17	$8,044,940	100.00%

        The following table categorizes the outstanding principal amount of loans held for investment by fixed rate loans and variable rate loans as of December 31, 2005:

	Outstanding Balance	Percent of Total Loans Outstanding
Fixed rate	$6,220,070	77.3%
Variable rate	1,824,870	22.7%

Total	$8,044,940	100.0%

        Further detail regarding the fixed rate loans held for investment is provided in the following table:

Expiration Date	6.0-6.9%	7.0-7.9%	8.0-8.9%	Total
Demand	$417,375	$871,656	$--	$1,289,031
2006	70,210	2,821,135	256,488	3,147,833
2008	1,783,206	--	--	1,783,206

Total	$2,270,791	$3,692,791	$256,488	$6,220,070

        A loan is considered nonperforming when the scheduled principal and/or interest payments are more than ninety days past due. Nonperforming loans are not automatically placed on non-accrual status. A loan is placed on non-accrual status when, based on current information and events, management does not expect to collect all amounts due according to the contractual terms of the loan agreement in the normal course of business. A loan is not placed on non-accrual status during a period of delay in payment if management expects to collect all amounts due, including accrued interest at the contractual interest rate for the period of the delay. Non-accrual loans totaled $0.41 million and $0.98 million at December 31, 2005 and 2004, respectively. Interest income of $0.03 million would have been recorded during 2005 had the non-accruing loans been current in accordance with their original terms.

        Real Estate

        At December 31, 2005 the financial services segment owned 12 buildings and had entered into long-term lease agreements on nine of the properties. Of the remaining three properties, one building is vacant, one building is partially vacant with a tenant occupying warehouse space on a month-to-month basis, and one building is leased to a tenant on a month-to-month basis. During 2005, BMSBLC sold seven leased properties. The total cost of the Financial Services Business properties at December 31, 2005, was $15.57 million and the depreciated carrying value was $13.41 million.

        The financial services segment's rental properties are either industrial real estate (i.e. used for manufacturing purposes), or commercial real estate properties, such as office buildings and retail stores, and all of its properties are located in Wisconsin. The following table sets forth additional information regarding the financial services segment's leased properties.

Property Type	Location	Annual Lease Rents		Carrying Value	Cost	Square Footage
Leased Properties, Listed for Sale or Under Contract to be Sold
Commercial	Menomonee Falls, WI	$250,244	***	$1,945,221	$2,249,968	54,805
Commercial	Pewaukee, WI	--	*	1,886,740	2,129,425	32,325
Commercial	Menomonee Falls, WI	60,000	**	1,372,976	1,565,543	23,958
Commercial	Mequon, WI	155,800	***	1,177,524	1,351,433	26,248
Industrial	West Allis, WI	56,905	***	423,717	480,000	9,705

		522,949		6,806,178	7,776,369	147,041

Leased Properties
Industrial	Berlin, WI	222,528		1,641,269	1,921,661	71,830
Commercial	Oconomowoc, WI	178,938		1,453,067	1,678,978	27,045
Industrial	Waukesha, WI	150,750		969,648	1,165,355	31,174
Commercial	Franklin, WI	177,851		831,776	1,003,950	27,000
Commercial	Lake Geneva, WI	92,934		677,936	794,311	8,250
Commercial	Menomonee Falls, WI	83,740		595,723	702,493	16,100
Commercial	Milwaukee, WI	76,188		436,862	522,328	12,200

		982,929		6,606,281	7,789,076	193,599

Total Leased Properties		$1,505,878		$13,412,459	$15,565,445	340,640

* Property not leased ** Property only partially leased *** Property sold during the first two months of 2006

        Competition

        In managing its loan portfolio, the financial services segment competed primarily with commercial banks and commercial finance companies, many of which had substantially more assets and capital than the Company. Banks, in particular, had been active in seeking to refinance outstanding loans.

        In owning and leasing real estate, the financial services segment competed primarily with other REITs and other investors such as insurance companies and a variety of investment companies which sought to own and lease real estate. In addition, the financial services segment competed with banks and other financial institutions, which sought to lend money to potential tenants of the financial services segment in order to allow the potential tenants to construct and own their own building rather than to lease a building owned by the financial services segment.

        As discussed previously, the financial services segment is not making any new loans or purchasing any real estate for lease. Therefore, the financial services segment is no longer competing with these entities.

        Employees

        Effective January 1, 2006, the financial services segment did not have any employees. Accounting and management duties were performed by employees of LPI. Duties involving the management of the loans and leased properties were performed by employees of InvestorsBank pursuant to the Management Agreement.

        Credit Concentration

        As of December 31, 2005 and 2004, respectively, BMSBLC had loans outstanding to its largest borrower totaling $2.34 million and $3.07 million, which represented approximately 10% and 9% of the total loans outstanding, respectively.

Revenues of Principal Product Groups

        The following table sets forth (in thousands of dollars), for each of the last three years, revenues attributable to the Company's principal product groups:

	12/31/05	12/31/04	12/31/03
Revenues
Loan Portfolio	$1,717	$2,244	$3,258
Real Estate Portfolio	3,577	3,314	3,593
Dolls	9,197	10,318	11,721
Time Pieces	5,131	4,934	5,235
Other	287	179	681

Total	$19,909	$20,989	$24,488

Segment Information

        Financial information concerning the Company's business segments is incorporated by reference from the consolidated financial statements on pages 29 to 32 herein. The Company's segments conducted substantially all of their business in the United States.

Executive Officers

        Salvatore L. Bando, 62, was elected President and Chief Executive Officer of the Company effective January 1, 2006. Mr. Bando was one of the original founders of the Company, formerly known as Bando McGlocklin Capital Corp. He has been a director of the Company for 23 years, from its inception in 1980 to 1997, and again from 1999 to the present. Mr. Bando served as president of Bando McGlocklin Capital Corp. from 1980 until 1991. He served the Milwaukee Brewers organization as senior vice president of baseball operations from 1991 to 1999 and as a special assistant to the president from 1999 to 2001. He also served as a director of InvestorsBancorp from 1997 to 1999. He is also a financial professional for AXA Advisors.

        Craig R. Bald, 32, was elected Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of the Company effective January 1, 2006. Mr. Bald, who is a CPA, joined the Company in 1999 as a controller for LPI. He was promoted to chief financial officer of the Company's consumer products segment in 2004. Mr. Bald was a senior accountant for BDO Seidman, LLP before joining the Company.

Item 1A.	Risk Factors

        In addition to the other information set forth or incorporated by reference in this 2005 Annual Report on Form 10-K, the risk factors described below should be carefully considered. If any of the risk factors actually occur, our financial condition or results of operations could be materially adversely affected. The following list of risk factors may not be exhaustive. Additional risk and uncertainties not presently known or that we currently believe to be immaterial may also adversely affect us.

Our consumer products segment has experienced significant declining net sales during the last five years.

The demand for collectible dolls has declined and we have experienced intense competition from lower-priced collectible dolls manufactured in China, resulting in a significant decline in net sales.

Our consumer products segment has realized losses from operations in each of the past five years.

We have not been able to reduce fixed costs and operating expenses sufficiently to offset the decline in net sales. We may continue to experience losses unless we are able to increase our net sales and/or further reduce our fixed costs and/or operating expenses.

Our consumer products segment does not have any external financing sources.

The consumer products segment must, on its own, generate sufficient cash to operate its business. In recent years, the consumer products segment financed its losses by borrowing from BMSBLC. Unless the consumer products segment can generate sufficient cash flow from operations, or is otherwise able to borrow from financial institutions, it would eventually encounter significant problems in meeting its working capital requirements.

Our outsourcing of the manufacturing of the products sold by the consumer products segment to Chinese manufacturers could adversely affect inventory levels.

Nearly all our products sold by the consumer products segment are manufactured in China. The amount of product to be purchased from Chinese manufacturers must be ordered several months in advance to allow for manufacturing and shipping time. If the amount of product ordered exceeds the future sales, inventories will increase which will reduce profits and/or increase losses. If sales would exceed the amount of product ordered, then inventory would be insufficient to meet customer demand.

Three customers provide a significant portion of the sales for the consumer products segment.

Three customers, Kohl's Department Stores, Inc., Bed Bath and Beyond, and Parisian's (a division of Saks Regional Department Store Group) accounted for approximately 33% of total revenues for our consumer products segment during 2005. A loss of any one or more of these customers could have a material adverse effect on our business.

There is no assurance that we will have sufficient funds available to completely redeem our outstanding preferred stock by July 1, 2008.

We are required to redeem $16.85 million of preferred stock by July 1, 2008, to the extent permitted under Wisconsin law. We have been using the proceeds from the sale of our leased properties and from the sale of loans and loan participations to reduce our indebtedness. We anticipate that substantially all of our loans and loan participations will be sold or will have matured prior to June 30, 2006. In addition, we anticipate selling all of our leased real estate over time; however, as of March 31, 2006, no decision has been made with respect to the sale of any specific leased properties. Conditions in the real estate market for industrial and commercial buildings similar to those owned by us, will affect the availability of purchasers, the prices at which the real estate can be sold, and the timing of such sales. We anticipate that proceeds will be sufficient to pay off the existing bank debt. However, we do not expect to generate sufficient funds from the sale of these assets to completely redeem the preferred stock by July 1, 2008. We will have sufficient funds only if the consumer products segment can generate earnings and/or raise funds from other sources.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

        LMOD owns a building that has approximately 51,000 square feet at 1301 Washington Boulevard, Belpre, Ohio, that provides limited production facilities, retail space and warehouse space. A 44,100 square foot warehouse facility in Columbus, Ohio, was leased to LMOD in June of 2000 and was used for distribution and for storing raw materials and finished goods until the second quarter of 2005. Warehouse operations were then moved to the Belpre location. The Columbus warehouse lease expires on August 15, 2006. LMOD's headquarters are located in Westerville, Ohio. The headquarters has 18,800 square feet of office space which is leased until April 30, 2006. Beginning May 1, 2006, LMOD will lease 7,400 square feet of office space in Westerville, Ohio, for its headquarters. A retail outlet store in West Virginia is leased on a month-to-month basis and a retail store in the Polaris Fashion Mall in Columbus, Ohio, is leased until August 31, 2008.

        LPI owns a building at 1050 Walnut Ridge Drive, Hartland, Wisconsin, that has approximately 17,000 square feet of office space and approximately 50,000 square feet of warehouse space.

Item 3.	Legal Proceedings

        As of the date of this filing, neither the Parent nor any of its subsidiaries is a party to any legal proceedings, the adverse outcome of which, in management's opinion, would have a material effect on the Company's consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

Part II

Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        The common stock of the Company is traded on the OTC Bulletin Board under the symbol DOLL. The table below represents the high and low sales price for the Company's common stock and the cash dividends paid per share for 2005 and 2004.

	Common Stock		Cash Dividends
	High	Low	Per Share
2005
First Quarter	$ 2.700	$ 1.700	--
Second Quarter	$ 2.300	$ 1.010	--
Third Quarter	$ 1.600	$ 0.900	--
Fourth Quarter	$ 1.020	$ 0.630	--
2004
First Quarter	$ 4.250	$ 3.820	$0.10
Second Quarter	$ 3.950	$ 1.300	$0.10
Third Quarter	$ 2.190	$ 0.550	--
Fourth Quarter	$ 2.350	$ 0.570	--

        As of March 1, 2006, there were approximately 725 shareholders of record of the Company's common stock.

        On February 22, 2000, the Board of Directors of the Company authorized the repurchase of up to 325,000 shares of the Company's common stock in the open market or by privately negotiated transactions. The program has no expiration date. The Company did not repurchase any shares under the program during the quarter ended December 31, 2005. As of December 31, 2005, the Company had the authority to repurchase 67,700 shares under that program.

Item 6.	Selected Financial Data (In thousands, except per share data)

        The following table sets forth certain Selected Consolidated Financial Data for the periods and as of the dates indicated:

	For the years ended December 31,
(In thousands, except per share data)	2005	2004	2003	2002	2001
Total revenues	$19,909	$20,989	$24,488	$34,521	$40,102
Income tax (expense) benefit	(547)	(2,814)	1,185	785	416
Net income (loss) available
to common shareholders	(1,555)	(3,760)	(662)	3,203	1,645
Total assets	52,344	70,660	102,204	125,539	157,266
Long-term debt	5,135	6,990	18,543	35,597	48,453
Total liabilities, other than redeemable
preferred stock	30,596	47,357	74,367	95,014	126,109
Redeemable preferred stock	16,855	16,855	16,855	16,855	16,855
Total liabilities	47,451	64,212	91,222	111,869	142,964
Diluted (loss) earnings per common share	$(0.42)	$(1.01)	$(0.18)	$0.86	$0.44
Cash dividends declared per common share	$--	$0.20	$0.40	$0.65	$0.65

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Amounts presented as of December 31, 2005, 2004 and 2003 include the consolidation of two segments. The financial services segment includes The Middleton Doll Company (the "Parent") and Bando McGlocklin Small Business Lending Corporation ("BMSBLC"), a 100% owned subsidiary of the Parent. The consumer products business segment includes Lee Middleton Original Dolls, Inc. ("LMOD"), and License Products, Inc. ("LPI"), a 100% owned subsidiary of LMOD. The term "Company", when used herein, refers to the Parent, BMSBLC, LMOD and LPI on a consolidated basis. As of January 1, 2006, BMSBLC and LMOD merged with LMOD as the surviving corporation. Throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, BMSBLC will be referred to as it was established prior to the merger.

        Until January 1, 2006, the loan and real estate portfolios of the Parent and BMSBLC were administered and managed by InvestorsBank (the "Bank"), a wholly-owned subsidiary of InvestorsBancorp, Inc. The "Second Amended and Restated Management and Services and Allocation of Expenses Agreement" dated January 1, 2004, (the "Management Agreement") was in effect for the years ended December 31, 2005 and 2004. George R. Schonath, President and Chief Executive Officer of the Parent and BMSBLC until December 31, 2005, remains as President and Chief Executive Officer of the Bank and InvestorsBancorp, Inc. George Schonath and members of his family own all of the outstanding stock of InvestorsBancorp, Inc.

        For the loan and real estate management services provided under the Management Agreement until December 31, 2005, the Bank received an annual fee, payable monthly, equal to 0.25% of the total amount of loans under management and 6% of the rents from the real estate portfolio. The Management Agreement provided for the sharing of operating expenses between the Bank and BMSBLC, as well as certain expenses of employees of the Bank who provided accounting, reporting and related services to the Parent and BMSBLC. Additionally, for its services in providing ongoing credit analysis, loan and lease monitoring, workout services, and management services to LMOD, the Bank received an annual fee of $365,000, payable monthly. George Schonath, the President and Chief Executive Officer, provided services to the Parent, BMSBLC and LMOD under the Management Agreement until December 31, 2005; however, he was not separately compensated by any of those entities.

        Effective January 1, 2006, a new agreement was entered into between the Parent and InvestorsBank. The Loan and Real Estate Services Agreement (the "Agreement") provides for loan and real estate management services to be provided by the Bank on a month-to-month basis. The Bank receives a monthly fee equal to 0.25% of the total amount of loans under management and 6% of the rents from the real estate portfolio. In addition, Ms. Hauke, Chief Financial Officer of InvestorsBank, will provide a maximum of 140 hours of accounting services under the Agreement for a fee of $17,500. Also under the Agreement, BMSBLC will pay InvestorsBank a monthly fee of $3,259 for rent, real estate taxes, building related and overhead expenses. No additional fees are paid under the Agreement.

        For a discussion of management's plans to eventually sell substantially all of the assets of the financial services segment and then to exit that business see Item 1 "Business - Introduction" herein. After the financial services segment assets are sold, the Company expects to be solely engaged in the consumer products segment as described in Item 1.

        During the past five years there has been a significant decrease in LMOD's net sales within the consumer products segment due to a decrease in demand for collectible dolls. In order to increase the demand for collectible dolls, the collectible doll industry is attempting to raise consumer's awareness of collectible dolls through marketing efforts. On August 5, 2005, a new management team at LMOD began to address the sales decline. Sales to dealers have begun to improve due to increased marketing efforts which include package incentives, more favorable terms and personal contact.

        Intense pricing competition from dolls produced in China also contributed to the decline in sales. Therefore, in June of 2004, LMOD transferred production of its high quality, lifelike Artist Studio Collection (ASC) dolls to a contract manufacturer in China in order to reduce manufacturing costs. The manufacturer in China that was selected to make ASC dolls was a current supplier at the time of its selection and has devoted a separate unit and staff exclusively to the manufacturing of these dolls. However, limited doll production continues at the LMOD facilities in Belpre, Ohio.

        Thirty-three Newborn Nursery(R)boutiques are now open at major department store retailers including Saks Regional Department Store Group and Belk, Inc. stores. LMOD is continuing to develop and release new Artist Studio Collection ("ASC") dolls through its dealers and through selected retail locations. Both LMOD and LPI are working on developing new business relationships and continue to develop products which emphasize quality and innovation.

        During the past five years there has also been a significant decrease in the loan portfolio of the financial services segment, resulting in a corresponding decrease in interest income on loans. The financial services segment has been at a lending disadvantage with other institutions such as banks, due to its higher cost of funds. Also, the management agreement with InvestorsBank prevented it from making new loans to other than existing customers without the prior consent of InvestorsBank. As a result, the size of the loan and leased property portfolio of BMSBLC decreased and total revenues and earnings also decreased throughout the five year period.

        The Company is using the proceeds from the sale of its leased properties and from the sale of loans and loan participations to reduce its indebtedness. These sales cause a reduction in the earning assets of the Company. As a result, the income available for common stock dividends is reduced. The Board of Directors in June, 2004, changed the common stock dividend policy from the payment of quarterly dividends to an annual dividend which would be payable in January for the preceding year. For the year ended December 31, 2005, no dividends were paid to the common stock shareholders. The preferred stock dividend of $0.335 per share per quarter ($1.34 annual dividend per preferred share) was paid during 2005.

        The Company anticipates that substantially all of its financial service segment loans and loan participations will be sold or will have matured prior to June 30, 2006. In addition, the Company anticipates selling all of its leased real estate over time; however as of March 31, 2006 no decisions have been made with respect to the sale of any specific leased property. Conditions in the real estate market for industrial and commercial buildings similar to that owned by LMOD will affect the availability of purchasers, the prices at which the real estate can be sold, and the timing of such sales. The Company anticipates that proceeds will be sufficient to pay off the existing bank debt. However, the amount of proceeds available after the payment of the indebtedness cannot be estimated at the present time.

        Effective July 14, 2004, the Company's common stock (DOLL) and preferred stock (DOLLP) began trading on the OTC Bulletin Board. The Company voluntarily delisted from The Nasdaq National Market because the shareholders' equity in the Company no longer met the minimum NASDAQ requirement of $10.0 million.

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

Consumer Products

        Allowance for doubtful accounts. LMOD and LPI provide an allowance for doubtful accounts based on management's estimate of uncollectible amounts. Management reviews the trade accounts receivable based on an aging of accounts, historical collection experience, and a specific review of certain accounts in order to evaluate the collectibility of the accounts receivable.

        Inventory and allowance for obsolete inventory. Inventories are valued at lower of cost or market using the first-in, first-out (FIFO) method. LMOD and LPI provide an allowance for obsolete inventory items based on management's estimate. Management reviews all slow-moving or obsolete inventory items in order to determine the appropriate allowance for obsolete inventory. The inventory allowance reflects the estimated markdown necessary to liquidate the slow-moving inventory items.

        Goodwill. Goodwill is reviewed by management at least annually for impairment. An impairment review is designed to determine whether the fair value, and the related recorded goodwill, of a reporting unit is below its carrying value. Management estimates the fair value based upon the present value of future expected cash flows using management's best estimates of assumptions for sales and expenses. Any goodwill impairment losses will be charged to operations.

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

Financial Services

        Allowance for loan losses. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal, reduced by the allowance for loan losses. Management reviews the value of the collateral securing each loan to determine if an allowance for loan losses is necessary. In this review, management evaluates past loan loss experience, the level of nonperforming loans, current economic conditions, loan volume, growth and composition of the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors.

        Leased properties. Leased properties are recorded at cost and are depreciated during the period of rental using the straight-line method. The costs of normal repairs and maintenance are charged to expense as incurred.

        Leased properties listed for sale or under contract to be sold. Leased properties are classified as listed for sale or under contract to be sold, when a property is listed for sale and/or under contract to be sold within the next twelve months. Leased properties are valued at the lower of depreciated cost (carrying value) or estimated net realizable value.

        Impairment of leased properties. The carrying value of leased properties is reviewed by management at least annually for impairment. An impairment review is designed to determine whether the fair value of a leased property is below its carrying value. Management estimates the fair value based upon available information using appraisals, real estate tax bills and recent sales.

Results of Operations

For the years ended December 31, 2005 and December 31, 2004

        The Company's total net loss available to common shareholders for the year ended December 31, 2005 equaled ($1.55) million or ($0.42) per common share (diluted) as compared to ($3.76) million or ($1.01) per common share (diluted) for the year ended December 31, 2004.

	12/31/2005	12/31/2004
Consumer products segment net loss	($1.91 million)	($3.69 million)
Per common share (diluted)	($0.51)	($0.99)
Financial services segment net income (loss)	$0.36 million	($0.07 million)
Per common share (diluted)	$0.09	($0.02)

        The consumer products segment's net loss decreased $1.78 million when comparing the year ended December 31, 2005 to December 31, 2004. For the year ended December 31, 2004, an income tax expense of $2.69 million was recorded to write-off certain deferred income tax assets while for the year ended December 31, 2005, no income tax expense (benefit) was recognized for financial reporting purposes due to an increase in the deferred income tax valuation allowance. Net sales decreased $1.62 million when comparing the two years primarily due to a $1.58 million holiday shipment of play dolls in 2004 which did not reoccur in 2005. Although the total gross profit percentage remained the same for both years, gross profits decreased $0.65 million due to the decrease in sales. Operating expenses increased $0.39 million while other income increased $0.14 million when comparing the two years.

        The financial services segment's net income increased $0.43 million when comparing the year ended December 31, 2005 to December 31, 2004, primarily due to the sale of seven leased properties resulting in a gain of $1.23 million, net of income taxes. However, rental income and loan income decreased when comparing the two years as a result of a decline in both the number of leased properties and in the principal balances of loans outstanding.

Consumer Products

        Net sales from consumer products for the year ended December 31, 2005, decreased 10% to $14.33 million from $15.95 million for the year ended December 31, 2004. LMOD accounted for 64% of the net sales in 2005 and 69% of the net sales in 2004. The third quarter of 2004 included a $1.58 million holiday shipment of play dolls to a large retailer which did not reoccur in 2005 and accounted for most of the decrease in play doll sales. Sales to dealers of Artist Studio Collection dolls were also down when comparing the two years as dealers continue to order conservatively. Newborn Nursery(R)play dolls and accessories improved substantially when comparing 2005 to 2004 due to the opening of twenty-five new locations in 2005. LPI's net sales increased slightly when comparing the two periods.

        Reflecting the decline in net sales, cost of goods sold decreased 10% to $9.23 million for the year ended December 31, 2005, compared to $10.20 million for the year ended December 31, 2004. Total gross profit margin remained at 36% for both years. LMOD's freight costs, which are included in cost of goods sold, increased slightly when comparing the two periods due to special freight incentives which were offered in 2005 in order to reduce inventory levels.

        Total operating expenses of the consumer products segment for the year ended December 31, 2005, were $7.26 million compared to $6.87 million for the year ended December 31, 2004, a 6% increase. Sales and marketing expense increased $0.31 million primarily due to increases in salaries, commissions, catalog expenses and advertising fees. At LPI the increase of $0.04 million was due primarily to the addition of a new sales person and the payment of commissions to outside sales representatives. The increase of $0.27 million at LMOD was primarily due to one-time start-up costs associated with the opening of Newborn Nursery(R)boutiques in 2005. New product development increased $0.05 million at LPI due to the addition of a new designer and the $0.03 million increase at LMOD due to increases in sample costs and travel expenses. General and administrative expenses increased $0.12 million at LPI and decreased $0.12 million at LMOD. The increase at LPI was due to increased depreciation relating to the purchase of its building as well as increased building maintenance expenses. At LMOD general and administrative expenses increased due to a charge of $0.35 million relating to a lease obligation for a warehouse facility in Columbus, Ohio, which was vacated in the second quarter of 2005. Bad debt expense in 2004 was reduced by $0.19 million due to a reduction in LMOD's allowance for doubtful accounts receivable, which did not reoccur in 2005. Offsetting these expense increases were a reduction in restructuring expenses, a refund of $0.10 million relating to personal property taxes, a reduction of $0.07 million in current personal property tax expense, and an increase of $0.16 million between 2005 and 2004 from settlement proceeds in relation to copyright infringement lawsuits.

        Interest expense decreased $0.02 million when comparing the year ended December 31, 2005, to 2004. During 2005, the consumer products segment's financing was done through intercompany loans while in 2004 the financing was provided by InvestorsBank. Other income increased $0.14 million when comparing the year ended December 31, 2005 to 2004, primarily due to rental income that LPI receives from a tenant in its building. In September of 2004, LPI purchased the building in which it was a tenant from BMSBLC.

        Interest expense and intercompany loans have been eliminated for consolidation purposes. At December 31, 2005, LMOD owed the Parent $4.2 million, consisting of a line of credit of $0.50 million and an unsecured note of $3.7 million. LMOD owed BMSBLC $4.93 million, consisting of a line of credit of $2.95 million and a first mortgage on real estate of $1.98 million. At December 31, 2005, LPI owed BMSBLC $7.81 million consisting of a line of credit of $2.0 million, an unsecured note of $2.35 million, and a first mortgage on real estate of $3.46 million. Before intercompany eliminations, interest expense for the consumer products segment and interest income to the financial services segment was $1.05 million for the year ended December 31, 2005. After the merger of BMSBLC into LMOD on January 1, 2006, all intercompany loans were eliminated on the books of the Parent, BMSBLC, LMOD and LPI.

        For the year ended December 31, 2005, no income tax expense (benefit) was recognized due to an increase in the deferred income tax valuation allowance. For the year ended December 31, 2004, income tax expense of $2.69 million was recorded at the consumer products segment. Management determined for 2004, based on the level of the continuing losses of the consumer products segment, that it would provide a valuation allowance for the full amount of net operating loss carryforwards and other net deferred income tax assets, due to uncertainties of realization in the near term. If the consumer products segment becomes profitable, the existing net operating loss carryforwards should be available to be utilized against future taxable income. In assessing the recoverability of deferred income tax assets, including net operating loss carryforwards, management considers whether it is more likely than not, in the foreseeable future, that some portion or all of the deferred income tax assets will not be realized. The realization of deferred income tax assets in this instance is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards would be available to offset the taxable income. The loss carryforwards expire at various dates through 2025. At December 31, 2005 no income tax expense was recorded and there were unused net operating loss carryforwards of approximately $8.6 million to be used to offset against future federal taxable income.

Financial Services

        The financial services segment net income after the preferred stock dividend payment of $0.91 million was $0.36 million for the year ended December 31, 2005, compared to a net loss of $0.07 million for the year ended December 31, 2004.

        Interest income on loans decreased 23% to $1.72 million for the year ended December 31, 2005, as compared to $2.24 million for the year ended December 31, 2004. The decrease in interest income was primarily due to a $16.15 million decrease in average total loans outstanding when comparing the two years. During the year ended December 31, 2005, $5.90 million of new participations were entered into with InvestorsBank, while normal principal reductions amounted to $2.0 million and loan payoffs were $12.95 million. Participations with InvestorsBank comprised approximately 64% of the loan portfolio at December 31, 2005. The proceeds from the reduction in the loans were used to reduce outstanding debt.

        On January 4, 2006, LMOD entered into an asset purchase agreement to sell substantially all of its loans and loan participations (previously owned by BMSBLC) to InvestorsBank. It is anticipated that the sale of the loans and loan participations will be completed through a series of transactions beginning in January of 2006 and ending no later than June 30, 2006. The purchase price for the sale of the loans and loan participations will be the total of the principal balance of all such loans and loan participations, with an aggregate total purchase price anticipated to be approximately $15.7 million plus accrued interest. Management anticipates that the proceeds from the sale of the loans and loan participations will be used to further reduce any outstanding debt.

        Rental income decreased 40% to $1.80 million for the year ended December 31, 2005, as compared to $3.00 million for the year ended December 31, 2004, due to leased property sales and vacant buildings. Rental income in 2005 decreased $1.12 million due to leased property sales and $0.13 million due to vacant buildings while rent increases of $0.05 million partially offset these amounts. Seven properties were sold during 2005 resulting in a gain of $1.23 million, net of income taxes. All tenants were current in their rent payments at December 31, 2005. At December 31, 2005, leased properties held for sale consisted of a vacant and a partially vacant rental property with a carrying value of $3.26 million and three leased properties that were sold in the first two months of 2006 with a carrying value of $3.55 million. The remaining seven leased properties had a carrying value of $6.61 million at December 31, 2005.

        Net interest margin is determined by dividing the total of interest income on loans and rental income less interest expense by the total of average loans and leased properties. The net interest margin for the year ended December 31, 2005, was 3.74% compared to 4.26% for the year ended December 31, 2004. During 2005, average loans outstanding of $27.33 million (net of intercompany loans) generated $1.72 million in interest income and average leased properties of $18.72 million generated $1.80 million in rental income. The average gross return in 2005 on rental properties was approximately 9.6% while the average gross return on loans was approximately 6.3%. During 2004, average loans outstanding of $43.48 (net of intercompany loans) generated $2.24 million in interest income and average leased properties of $29.03 million (net of intercompany properties) generated $3.00 million in rental income. The average gross return in 2004 on rental properties was approximately 10.3% while the average gross return on loans was approximately 5.2%. Although the average gross return on loans increased during 2005 due to market rate increases, the increase was offset by the reduction in rent resulting from the sale of leased properties which have a higher average gross return than loans.

        Interest expense decreased 16% to $1.77 million for the year ended December 31, 2005, as compared to $2.11 million for the year ended December 31, 2004, primarily due to a decrease in the outstanding average debt balance. The average debt balance decreased $24.98 million when comparing 2005 to 2004 as a result of applying proceeds from loan repayments and from the sale of leased properties. However, BMSBLC's cost of funds is based primarily on variable interest rates. The average cost of funds was 5.14% for 2005 as compared to 3.39% for 2004. As a result, BMSBLC's cost of funds was 1.75% higher when comparing 2005 to 2004 due to the increase in short-term interest rates. During 2004, a substantial amount of commercial paper which had matured was not able to be replaced by sales of additional commercial paper, requiring BMSBLC to draw upon the back-up bank line of credit. During 2004, commercial paper averaged approximately 42% of BMSBLC's debt structure. At June 30, 2005, commercial paper was no longer available to BMSBLC. Instead BMSBLC's bank line of credit comprised 80% of its debt structure with an average rate of 5.61% at December 31, 2005. The cost of the line of credit is approximately .40% to .50% higher than the cost of commercial paper.

        BMSBLC's debt facility consists of a $30 million line of credit that matures on June 23, 2006. BMSBLC expects to pay off the facility by the maturity date using proceeds from the sale of loans and leased properties. Effective January 1, 2006, BMSBLC voluntarily reduced the line of credit to a maximum amount of $23 million. At December 31, 2005, BMSBLC had outstanding unfunded commitments of $2.84 million. Management expects that due to scheduled loan maturities and sales of leased properties, BMSBLC will be able to fund the outstanding commitments.

        Other miscellaneous income decreased $0.03 million for the year ended December 31, 2005, compared to the year ended December 31, 2004, primarily due to a reduction in prepayment penalties in 2005. Other miscellaneous income is composed primarily of prepayment penalties, letter of credit fees, and late payment fees.

        Depreciation expense decreased $0.30 million due to leased property sales and vacancies when comparing the year ended December 31, 2005 to 2004. Management fees under the management fee agreement with InvestorsBank decreased $0.14 million due to the decrease in loans under management and from the sale of leased properties. An impairment loss of $0.18 million was recorded in 2004 to reduce the carrying cost of a leased property. The leased property was sold in January of 2005 at the reduced carrying cost. Other operating expenses decreased $0.18 million when comparing 2005 to 2004. Expenses in 2004 included $0.11 million of debt issue costs and $0.04 million of bad debt expense related to rents that did not reoccur in 2005. There were also reductions of $0.03 million in transfer agent costs and $0.05 million in carrying costs related to leased properties when comparing 2005 to 2004. Offsetting these reductions was an increase of $0.07 million in legal fees relating to the restructuring of the Company.

        The Parent and its REIT subsidiary, BMSBLC, qualified as a real estate investment trust under the Internal Revenue Code for the years ended December 31, 2005 and 2004. Accordingly, they were not subject to income tax on taxable income that was distributed to common shareholders. However, the REIT may retain capital gains from the sale of real estate and pay income tax on that gain. The Parent realized $1.78 million in capital gains and accrued $0.55 million in income taxes for the year ended December 31, 2005, and realized $0.31 million in capital gains and accrued $0.13 million in income taxes as of December 31, 2004.

        Interest expense and intercompany loans have been eliminated for consolidation purposes. At December 31, 2005, LMOD owed the Parent $4.2 million, consisting of a line of credit of $0.50 million and an unsecured note of $3.7 million. LMOD owed BMSBLC $4.93 million, consisting of a line of credit of $2.95 million and a first mortgage on real estate of $1.98 million. At December 31, 2005, LPI owed BMSBLC $7.81 million consisting of a line of credit of $2.0 million, an unsecured note of $2.35 million, and a first mortgage on real estate of $3.46 million. Before intercompany eliminations, interest expense for the consumer products segment and interest income to the financial services segment was $1.05 million for the year ended December 31, 2005. After the merger of BMSBLC into LMOD on January 1, 2006, all intercompany loans were eliminated on the books of the Parent, BMSBLC, LMOD and LPI.

        As of November 12, 2003, the Parent extended a guarantee to a supplier of LMOD in which the Parent has agreed to unconditionally guarantee all obligations of LMOD to the supplier. It is anticipated that the maximum amount of the guarantee will not exceed $0.60 million; however, the amount of the guarantee is unlimited and the amount of the obligation may increase in the future. As of December 31, 2005, LMOD owed the supplier $0.22 million.

For the years ended December 31, 2004 and December 31, 2003

        The Company's total net loss applicable to common shareholders for the year ended December 31, 2004 equaled ($3.76) million or ($1.01) per common share (diluted) as compared to ($0.66) million or ($0.18) per common share (diluted) for the year ended December 31, 2003.

	12/31/2004	12/31/2003
Consumer products segment net loss	($3.69 million)	($1.09 million)
Per common share (diluted)	($0.99)	($0.29)
Financial services segment net (loss) income	($0.07 million)	$0.43 million
Per common share (diluted)	($0.02)	$0.11

        The consumer products segment's net loss before income taxes at December 31, 2004 was $1.44 million less than the net loss before income taxes at December 31, 2003, primarily due to reductions in operating expenses. For the year ended December 31, 2004, an income tax expense of $2.69 million was recorded at the consumer products segment as compared to a $1.37 million income tax benefit at December 31, 2003. Management determined for 2004, based on the level of the continuing losses of the consumer products segment, that it would provide a valuation allowance for the full amount of net operating loss carryforwards and other net deferred income tax assets, due to uncertainties of realization in the near term. If the consumer products segment becomes profitable, the existing net operating loss carryforwards should be available to be utilized against future taxable income.

        In evaluating the consumer product segment's ability to realize the net deferred income tax assets, the Company considers all available evidence, both positive and negative, including past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies that are prudent and feasible, and the forecast of future taxable income. In considering this information, the Company is required to make certain assumptions and judgments based on plans and estimates. Any changes in the Company's assumptions and/or estimates may materially impact the consumer products segment's income tax expense. The $2.69 million of deferred income tax assets were recognized in years prior to 2004 including a $1.37 million of deferred income tax benefit recognized during the year ended December 31, 2003. For the year ended December 31, 2004, the consumer products segment provided a valuation allowance of $3.32 million which should be available to be utilized against future taxable income. A portion of the valuation allowance is a significant component of the reconciliation between the provision for income taxes computed at the Federal statutory rate versus the effective rate. See Note 20 in the accompanying consolidated financial statements for more information regarding the income tax provision and related deferred income tax valuation allowance.

        The financial services segment incurred a net loss of $0.07 million, after the payment of the preferred stock dividend of $0.91 million, for the year ended December 31, 2004, as compared to net income of $0.43 million for the year ended December 31, 2003. Due to the Parent's required redemption of $16.85 million of outstanding preferred stock by July 1, 2008, the financial services segment is materially curtailing its lending activities and is selling its leased properties over the next four years. During the second quarter of 2004, the Board of Directors of the Company approved a plan to convert the loans and leased properties of BMSBLC to cash as loans mature and leased properties are sold. The proceeds will be used to reduce outstanding debt and to redeem preferred stock. Under this policy, BMSBLC does not intend to make new loans or purchase new properties to lease, with only limited exceptions for participations with InvestorsBank. This reduction in assets will reduce the income available for common stock dividends in each of the next four years. As a result, the Board of Directors changed the common stock dividend policy from the payment of quarterly dividends to an annual dividend, which would be payable in January for the preceding year. During the year ended December 31, 2004, common stock dividends of $0.20 per share were paid. The preferred stock dividend of $0.335 per share per quarter ($1.34 annual dividend per preferred share) was paid during 2004.

Consumer Products

        Net sales from consumer products for the year ended December 31, 2004, decreased 10% to $15.95 million from $17.66 million for the year ended December 31, 2003. This was due to decreased sales of $1.41 million at LMOD and decreased sales of $0.30 million at LPI. Artist Studio Collection (ASC) dolls are primarily sold through the LMOD dealer network and play dolls are primarily sold through dealers and a few larger retailers. LMOD dealers have been ordering conservatively to minimize their inventory levels due to slower sales, resulting in a $1.25 million or 16% sales decrease in ASC dolls when comparing the year ended December 31, 2004 to 2003. Price competition remains a factor in ASC doll sales as numerous competitors have expanded into the life-like baby doll category. The sales of play dolls to retailers, which include the Newborn Nursery(R)play dolls, decreased $0.22 million or 7%, when comparing the year ended December 31, 2004 to 2003. During the year ended December 31, 2004, sales to two new retail accounts accounted for 76% of play doll sales to retailers. LMOD is continuing to add new dealers and to introduce new dolls in order to stimulate demand for both lines of dolls.

        Reflecting the decline in net sales, cost of goods sold decreased 7% to $10.20 million for the year ended December 31, 2004, compared to $10.96 million for the year ended December 31, 2003. LMOD's cost of goods sold decreased to $6.89 million from $7.59 million while LPI's cost of goods sold decreased to $3.31 million from $3.37 million. Total gross profit margin decreased to 36% from 38% in the prior year. In connection with transferring doll production to China, LMOD increased its allowance for inventory obsolescence by $0.19 million during 2004. LMOD's gross profit margin remained at 36% (before the inventory obsolescence charge) for both years despite price reductions on the line of ASC dolls. The price reduction was instituted in June of 2003 to stimulate sales and to meet increased competition; however, this decrease was partially offset by the transfer of doll production to China in July of 2004. During the second half of 2004, margins at LMOD did improve as a result of the transfer of production to China. LPI's gross profit margin remained the same for both years.

        Total operating expenses of the consumer products segment for the year ended December 31, 2004, were $6.87 million compared to $9.19 million for the year ended December 31, 2003, a 25% decrease. LMOD's total operating expenses decreased $2.37 million to $5.55 million for the year ended December 31, 2004. Sales and marketing expense decreased $1.41 million, which included decreases of $0.34 million in personnel reductions and employee benefits. Advertising, trade shows, postage and catalog printing costs were reduced $0.36 million. The LMOD catalog was made available on-line at www.leemiddletondolls.com, which reduced the printing and mailing costs during 2004. Due to the expiration of the Lee Middleton licensing agreement expenses were reduced in 2004 by $0.17 million. The remaining reduction of $0.54 million was due to decreases in expenses for freight, samples, travel, commissions and royalties. New product development increased $0.09 million primarily due to an employee position transfer to new product development, employee contract provisions and employee benefits. LMOD's general and administrative expenses decreased $1.05 million when comparing 2004 to 2003. An adjustment to the allowance for doubtful accounts resulted in a $0.59 million income statement change between 2004 and 2003. This reduction was due to the settlement of a $0.08 million claim with regard to the FAO, Inc. bankruptcy and the balance of the reduction was due to higher collection rates on outstanding receivables.

        Personnel reductions accounted for a $0.56 million reduction in expenses, which was offset by a $0.10 million increase in restructuring costs due to the transfer of doll production to China and a $.0.10 million increase in legal fees due to the copyright infringement lawsuits . LPI's operating expenses increased $0.05 million to $1.33 million for the year ended December 31, 2004. Sales and marketing expenses increased $0.02 million primarily due to increases in samples for customers. New product development remained the same between 2004 and 2003. General and administrative expenses increased $0.03 million due to additional depreciation.

        Interest expense increased $0.01 million when comparing the year ended December 31, 2004, to 2003. As a result of InvestorsBank extending a $2.0 million line of credit to LMOD (with the Parent as a co-borrower) at prime rate in July of 2004, other income increased $0.09 million when comparing the year ended December 31, 2004 to 2003 as a result of settlements with defendants regarding legal actions taken to prevent the sale of certain dolls that management believes infringe on LMOD's copyrights and other intellectual property. In September of 2004, LPI purchased the building in which it was a tenant, from BMSBLC. BMSBLC financed the transaction with the purchase price of $3.67 million being determined by an independent appraiser and representing the fair market value of the building at the time of the sale. Other income also includes rental income of $.05 million that LPI receives from a tenant in its building.

        Interest expense and intercompany loans have been eliminated for consolidation purposes. At December 31, 2004, LMOD owed the Parent $4.2 million, consisting of a line of credit of $0.50 million and an unsecured note of $3.7 million. LMOD owed BMSBLC $2.02 million, secured by a first mortgage on real estate. The average interest rate on LMOD's notes was 5.6% at December 31, 2004. At December 31, 2004, LPI owed BMSBLC $8.11 million consisting of a line of credit of $2.0 million, an unsecured note of $2.5 million, and a first mortgage on real estate of $3.61 million. The average interest rate on LPI's notes was 5.7% at December 31, 2004. Before intercompany eliminations, interest expense for the consumer products segment and interest income to the financial services segment was $0.57 million for the year ended December 31, 2004. Intercompany eliminations also included $0.20 million in rent paid by LPI to BMSBLC through August of 2004. As of January, 2004, LMOD no longer paid management fees to BMSBLC, which increased working capital at LMOD, but reduced taxable income at BMSBLC.

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

        Interest income on loans decreased 31% to $2.24 million for the year ended December 31, 2004, as compared to $3.26 million for the year ended December 31, 2003. This decrease was primarily due to a $19.29 million decrease in the average total loans outstanding when comparing the year ended December 31, 2004, to the year ended December 31, 2003. In the present competitive interest rate environment, BMSBLC is at a lending disadvantage with other institutions such as banks, due to its higher cost of funds. During the year ended December 31, 2004, competitive pressures resulted in a reduction in loans of $24.99 million due to payoffs and $3.38 million due to normal principal reductions. The Parent's and BMSBLC's management agreement with InvestorsBank prevents them from making new loans to other than existing customers without the prior consent of InvestorsBank. Also, due to the requirements to redeem $16.85 million of preferred stock on July 1, 2008, the Parent and BMSBLC will use the proceeds of loan maturities, payoffs, and sales of leased properties to reduce outstanding indebtedness and therefore they do not intend to make any new loans or purchase any new properties, except for the purchase of loan participations from InvestorsBank. During the year ended December 31, 2004, $8.93 million of new loan participations through InvestorsBank were added to the loan portfolio. Participations with InvestorsBank comprised approximately 63% of the loan portfolio at December 31, 2004.

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

        In September of 2004, LPI purchased the building in which it was a tenant, from BMSBLC. BMSBLC financed the transaction with the purchase price of $3.67 million being determined by an independent appraiser and representing the fair market value of the building at the time of the sale. The fair market value of the transaction approximated the carrying value to BMSBLC and no gain or loss was recognized on the transaction. At December 31, 2004, BMSBLC owned 19 properties with a net carrying value of $22.23 million of which $18.54 million was pledged as collateral to the debt facility. A vacant and a partially vacant rental property with a net carrying value of $3.28 million were available for sale or lease at December 31, 2004.

        There were no outstanding interest rate swaps during the year ended December 31, 2004. The termination of interest rate swaps resulted in income of $0.48 million for the year ended December 31, 2003. BMSBLC may periodically use these derivative instruments for purposes of managing interest rate risk. However, there were no interest rate swap agreements in effect at December 31, 2004.

        Interest expense decreased 26% to $2.11 million for the year ended December 31, 2004, as compared to $2.87 million for the year ended December 31, 2003, primarily due to a decrease in the outstanding average debt balance. The average debt balance decreased $22.07 million when comparing 2004 to 2003 as a result of the decrease in loans as explained above. To decrease the effective interest rate paid by BMSBLC, approximately $6.15 million of higher rate debt was paid-off with proceeds from loan payoffs. Variable interest rates, which also affect BMSBLC's cost of funds, were higher at the end of 2004 due to increases in the prime rate resulting in an average cost of funds of 3.39% for 2004 as compared to 3.18% for 2003.

        Other miscellaneous income decreased $0.11 million for the year ended December 31, 2004, compared to the year ended December 31, 2003, primarily due to decreases in late payment fees and prepayment penalties.

        Depreciation expense decreased $0.12 million due to leased property sales and vacancies when comparing the year ended December 31, 2004 to 2003 due to depreciation being discontinued when a property becomes vacant. Management fees under the management fee agreement with InvestorsBank decreased $0.04 million due to the decrease in loans and leased properties under management when comparing the two years. An impairment loss of $0.18 million was recorded to reduce the carrying cost of a leased property. This leased property was sold in January of 2005 at the reduced carrying cost. In addition, certain leased properties were sold at a loss of $0.35 million during 2003. Other operating expenses in 2004 remained approximately the same as in 2003.

        The Parent and its qualified REIT subsidiary, BMSBLC, qualify as a real estate investment trust under the Internal Revenue Code. Accordingly, they are not subject to income tax on taxable income that is distributed to common shareholders. During 2004 and 2003, the Parent took advantage of a provision in the tax law that allows a REIT to retain any capital gains on the sale of real estate properties by paying income tax on the gains. The Parent realized $0.31 million in capital gains and accrued $0.13 million in income taxes as of December 31, 2004 and realized $0.52 million in capital gains and accrued $0.18 million in income taxes as of December 31, 2003.

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

Liquidity and Capital

Consumer Products

        The consumer products segment's net loss before intercompany eliminations for the year ended December 31, 2005, was $2.73 million, which was financed primarily by an intercompany line of credit agreement.

        Total assets of the consumer products segment were $14.55 million as of December 31, 2005, and $14.22 million as of December 31, 2004, a 2% increase. Cash increased to $0.08 million at December 31, 2005, from $0.02 million at December 31, 2004.

        Primarily due to the offering of deferred payment terms to customers and to stronger fourth quarter sales, accounts receivable, net of the allowance for doubtful accounts, increased to $2.83 million at December 31, 2005, from $2.08 million at December 31, 2004. LPI's trade receivables decreased $0.05 million and LMOD's trade receivables increased $0.77 million, while other receivables increased by $0.03 million.

        Inventory and prepaid inventory, net of the allowance for obsolescence, increased to $4.97 million at December 31, 2005, compared to $4.72 million at December 31, 2004. LMOD's inventory increased by $0.86 million due to an increase in future anticipated sales levels and LPI's inventory decreased by $0.43 million due to reductions in overstocked inventory. At LMOD, the allowance for obsolescence was increased $0.18 million during 2005. Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

        Property and equipment, net of accumulated depreciation, decreased by $0.64 million as of December 31, 2005, compared to December 31, 2004, due to depreciation and the disposal of unused equipment at LMOD. Property and equipment increased by $0.23 million while accumulated depreciation increased by $0.87 million. Other prepaid expenses decreased $0.09 million from December 31, 2004 to December 31, 2005.

        At December 31, 2005, the consumer products segment had unused federal net operating loss carryforwards of approximately $8.6 million. Management determined that based on the level of the continuing losses of the consumer products segment, it would continue to provide a valuation allowance for the full amount of net operating loss carryforwards and other net deferred income tax assets, due to uncertainties of realization in the near term. If the consumer products segment becomes profitable, the existing net operating loss carryforwards should be available to be utilized against future taxable income. In assessing the recoverability of deferred income tax assets, including net operating loss carryforwards, management considers whether it is more likely than not, in the foreseeable future, that some portion or all of the deferred income tax assets will not be realized. The realization of deferred income tax assets in this instance is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards would be available to offset the taxable income. The net operating loss carryforwards expire at various dates through 2025. The deferred income tax assets are reviewed on a quarterly basis.

        Goodwill was recorded when the Company purchased the remaining interest in the stock from the estate of Lee Middleton, the founder of LMOD, on April 30, 1998. The purchase price exceeded the carrying value by $0.62 million. As of December 31, 2005 and 2004, the balance of the goodwill, net of previous accumulated amortization, was $0.51 million. Management has concluded that the goodwill is not impaired as of December 31, 2005.

        Other liabilities increased $0.34 million to $1.71 million at December 31, 2005, from $1.37 million at December 31, 2004, due to increases in accounts payable, accrued royalties and accrued advertising costs.

Financial Services

        During 2005, the financial services segment's net income after intercompany transactions was $2.08 million and dividends of $0.91 million were paid to preferred stockholders.

        Total assets of the financial services segment were $37.79 million as of December 31, 2005 and $56.44 million as of December 31, 2004. Cash decreased to $0.20 million at December 31, 2005 from $0.63 million at December 31, 2004.

        Interest receivable decreased to $0.11 million as of December 31, 2005, from $0.23 million at December 31, 2004. At December 31, 2005, four non-performing loans totaling $0.41 million in principal were considered to be non-accrual loans, resulting in $0.03 million less of interest income which would have been recorded for the year had the non-accruing loans been current in accordance with their original terms.

        Total loans (excluding intercompany loans) decreased by $9.05 million, or 28%, to $23.79 million at December 31, 2005, from $32.84 million at December 31, 2004. The proceeds from the reduction in the loans were used to reduce outstanding debt. As of December 31, 2005 and 2004, management did not provide an allowance for loan losses due to management's belief that the collateral securing nonperforming loans was adequate to fully secure the debtors' obligations to BMSBLC. At December 31, 2005, BMSBLC's loan portfolio consisted of 40 loans, of which 19 were participated with InvestorsBank, five were intercompany loans and four were non-performing loans. At December 31, 2004, there were five nonperforming loans, totaling $1.17 million in principal, on non-accrual status. During February of 2005, one non-performing loan was paid in full totaling $0.75 million in principal.

        On January 4, 2006, LMOD entered into an asset purchase agreement to sell a significant portion of its loans and loan participations (previously owned by BMSBLC) to InvestorsBank. It is anticipated that the sale of certain loans and loan participations will be completed through a series of transactions beginning in January of 2006 and ending no later than June 30, 2006. The purchase price for the sale of the loans and loan participations will be the total of the principal balance of all such loans and loan participations, with an aggregate total purchase price anticipated to be approximately $15.7 million plus accrued interest. These loans have been classified as held for sale on the balance sheet as of December 31, 2005.

        Leased properties, net of accumulated depreciation, decreased to $13.41 million as of December 31, 2005, compared to $22.23 million as of December 31, 2004, primarily due to the sale of seven leased properties with a net book value of $8.47 million. At December 31, 2005, leased properties held for sale consisted of two vacant rental properties with a net book value of $3.26 million and three leased properties that were sold in 2006 with a net book value of $3.55 million. Management believes that the carrying values of the remaining unsold properties were not impaired at December 31, 2005. All tenants were current in their rent payments at December 31, 2005.

        Other assets, including prepaid amounts, decreased by $0.23 million primarily due to a reduction of $0.18 million in prepaid items relating to leased properties.

        The financial services segment's total consolidated indebtedness at December 31, 2005 decreased $16.85 million from December 31, 2004, primarily as the result of the payment of debt using the proceeds from the payoff of loans in the loan portfolio and from the sale of leased properties.

Financial services segment’s debt	12/31/2005	12/31/2004
Short-term debt	$22.82 million	$37.82 million
Long-term debt	$5.14 million	$6.99 million
Redeemable preferred stock	$16.85 million	$16.85 million

        BMSBLC's debt facility consists of a $30 million line of credit that matures on June 23, 2006. Effective January 1, 2006, BMSBLC voluntarily reduced the line of credit to a maximum amount of $23 million and expects to pay off the facility by the maturity date using proceeds from the sale of loans and leased properties. At December 31, 2005, BMSBLC had outstanding unfunded commitments of $2.84 million. Management expects that due to scheduled loan maturities and sales of leased properties, BMSBLC will be able to fund the outstanding commitments.

        Long-term debt at December 31, 2005, consists of a term note of $5.0 million which bears interest at a fixed rate of 6.98% through June 1, 2013, and $0.14 million of loan participations with repurchase options which bear interest at 7.19% until repaid. In January of 2006, the $0.14 million of loan participations were repaid. In February of 2006, the term note was repaid using proceeds from the bank line of credit facility, which has a lower interest rate.

        Accrued liabilities decreased to $0.93 million at December 31, 2005, as compared to $0.96 million at December 31, 2004, primarily due to the payment of real estate taxes on leased properties and to reductions in security deposits on leased properties.

        The Company is using the proceeds from the sale of its leased properties and from the sale of loans and loan participations to reduce its indebtedness. These sales cause a reduction in the earning assets of the Company. As a result, the income available for common stock dividends is reduced. The Board of Directors in June, 2004, changed the common stock dividend policy from the payment of quarterly dividends to an annual dividend which would be payable in January for the preceding year. For the year ended December 31, 2005, no dividends were paid to the common stock shareholders. The preferred stock dividend of $0.335 per share per quarter ($1.34 annual dividend per preferred share) was paid during 2005.

        The Company anticipates that substantially all of its financial service segment loans and loan participations will be sold or will have matured prior to June 30, 2006. In addition, the Company anticipates selling all of its leased real estate over time; however, as of March 31, 2006, no decision has been made with respect to the sale of any specific leased properties. Conditions in the real estate market for industrial and commercial buildings similar to that owned by LMOD will affect the availability of purchasers, the prices at which the real estate can be sold, and the timing of such sales. The Company anticipates that proceeds will be sufficient to pay off the existing bank debt. However, the amount of proceeds available after the payment of the indebtedness cannot be estimated at the present time.

        The consumer products segment has incurred net losses and negative cash flows from operating activities over the past three years and the Company has an accumulated deficit of $5.3 million at December 31, 2005. The Company believes that the cash that will be generated from existing operations together with existing cash balances and other potential sources of financing will be sufficient to provide the cash necessary to meet operating and working capital requirements during 2006 and into 2007. The Company anticipates that its bank lines of credit, note payable and repurchase obligations should be paid off by June 30, 2006 at which time it will have no collateralized assets and should be able to obtain outside financing for its working capital needs. The Company is considering various financing alternatives; however, the Company is required to redeem $16.85 million of preferred stock by July 1, 2008, to the extent permitted under Wisconsin law.

Off Balance Sheet Arrangements

        BMSBLC, in its ordinary course of business, had undisbursed loan commitments and lines of credit totaling $2.84 million and $4.14 million at December 31, 2005 and 2004, respectively. There were no letters of credit outstanding as of December 31, 2005.

Contractual Obligations

        The Company has obligations and commitments to make future payments under debt and operating leases. The following schedule details these obligations at December 31, 2005.

	Payments due by period
Contractual obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	After 5 years
Consumer products segment
Operating lease obligations	$511,444	$235,731	$162,920	$110,133	$2,660
Financial services segment
Short-term note *	$23,297,794	$23,297,794	$--	$--	$--
Long-term note *	$5,395,964	$5,395,964	$--	$--	$--
Loan participations **	$135,254	$135,254	$--	$--	$--
Preferred stock	$19,117,528	$905,101	$18,212,427	$--	$--
Total contractual obligations	$48,457,984	$29,969,844	$18,375,347	$110,133	$2,660

* Long-term note was repaid in February of 2006 and includes a prepayment penalty of $0.29 million.
** Loan participation payments are made when principal is paid on the corresponding notes.
All loan participations were repaid in January of 2006.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R, "Share-Based Payment" ("SFAS 123R"), which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of the compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaced FASB Statement No. 123, "Accounting for Stock Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R is effective for the interim period beginning January 1, 2006. The Company believes that the adoption of SFAS 123R will not have a significant effect on its consolidated financial statements due to the limited amount of non-vested outstanding options.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). This statement is effective for accounting changes and corrections of errors made after January 1, 2006. SFAS 154 generally requires retrospective application of prior periods' financial statements of a voluntary change in accounting principle. However, this statement does not change the transition provisions of any existing accounting pronouncement, including those that are in a transition phase as of the effective date of SFAS 154.

In December 2005, the FASB issued FSP SOP 94-6-1, "Terms of Loan Products That May Give Rise to a Concentration of Credit Risk". This FSP was issued to emphasize the requirement to assess the adequacy of disclosures for all lending products, especially loan products whose contractual features may increase the exposure of the originator, holder, investor, guarantor, or servicer to risk of nonpayment or realization. See Note 4 in Notes to Consolidated Financial Statements.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

        This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may", "will", "could", "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, including the condition of the local real estate market, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or real estate portfolios, competition, demand for the Company's consumer products, the degree of success of the Company's strategy to reduce expenses at LMOD, the effect of not reaching the Company's goals of continuing to expand the Newborn Nursery(R)boutiques with high volume retailers, payment when due of principal and interest on loans made by the Company, payment of rent by lessees on Company properties, the necessity to make additions to the Company's loan loss reserve, the timing of sales of, and the selling prices, of the Company's leased real estate. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

        The Parent and BMSBLC assume interest rate risk (the risk that general interest rate levels will change) as a normal component of its operations. As a result, fair values of the Parent's and BMSBLC's financial instruments will change when interest rate levels fluctuate and that change may be either favorable or unfavorable to the Company.

        The Parent and BMSBLC's debt structure and interest rate risk are managed through the use of variable rate debt. BMSBLC's fixed rate loans and fixed rate leases are presently matched against variable rate debt. Therefore, an increase of 1% in the interest rate paid on variable debt would decrease the Company's annual pre-tax profits in an amount approximating $30,000.

Item 8.	Financial Statements and Supplementary Data

The Middleton Doll Company

Consolidated Financial Statements

Contents

Report of Virchow, Krause & Company, LLP, Independent Registered Public Accounting Firm	28
Consolidated Balance Sheets as of December 31, 2005 and 2004	29
Consolidated Statements of Operations
For the years ended December 31, 2005, 2004 and 2003	31
Consolidated Statements of Shareholders' Equity
For the years ended December 31, 2005, 2004 and 2003	33
Consolidated Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003	34
Notes to Consolidated Financial Statements	36
Financial Statement Schedules
Schedule I Condensed Financial Information of Registrant	61
Schedule II Valuation and Qualifying Accounts	61
Schedule IV Mortgage Loans on Real Estate	62

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
The Middleton Doll Company

We have audited the accompanying consolidated balance sheets of The Middleton Doll Company and subsidiaries (the “Company”), as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. We have also audited the financial statement schedules listed in Item 8. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Middleton Doll Company and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules listed in Item 8, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Virchow, Krause & Company, LLP

Milwaukee, Wisconsin
February 28, 2006

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

ASSETS

	2005	2004
CONSUMER PRODUCTS
Current Assets:
Cash and cash equivalents	$83,817	$17,977
Accounts receivable, net	2,831,259	2,081,321
Inventory, net	4,885,588	4,390,345
Prepaid inventory	79,480	326,806
Other prepaid expenses	174,003	265,609

Total current assets	8,054,147	7,082,058
Property and equipment, net	5,990,003	6,629,261
Goodwill	506,145	506,145

Total Consumer Products Assets	14,550,295	14,217,464

FINANCIAL SERVICES
Cash and cash equivalents	203,356	628,160
Interest receivable	113,854	231,760
Loans held for investment	8,044,940	32,840,843
Loans held for sale	15,744,681	--
Leased properties, net	6,606,281	17,250,294
Leased properties, net, listed for sale or under
contract to be sold	6,806,178	4,977,149
Property and equipment, net	--	4,502
Other assets	274,596	509,450

Total Financial Services Assets	37,793,886	56,442,158

TOTAL ASSETS	$52,344,181	$70,659,622

See accompanying Notes to Consolidated Financial Statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY

	2005	2004
LIABILITIES
CONSUMER PRODUCTS
Short-term borrowings	$--	$220,000
Accounts payable	990,013	748,352
Accrued salaries	136,429	125,744
Accrued liabilities	584,215	493,634

Total Consumer Products Liabilities	1,710,657	1,587,730

FINANCIAL SERVICES
Commercial paper	--	7,065,959
Lines of credit	22,820,000	30,750,000
State of Wisconsin Investment Board notes payable	5,000,000	5,666,667
Loan participations with repurchase options	135,254	1,322,807
Accrued liabilities	930,681	964,268

Total Financial Services Liabilities Excluding
Preferred Shares	28,885,935	45,769,701
Preferred shares subject to mandatory redemption, net	16,854,775	16,854,775

Total Financial Services Liabilities	45,740,710	62,624,476

SHAREHOLDERS’ EQUITY
Common stock, $0.0667 cents par value,
15,000,000 shares authorized, 4,401,599 shares issued,
3,727,589 shares outstanding at December 31, 2005 and 2004	293,441	293,441
Additional paid-in capital	16,604,744	16,604,744
Accumulated deficit	(5,279,449)	(3,724,847)
Treasury stock, 674,010 shares, at December 31, 2005
and 2004, at cost	(6,725,922)	(6,725,922)

	4,892,814	6,447,416

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$52,344,181	$70,659,622

See accompanying Notes to Consolidated Financial Statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
CONSUMER PRODUCTS
NET SALES	$14,328,082	$15,945,860	$17,660,233
COST OF GOODS SOLD	9,233,667	10,200,025	10,960,260

Gross Profit	5,094,415	5,745,835	6,699,973
OPERATING EXPENSES (INCOME)
Sales and marketing	2,409,896	2,096,908	3,491,193
New product development	953,742	879,173	793,502
General and administrative	4,120,811	3,967,191	4,936,783
Litigation settlements	(225,000)	(70,000)	(30,000)

Total Operating Expenses	7,259,449	6,873,272	9,191,478
Net operating loss	(2,165,034)	(1,127,437)	(2,491,505)
OTHER INCOME (EXPENSE)
Interest expense	(1,314)	(18,534)	(4,778)
Other income, net	247,635	108,087	17,344

Net Other Income	246,321	89,553	12,566
Loss before income taxes, minority interest
and intercompany charges	(1,918,713)	(1,037,884)	(2,478,939)
Less: Applicable income tax (expense) benefit	--	(2,685,224)	887,460
Minority interest in losses of subsidiaries	--	28,786	22,857

LOSS BEFORE INTERCOMPANY
CHARGES - CONSUMER PRODUCTS	(1,918,713)	(3,694,322)	(1,568,622)

FINANCIAL SERVICES
REVENUES
Interest on loans	1,717,316	2,244,411	3,258,164
Rental income	1,796,937	3,004,701	3,074,479
Gain on sale of leased properties	1,779,964	309,718	518,967
Gain on termination of interest rate swaps	--	--	484,304
Other income	38,826	70,608	178,950

Total Revenues	5,333,043	5,629,438	7,514,864

EXPENSES
Interest expense	1,769,736	2,113,731	2,869,363
Depreciation expense	353,613	649,693	771,451
Management fee expense	748,618	891,434	931,082
Impairment loss	--	180,853	--
Loss on disposal of leased properties	--	--	346,022
Other operating expenses	644,947	826,409	816,202

Total Expenses	3,516,914	4,662,120	5,734,120

Income before income taxes and
intercompany revenue	1,816,129	967,318	1,780,744
Less: Applicable income tax expense	(546,917)	(128,371)	(183,695)

INCOME BEFORE INTERCOMPANY
REVENUE - FINANCIAL SERVICES	$1,269,212	$838,947	$1,597,049

See accompanying Notes to Consolidated Financial Statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
TOTAL COMPANY
Income (loss) before income taxes, minority
interest and intercompany activity
Consumer products	$(1,918,713)	$(1,037,884)	$(2,478,939)
Financial services	1,816,129	967,318	1,780,744

Total Company	(102,584)	(70,566)	(698,195)
Income tax (expense) benefit	(546,917)	(2,813,595)	1,185,003
Minority interest in losses of subsidiaries	--	28,786	22,857

NET (LOSS) INCOME	(649,501)	(2,855,375)	509,665
Preferred stock dividends	(905,101)	(905,101)	(1,171,407)

NET LOSS AVAILABLE TO
COMMON SHAREHOLDERS	$(1,554,602)	$(3,760,476)	$(661,742)

Basic loss per common share	$(0.42)	$(1.01)	$(0.18)

Diluted loss per common share	$(0.42)	$(1.01)	$(0.18)

Weighted average shares outstanding	3,727,589	3,727,589	3,727,589

SEGMENT RECONCILIATION
CONSUMER PRODUCTS
Loss before intercompany charges	$(1,918,713)	$(3,694,322)	$(1,568,622)
Interest and rent expense to parent	(1,051,272)	(769,319)	(747,524)
Management fees to parent	--	(114,000)	(449,267)
Forgiveness of management fees to parent	--	114,000	--
Applicable income tax benefit related to
intercompany charges	--	--	481,238

Total Segment Net Loss	(2,969,985)	(4,463,641)	(2,284,175)
FINANCIAL SERVICES
Income before intercompany revenue	1,269,212	838,947	1,597,049
Interest and rent income from subsidiary	1,051,272	769,319	747,524
Management fees from subsidiary	--	114,000	449,267
Forgiveness of management fees from subsidiary	--	(114,000)	--

Total Segment Net Income	2,320,484	1,608,266	2,793,840
NET (LOSS) INCOME	$(649,501)	$(2,855,375)	$509,665

See accompanying Notes to Consolidated Financial Statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004 and 2003

	Common stock	Additional paid-in capital	Retained earnings (Accumulated deficit)	Treasury stock	Accumulated other comprehensive income	Total
BALANCES - December 31, 2002	293,441	16,604,744	2,933,904	(6,725,922)	512,316	13,618,483

Comprehensive loss
Net income - 2003	--	--	509,665	--	--	509,665
Unrealized losses on cash flow
hedges	--	--	--	--	(28,012)	(28,012)
Reclassification adjustment for
gains realized on termination
of cash flow hedges included
in net income	--	--	--	--	(484,304)	(484,304)

Total Comprehensive Loss						(2,651)

Cash dividends on preferred stock -
8.53% dividend rate in January,
April and July and 5.37%
dividend rate in October	--	--	(1,171,407)	--	--	(1,171,407)
Cash dividends on common stock -
$.40 per share	--	--	(1,491,015)	--	--	(1,491,015)

BALANCES - December 31, 2003	293,441	16,604,744	781,147	(6,725,922)	--	10,953,410
Comprehensive and net loss - 2004			(2,855,375)			(2,855,375)
Cash dividends on preferred stock -
5.37% dividend rate	--	--	(905,101)	--	--	(905,101)
Cash dividends on common stock -
$.20 per share	--	--	(745,518)	--	--	(745,518)

BALANCES - December 31, 2004	293,441	16,604,744	(3,724,847)	(6,725,922)	--	6,447,416
Comprehensive and net loss - 2005			(649,501)			(649,501)
Cash dividends on preferred stock -
5.37% dividend rate	--	--	(905,101)	--	--	(905,101)

BALANCES - December 31, 2005	$293,441	$16,604,744	$(5,279,449)	$(6,725,922)	$--	$4,892,814

See accompanying Notes to Consolidated Financial Statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
CONSUMER PRODUCTS
CASH FLOWS FROM OPERATING ACTIVITIES
Segment net loss	$(2,969,985)	$(4,463,641)	$(2,284,175)
Adjustments to reconcile segment net loss to
net cash flows from operating activities
Depreciation and amortization	870,179	920,219	1,047,968
Gain on sale of property	(59,725)	--	--
Provision for losses on accounts receivable	925	(203,739)	387,039
Provision for oboslete inventory	227,241	308,950	31,527
Provision for deferred income tax expense (benefit)	--	2,685,224	(1,368,698)
Change in minority interest in subsidiaries	--	(28,786)	(22,855)
Net change in:
Accounts receivable	(750,863)	291,353	677,402
Inventory, net	(722,484)	719,921	755,994
Other assets	338,932	(128,467)	683,836
Accounts payable	241,661	149,328	(420,522)
Other liabilities	101,266	(247,701)	121,684

Net Cash Flows from (used in) Operating Activities	(2,722,853)	2,661	(390,800)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(261,295)	(205,482)	(563,786)
Proceeds from sale of equipment	90,099	--	--

Net Cash Flows used in Investing Activities	(171,196)	(205,482)	(563,786)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short term borrowings	(220,000)	220,000	(1,242,000)
Net intercompany transactions	3,179,889	(696,760)	2,393,329

Net Cash Flows from (used in) Financing Activities	2,959,889	(476,760)	1,151,329

Net Change in Cash and Cash Equivalents	65,840	(679,581)	196,743
CASH AND CASH EQUIVALENTS - BEGINNING
OF YEAR	17,977	697,558	500,815

CASH AND CASH EQUIVALENTS - END OF YEAR	$83,817	$17,977	$697,558

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$3,626	$18,534	$4,778
Cash received for income taxes	--	(5,492)	(600,376)
NONCASH INVESTING AND FINANCING ACTIVITIES
Purchase of land and building from financial services segment	$--	$3,666,000	$--

See accompanying Notes to Consolidated Financial Statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
FINANCIAL SERVICES
CASH FLOWS FROM OPERATING ACTIVITIES
Segment net income	$2,320,484	$1,608,266	$2,793,840
Adjustments to reconcile segment net income to
net cash flows from operating activities
Depreciation	353,613	649,693	771,451
Loss on disposal of leased properties	--	--	346,022
Provision for impairment of leased property	--	180,853	--
Gain on sale of leased properties	(1,779,964)	(309,718)	(518,967)
Net change in:
Interest receivable	117,906	20,508	15,823
Rent receivable	--	112,055	138,432
Other assets	234,854	1,896,060	(1,505,555)
Accrued liabilities	(33,587)	(166,835)	(526,219)

Net Cash Flows from Operating Activities	1,213,306	3,990,882	1,514,827

CASH FLOWS FROM INVESTING ACTIVITIES
Net loan repayments received	9,051,222	19,445,083	21,314,958
Proceeds from sale of leased properties	10,248,678	4,427,749	4,416,135
Proceeds from sale of stock	--	51,305	--
Purchase or improvements to leased property	(2,841)	(23,119)	(3,389,827)
Net intercompany transactions	(3,179,889)	696,760	(2,393,329)

Net Cash Flows from Investing Activities	16,117,170	24,597,778	19,947,937

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in commercial paper borrowings	(7,065,959)	(26,936,041)	(17,270,618)
Net change in lines of credit	(7,930,000)	11,525,000	15,745,000
Net payments on letter of credit	--	(2,600,000)	(4,705,000)
Repayment of SWIB notes	(666,667)	(2,666,666)	(1,333,334)
Repayment of loan participations with repurchase options	(1,187,553)	(4,967,020)	(10,894,349)
Net repayment of other long-term debt	--	(1,320,000)	(121,042)
Preferred stock dividends paid	(905,101)	(905,101)	(1,171,407)
Common stock dividends paid	--	(745,518)	(1,491,015)

Net Cash Flows from Financing Activities	(17,755,280)	(28,615,346)	(21,241,765)

Net Change in Cash and Cash Equivalents	(424,804)	(26,686)	220,999
CASH AND CASH EQUIVALENTS - BEGINNING
OF YEAR	628,160	654,846	433,847

CASH AND CASH EQUIVALENTS - END OF YEAR	$203,356	$628,160	$654,846

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$1,769,939	$2,081,024	$2,989,597
Cash paid for income taxes	$128,371	$183,695	$418,158
NONCASH INVESTING AND FINANCING ACTIVITIES
Sale of land and building to consumer products segment	$--	$3,666,000	$--
Loans held for investment transferred to loans held for sale	$15,734,037	$--	$--

See accompanying Notes to Consolidated Financial Statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 1 – Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements of The Middleton Doll Company and Subsidiaries (the “Company”) include the accounts of The Middleton Doll Company (the Parent), Bando McGlocklin Small Business Lending Corporation (BMSBLC) and Lee Middleton Original Dolls, Inc. (LMOD). LMOD includes the accounts of its wholly owned subsidiary License Products, Inc. (LPI). The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Nature of Business

The Middleton Doll Company and Subsidiaries were incorporated in February, 1980, to provide long-term secured loans to small businesses. At the present time the Company consists of two business segments, the consumer products business segment and the financial services business segment.

The consumer products business segment consists of Lee Middleton Original Dolls, Inc. and its wholly-owned subsidiary, License Products, Inc. LMOD is a designer and distributor of lifelike collectible and play dolls; while LPI is a designer and distributor of clocks and home décor products.

The financial services business segment consists of the Parent and its wholly-owned subsidiary BMSBLC. For the years ended December 31, 2005, 2004 and 2003, the Parent and BMSBLC operated as a real estate investment trust (REIT) pursuant to the provisions of Section 856 of the Internal Revenue Code of 1986, as amended. Prior to January, 2006, the principal business of the segment was to manage its existing loans and to lease buildings to small businesses. The segment has participated in loans with third party loan originators. As of January 1, 2006, BMSBLC merged with and into LMOD with LMOD being the surviving corporation. The financial services segment is currently in the process of selling a significant portion of its loans, loan participations and leased real estate properties. The net proceeds from the sale of assets will be applied to payment of indebtedness. The intention of this segment of the Company is to no longer participate in new business activities. The Company’s segments conducted substantially all of their business in the United States.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of allowances for loan and lease losses, doubtful accounts and the valuation of inventories and deferred income tax assets.

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
December 31, 2005, 2004 and 2003

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

Loans Held for Sale

A loan is considered held for sale when management has identified a purchaser for the loan and the purchase is scheduled to occur during the next twelve months. Loans held for sale are carried at the lower of cost or market.

Rent Receivable

Rent receivable is accrued on a monthly basis based on the lease agreement. If at any point it is determined that the lessee will not make rent payments as dictated by the lease agreement, the accrual of rent is discontinued until management determines the rent to be collectible.

Allowance for Rental Losses

The allowance for rental losses is established as losses are expected to occur through a provision for losses charged to earnings. Management reviews the entire rent receivable portfolio when determining the necessary allowance. Management has determined that no allowance for rental losses is necessary.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $155,000 and $154,833 at December 31, 2005 and 2004, respectively.

Interest Rate Swap Agreements

The Company periodically enters into interest rate agreements as a means of managing interest rate exposure. The differential to be paid or received on all interest rate swap agreements is accrued as interest rates change and is recognized over the life of the agreements. The swap agreements are recorded at fair value on the consolidated balance sheet with the net adjustment recorded as other comprehensive income. There were no interest rate swaps in effect at December 31, 2005 or 2004.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 1 – Summary of Significant Accounting Policies (continued)

Inventory

Inventories of LMOD and LPI are valued at lower of cost or market using the first-in, first-out (FIFO) method. Allowances are provided for obsolete inventory.

Leased Properties

Leased properties are recorded at cost. Depreciation is calculated using the straight-line method over 40 years for book purposes and 39 years for tax purposes. The costs of normal repairs and maintenance are charged to expense as incurred.

Leased Properties, Listed for Sale or Under Contract to be Sold

Leased properties are classified as listed for sale or under contract to be sold, when a property is listed for sale and/or under contract to be sold within the next twelve months. The properties are carried at the lower of depreciated cost or at net realizable value. The Company sold three of these properties during the first two months of 2006 which resulted in a gain of $0.46 million in 2006. The net carrying value of the properties that were sold was $3.55 million as of December 31, 2005.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates the recoverability of leased properties, property and equipment and goodwill annually or more frequently if events or circumstances indicate that an asset might be impaired. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Management determines fair value using discounted future cash flow analysis or other accepted valuation techniques. Management believes that there has not been any impairment of the Company’s long-lived assets as of December 31, 2005.

Revenue Recognition

Revenue is recognized when legal title passes to the purchaser, which is primarily upon shipment of the product.

Product Development Costs

The costs of product development and product improvement are charged to expense as they are incurred. Research, development and product improvement costs are reported as a separate component of operating expenses and totaled $953,742, $879,173 and $793,502 for the years ended December 31, 2005, 2004 and 2003, respectively.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 1 – Summary of Significant Accounting Policies (continued)

Stock Based Compensation

At December 31, 2005, the Company has a stock-based employee compensation plan which is described more fully in Note 19. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under this plan had an exercise price equal to the approximate market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with SFAS No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure, the effect on (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2005	2004	2003
Net loss available to common shareholders - as reported	$(1,554,602)	$(3,760,476)	$(661,742)

Basic loss per common share - as reported	$(0.42)	$(1.01)	$(0.18)

Diluted loss per common share - as reported	$(0.42)	$(1.01)	$(0.18)

Income Taxes

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

At December 31, 2005, the Parent and its qualified REIT subsidiary, BMSBLC, qualified as real estate investment trusts under the Internal Revenue Code. Accordingly, they were not subject to income tax on taxable income that is distributed to shareholders. During 2005, 2004 and 2003, the Company took advantage of a provision in the tax law that allows a REIT to retain any capital gains on sale of real estate properties and pay the corresponding tax on the gains.

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

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 1 – Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

As of January 1, 2006, the Parent and its subsidiary BMSBLC, merged into LMOD and will no longer qualify as a REIT. Therefore for the year ending December 31, 2006, the Company (consisting of the Parent, LMOD and LPI) will be operating as C Corporations under the Internal Revenue Code. The Company intends to file a consolidated federal income tax return for the year ending December 31, 2006.

Shipping and Handling Costs

Shipping and handling costs charged to customers have been included in net sales. Shipping and handling costs incurred by the Company have been included in cost of goods sold.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $542,985, $307,879 and $644,757 for the years ended December 31, 2005, 2004 and 2003, respectively.

Off-Balance Sheet Financial Instruments

In the ordinary course of business BMSBLC has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

Derivative Financial Instruments Designated As Hedges

The Company designates derivative financial instruments as either fair value hedges or cash flow hedges and records the hedges on the consolidated balance sheet at fair value. The net gain/loss on instruments classified as cash flow hedges are reported as changes in other comprehensive income. The net gain/loss on instruments classified as fair value hedges are reported as increases/decreases in current year earnings.

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

There were no interest rate swaps in effect during the years ended December 31, 2005 and 2004.

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
December 31, 2005, 2004 and 2003

NOTE 1 – Summary of Significant Accounting Policies (continued)

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
Accounts payableVariable rate long-term debt

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

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 1 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of the compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaced FASB Statement No. 123, “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R is effective for the interim period beginning January 1, 2006. The Company believes that the adoption of SFAS 123R will not have a significant effect on its consolidated financial statements due to the limited amount of non-vested outstanding options.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This statement is effective for accounting changes and corrections of errors made after January 1, 2006. SFAS 154 generally requires retrospective application of prior periods’ financial statements of a voluntary change in accounting principle. However, this statement does not change the transition provisions of any existing accounting pronouncement, including those that are in a transition phase as of the effective date of SFAS 154.

In December 2005, the FASB issued FSP SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk”. This FSP was issued to emphasize the requirement to assess the adequacy of disclosures for all lending products, especially loan products whose contractual features may increase the exposure of the originator, holder, investor, guarantor, or servicer to risk of nonpayment or realization. See Note 5 in Notes to Consolidated Financial Statements.

Reclassification

Certain 2003 and 2004 amounts have been reclassified to conform with the 2005 presentation. The reclassifications have no effect on reported amounts of net (loss) income or equity.

NOTE 2 – Liquidity and Capital Resources

The consumer products segment has incurred net losses and negative cash flows from operating activities over the past three years and the Company has an accumulated deficit of $5.3 million at December 31, 2005. The Company believes that the cash that will be generated from existing operations together with existing cash balances and other potential sources of financing will be sufficient to provide the cash necessary to meet operating and working capital requirements during 2006 and into 2007. The Company anticipates that its bank lines of credit, note payable and repurchase obligations should be paid off by June 30, 2006 at which time it will have no collateralized assets and should be able to obtain outside financing for its working capital needs. The Company is considering various financing alternatives; however, the Company is required to redeem $16.85 million of preferred stock by July 1, 2008, to the extent permitted under Wisconsin law. (See Note 17.)

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 3 – Related Entity

At December 31, 2005, the Company shared common management with InvestorsBancorp, Inc., which owns InvestorsBank (the Bank). The Company and the Bank had a Management Services and Allocation of Expenses Agreement (the Agreement) which terminated on December 31, 2005. The Agreement required the employees of the Bank to provide loan management, leasing and accounting services to the Company for a fee, payable monthly. Management fee expense relating to the Agreement was $748,618, $891,434 and $931,082 for the years ended December 31, 2005, 2004 and 2003, respectively. Overhead expenses were also shared between the two entities in accordance with the Agreement. The Company also rented space from the Bank under a lease agreement which also ended on December 31, 2005. Rent expense was $64,776, $57,996 and $57,996 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 4 – Concentrations

The consumer products segment’s customers are not concentrated in any specific geographic region. For the year ended December 31, 2005, the consumer products segment had three customers that accounted for $4.67 million or 33%, of their total revenue. At December 31, 2005, these customers accounted for 42% of the consumer products segment’s outstanding receivables. The Company establishes an allowance for doubtful accounts based upon the factors surrounding its credit risk of specific customers, historical trends and other information. The Company routinely assesses the financial strength of its customers, and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

The consumer products segment utilizes two main vendors to supply a significant amount of its product.

Approximately 40% of LMOD’s labor force is subject to a collective bargaining agreement. The agreement’s expiration date is April 30, 2006.

The financial services segment granted loans and leased properties to small and medium-sized businesses primarily in southeastern Wisconsin. As of December 31, 2005 and 2004, respectively, the Company had loans outstanding to its largest borrower totaling $2.34 million and $3.07 million, which represented approximately 10% and 9% of the total loans outstanding, respectively.

NOTE 5 – Loans Held for Investment and Loans Held for Sale

On January 4, 2006, LMOD entered into an asset purchase agreement to sell substantially all of the loans and loan participations (previously owned by BMSBLC) to InvestorsBank. It is anticipated that the sale of the loans and loan participations will be completed through a series of transactions beginning in January of 2006 and ending no later than June 30, 2006. The purchase price for the sale of the loans and loan participations will be the total of the principal balance of all such loans and loan participations, with an aggregate total purchase price anticipated to be approximately $15.7 million plus accrued interest. As of March 15, 2006, InvestorsBank had purchased $10.7 million of these loans and loan participations. These loans have been classified as held for sale loans on the balance sheet as of December 31, 2005. The Company also anticipates that substantially all other remaining loans will be refinanced by borrowers at other financial institutions by June 30, 2006.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 5 – Loans Held for Investment and Loans Held for Sale (continued)

Approximately 66% of the Company’s total loans consist of variable-rate loans with terms of one to ten years. Approximately 22.7% of the Company’s loans held for investment consist of variable rate loans with terms of demand to nine years. At December 31, 2005, the Company did not have any loans with below market interest rates. Substantially all loans are collateralized by first or second mortgages on commercial real estate. Commercial real estate loans are evaluated for the adequacy of repayment sources at the time of the loan approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan. The Company evaluates the credit worthiness of each commercial customer on an individual basis.

Non-accrual loans were $408,976 and $983,290 at December 31, 2005 and 2004, respectively. The average recorded amount of non-accrual loans during 2005 and 2004 was approximately $415,801 and $611,082, respectively. The interest accrued on the non-accrual loans was $0 and $121,814 at December 31, 2005 and 2004, respectively. There was no allowance for loan loss related to these loans at December 31, 2005 and 2004. Interest income on non-accrual loans of $0, $45,960 and $0 was recognized in the years ended December 31, 2005, 2004 and 2003, respectively.

Undisbursed loan commitments and lines of credit totaled $2.84 million and $4.14 million at December 31, 2005 and 2004, respectively. There were no letters of credit outstanding as of December 31, 2005.

NOTE 6 – Loans Sold

The Company has the ability to sell loans with the option to repurchase them at a later date. During 2005 and 2004, the Company sold no loans to third parties with repurchase options. As of December 31, 2005 and 2004, the balance of loan participations sold with repurchase options was $135,254 and $1,322,807, respectively. These loan participations mature as the corresponding notes mature. As of January 31, 2006, all loan participations had been repurchased. Under the terms of the repurchase agreements, the Company retains servicing rights for the entire loan. As servicer and provider of recourse, certain agreements require the Company to comply with various covenants, including the maintenance of net worth. As of December 31, 2005, the Company was in compliance with these covenants.

NOTE 7 – Inventory

Inventory consists of the following at December 31:

	2005	2004
Raw materials	$484,534	$673,765
Work in process	23,828	51,776
Finished goods	4,828,556	3,984,216

	5,336,918	4,709,757
Allowance for obsolete inventory	(451,330)	(319,412)

	$4,885,588	$4,390,345

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 8 – Leased Properties

The major categories of leased properties at December 31 are summarized as follows:

Leased Properties, Listed for Sale or Under Contract to be Sold
	2005	2004
Land	$1,086,805	$686,258
Buildings	6,689,564	4,836,498

Total	7,776,369	5,522,756
Less: accumulated depreciation	(970,191)	(545,607)

Net	$6,806,178	$4,977,149

Leased Properties
Land	$565,266	$2,131,130
Buildings	7,223,810	17,402,876

Total	7,789,076	19,534,006
Less: accumulated depreciation	(1,182,795)	(2,283,712)

Net	$6,606,281	$17,250,294

Depreciation expense on leased properties was $349,111, $638,666 and $713,576 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company normally leases its properties pursuant to a lease agreement with initial lease terms primarily ranging from five to fifteen years. The leases require the lessee to pay all operating expenses including utilities, insurance and taxes. The lease agreements, all of which are operating leases, expire at various dates through 2010 and provide the lessee with renewal and purchase options. If it is determined that the lessee will not be able to make all required lease payments, the lease is put on nonaccrual and no future amounts of rent are accrued. At such time that the lessee becomes current on past lease payments, the Company will resume the accrual of lease payments. All lessees were current with rent payments as of December 31, 2005 and 2004.

During the first two months of 2006, the Company sold three leased properties to the current lessees of the buildings. The net book value of the properties at the time of the sales was $3.54 million and a related gain of approximately $0.46 million will be recognized in 2006 on such sales.

The following table shows minimum future rental income by year. It is based on lease agreements in effect at December 31, 2005; however, it excludes three leased properties that were sold during the first two months of 2006.

Leased Properties
Year	Income
2006	$924,882
2007	866,849
2008	713,413
2009	322,786
2010	48,660

$2,876,590

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 9 – Property and Equipment

The major categories of property and equipment at December 31 are summarized as follows:

	Useful Lives	2005	2004
Consumer Products:
Land	N/A	$697,890	$697,890
Buildings	40 yrs.	5,375,632	5,365,288
Machinery and equipment	3-5 yrs.	2,320,143	2,587,734
Furniture and fixtures	7 yrs.	2,114,078	2,163,877

Total		10,507,743	10,814,789
Less: accumulated depreciation		(4,517,740)	(4,185,528)

Net		$5,990,003	$6,629,261

Financial Services:
Furniture and fixtures	3-7 yrs.	$751,532	$751,532
Less: accumulated depreciation		(751,532)	(747,030)

Net		$--	$4,502

Depreciation expense for consumer products was $870,179, $920,219 and $881,302 and for financial services was $4,502, $11,027 and $57,875 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 10 – Goodwill and Intangible Assets

The goodwill associated with the acquisition of LMOD amounted to $619,753. The unamortized amount and current carrying value of goodwill at December 31, 2005 and 2004 was $506,145.

The Company had a licensing agreement with a third party giving it the right to produce certain dolls under a five year royalty agreement with an original cost of $2,500,000. The licensing agreement, which expired in April of 2003, was amortized over five years. Amortization expense for the licensing agreement amounted to $0 in 2005, $0 in 2004 and $166,666 in 2003.

NOTE 11 – Accrued Liabilities

Accrued liabilities of the consumer products segment consist of the following at December 31:

	2005	2004
Accrued advertising	$74,485	$160,000
Vendor rebates	139,573	5,648
Other accrued expenses	370,157	327,984

	$584,215	$493,632

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 12 – Short-Term Borrowings

Short-term borrowings consist of the following at December 31:

	2005	2004
Consumer Products:
Short-term borrowings	$--	$220,000
Financial Services:
Commercial paper	--	7,065,959
Lines of credit	22,820,000	30,750,000

Total short-term borrowings	$22,820,000	$38,035,959

Consumer Products:

In 2004, LMOD entered into a loan agreement with InvestorsBank, a related party, providing for a line of credit of $2,000,000 bearing interest at prime rate. The note was payable upon demand and was collateralized by receivables and inventory of LMOD and LPI and guaranteed by the Parent. At December 31, 2004, the outstanding principal balance was $220,000. The note was paid in full in January, 2005.

Financial Services:

As of December 31, 2005, BMSBLC has a line of credit with three participating banks. The line of credit agreement provides for a maximum line of credit of $30,000,000 less the outstanding principal amount of the direct pay letter of credit obligation. The agreement bears interest at prime rate or at the 30, 60 or 90 day LIBOR rate plus 1.375%. The interest rate index is determined by BMSBLC at the time funds are drawn. Interest is payable monthly and the agreement expires on June 23, 2006. BMSBLC is also required to pay a commitment fee equal to one-half of one percent per year on the unused amount of the loan commitment. The outstanding principal balance was $22,820,000 and $30,750,000 at December 31, 2005 and 2004, respectively. Effective January 1, 2006, BMSBLC voluntarily reduced the line of credit to a maximum amount of $23,000,000.

The financial services’ line of credit is collateralized by a pool of loans with an outstanding balance of $20.5 million and $31.8 million and leased properties with net carrying value of approximately $13.4 million and $22.2 million as of December 31, 2005 and 2004, respectively.

The line of credit agreements and the State of Wisconsin Investment Board (“SWIB”) agreements described in Note 13 contain restrictions on BMSBLC’s new indebtedness, acquisition of its common stock, return of capital dividends, past due loans, and realized losses on loans, and requires maintenance of collateral, minimum equity and loan to debt ratios. As of December 31, 2005, BMSBLC was in compliance with all such requirements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 13 – Long-Term Debt

Long-term borrowings consist of the following at December 31:

	2005	2004
Financial Services:
State of Wisconsin Investment Board notes payable	$5,000,000	$5,666,667
Loan participations with repurchase options
(See Note 6)	135,254	1,322,807

Total long-term borrowings	$5,135,254	$6,989,474

State of Wisconsin Investment Board

BMSBLC has a term note with SWIB which bears interest at a fixed rate of 6.98% per year through its maturity and is collateralized by specific loans with an outstanding balance of $5.53 million and $6.78 million as of December 31, 2005 and 2004, respectively. The note is payable in equal quarterly installments of $166,667 with a final payment of unpaid principal due on June 1, 2013. At December 31, 2005 and 2004, the outstanding principal balance was $5,000,000 and $5,666,667, respectively. In January of 2006, the loan participation was repurchased and in February of 2006, the term note was paid in full with proceeds from short-term borrowings. The prepayment of the term note required a prepayment penalty of $0.29 million which was expensed in 2006.

NOTE 14 – Operating Leases

The consumer products segment leases various buildings from third parties. The leases are classified as operating leases and the buildings are used as offices, warehouses and outlet stores for the storage, distribution and sale of LMOD merchandise as well as for a variety of equipment. Lease expenses were approximately $993,000, $806,000 and $681,000 in 2005, 2004 and 2003, respectively.

At December 31, 2005, the future minimum lease payments for each of the remaining years are as follows:

2006	$179,438
2007	162,920
2008	110,133
2009	2,660

$455,151

During the second quarter of 2005, the consumer products segment incurred a charge of $0.35 million related to the remaining lease payments for a warehouse facility in Columbus, Ohio, which was vacated in the second quarter of 2005. This charge is included in General and Administrative expenses in the Statement of Operations. LMOD is currently attempting to sublease the warehouse; however, efforts to date have been unsuccessful. At December 31, 2005, the balance sheet for the consumer products segment reflects an obligation for $0.25 million consisting of seven and one-half months of lease payments of $21,173 per month through August 15, 2006, and four and one-half months of past due lease payments from 2005.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 15 – Interest Rate Swaps

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

There were no interest rate swap agreements in effect during the years ended December 31, 2005 and 2004.

As a result of hedge arrangements, the Company recognized a gain of $484,304 on the termination of interest rate swaps during 2003.

NOTE 16 – Commitments and Contingencies

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

NOTE 17 – Mandatory Redeemable Preferred Stock

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

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 17 – Mandatory Redeemable Preferred Stock (continued)

Mandatorily redeemable preferred stock consists of the following as of December 31, 2005 and 2004:

Redeemable Preferred stock, 1 cent par value,
3,000,000 shares authorized, 690,000 shares issued	$17,250,000
Redeemable Preferred Treasury stock,
15,809 shares, at cost	(395,225)

Mandatorily redeemable shares, net	$16,854,775

NOTE 18 – Retirement Plans

LPI and LMOD have 401(k) contribution plans for eligible employees. Employer contributions to the plans were $19,645, $16,910 and $19,469 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company provided a supplemental retirement benefit for an executive officer which is included in the management fee expense, totaling $130,610 for each of the years ended December 31, 2005, 2004 and 2003, respectively. These payments were made under the Management Agreement which was approved by the independent members of the Board of Directors of the Company.

NOTE 19 – Stockholders’ Equity

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

Activity is summarized in the following table:

	2005		2004		2003
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
OUTSTANDING - Beginning of Year	244,345	$9.30	330,345	$8.39	214,445	$10.37
Options
Granted	--	--	--	--	115,900	4.72
Exercised	--	--	--	--	--	--
Forfeited	--	--	(75,000)	4.72	--	--
Expired	--	--	(11,000)	13.18	--	--

OUTSTANDING - End of Year	244,345	$9.30	244,345	$9.30	330,345	8.39

Exercisable at year end	219,805	$9.81	211,625	$10.01	213,345	10.36
Available for future grant at year end	225,655		225,655		239,655
Total reserved shares	470,000		470,000		570,000

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 19 – Stockholders’ Equity (continued)

The following table summarizes information about Plan awards outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercisable Price	Number Exercisable	Weighted Average Exercise Price
$4.72 - 10.75	244,345	1.6 years	$ 9.30	219,805	$ 9.81

The Company applies APB Opinion 25 and related interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized for its stock option awards.

SFAS No. 123 encourages a “fair value” based method of accounting for stock-based compensation plans. Had compensation cost for the Company’s Plans been determined based upon the fair value at the grant dates as prescribed by SFAS No. 123, the Company’s pro forma net loss and loss per share would have been as follows:

	2005	2004	2003
Net loss
As reported	$(1,554,602)	$(3,760,476)	$(661,742)

Pro forma	$(1,569,205)	$(3,781,859)	$(684,939)

Loss per share (basic and diluted)
As reported	$(0.42)	$(1.01)	$(0.18)

Pro forma	$(0.42)	$(1.01)	$(0.18)

There were no options granted during 2005 or 2004. The weighted average fair value at date of grant for options granted during 2003 was $0.36. The fair value of options, at date of grant, for options granted in 2003 was estimated using the Black-Scholes option-pricing model with the following assumptions:

2003
Expected life (years)	10 years
Risk-free interest rate	3.44%
Expected volatility	22.5%
Expected dividend yield	7%

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 19 – Stockholders’ Equity (continued)

A reconciliation of the numerators and denominators of loss per common share and loss per common share assuming dilution are:

	Loss	Shares	Per Share Amount
2005
Loss	$(1,554,602)	3,727,589	$(0.42)

Effect of options		--

Loss - assuming dilution	$(1,554,602)	3,727,589	$(0.42)

2004
Loss	$(3,760,476)	3,727,589	$(1.01)

Effect of options		--

Loss - assuming dilution	$(3,760,476)	3,727,589	$(1.01)

2003
Loss	$(661,742)	3,727,589	$(0.18)

Effect of options		3,895

Loss - assuming dilution	$(661,742)	3,731,484	$(0.18)

NOTE 20 – Income Taxes

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

The provision for income taxes included in the accompanying consolidated financial statements consists of the following components at December 31:

	2005	2004	2003
Current Expense (Benefit)
Federal	$--	$--	$--
	--	--	--
State	--	--	--

Deferred Expense (Benefit)
Federal	--	2,351,756	(1,261,638)
State	--	333,468	(107,060)

	--	2,685,224	(1,368,698)

Total Provision for Income Taxes (Benefit)	$--	$2,685,224	$(1,368,698)

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 20 – Income Taxes (continued)

There was no income tax benefit recognized for the year ended December 31, 2005, due to an increase in the valuation allowance. The income tax expense for the year ended December 31, 2004, resulted from a $2,685,224 additional charge to the valuation allowance for deferred income tax assets due to uncertainties regarding the realization of such assets in the near term. The deferred income tax assets were recognized in years prior to 2004. The deferred income tax benefit for the year ended December 31, 2003 was the result of the recognition of deferred income tax benefits of $1,368,698, which resulted primarily from the recognition of certain net operating losses and other tax carryforwards expected to be utilized for financial reporting purposes.

Tax expense is calculated on income (loss) before the elimination of intercompany expenses. A reconciliation of the consumer products segment’s loss before income taxes to the loss subject to income taxes is as follows:

	2005	2004	2003
Loss before income taxes	$(1,918,713)	$(1,037,884)	$(2,478,939)
Less intercompany eliminations	(1,051,272)	(769,319)	(1,196,791)

Loss subject to income taxes	$(2,969,985)	$(1,807,203)	$(3,675,730)

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the consumer products segment is as follows:

	2005	2004	2003
Federal income taxes at statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(3.3)	(3.3)	(3.3)
Other	0.1	0.1	0.1
Benefit of current year federal and state net
operating loss carryforwards and other
deferred income tax assets not recognized	37.2	37.2	--

Effective income tax rate before changes in valuation
allowance	--	--	(37.2)
Provision for valuation allowance on deferred
income tax assets previously recognized	--	148.6	--

Effective Income Tax Expense (Benefit)	--	148.6%	(37.2)%

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 20 – Income Taxes (continued)

Temporary differences that give rise to deferred income tax assets and liabilities consisted of the following as of December 31:

Deferred income tax assets:
Accounts receivable allowances	$61,225	$61,129
Inventory allowances	195,472	125,726
Accrued liabilities	333,529	353,164
Federal net operating loss carryforwards	2,951,237	2,315,905
State net operating loss carryforwards	294,250	240,270
Deferred intercompany interest
expense carryforwards	848,886	430,438

Total deferred income tax assets	4,684,599	3,526,632
Deferred income tax liabilities:
Property and equipment depreciation	(97,560)	(146,217)
Other	(80,247)	(63,926)

Total deferred income tax liabilities	(177,807)	(210,143)

Deferred income tax assets - net	4,506,792	3,316,489
Valuation allowance	(4,506,792)	(3,316,489)

Net deferred income tax assets recognized
in the consolidated balance sheets	$--	$--

In evaluating the consumer products segment’s ability to realize the net deferred income tax assets, the Company considers all available evidence, both positive and negative, including past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies that are prudent and feasible, and the forecast of future taxable income. In considering this information, the Company is required to make certain assumptions and judgments based on plans and estimates. Any changes in the Company’s assumptions and/or estimates may materially impact the consumer products segment’s income tax expense. In the years ended December 31, 2005 and 2004, the consumer products segment provided valuation allowances of $1.19 million and $3.32 million, respectively. A portion of the valuation allowance is a significant component of the reconciliation between the provision for income taxes computed at the Federal statutory rate versus the effective rate.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 20 – Income Taxes (continued)

As of December 31, 2005, LMOD and LPI had unused net operating loss carryforwards of approximately $8.6 million available to offset against future federal taxable income and approximately $5.35 million to offset against future state taxable income. The use of the net operating loss carryforwards are subject to limitations. The carryforwards expire as follows:

	LMOD		LPI
	Federal	State	Federal	State
2016	$--	$--	$500,000	$--
2017	$--	$--	$700,000	$100,000
2018	$--	$--	$400,000	$400,000
2019	$--	$--	$200,000	$200,000
2022	$--	$1,300,000	$--	$--
2023	$3,300,000	$1,300,000	$--	$--
2024	$1,700,000	$900,000	$--	$--
2025	$1,800,000	$1,150,000	$--	$--

As of December 31, 2005, LMOD and LPI had deferred intercompany interest expense carryforwards of approximately $2.1 million available to offset future federal and state taxable income. The carryforwards have no expiration date.

Financial Services:

At December 31, 2005, the Parent and its subsidiary, BMSBLC, qualified as a real estate investment trust under the Internal Revenue Code. Accordingly, they were not subject to income tax on taxable income that was distributed to shareholders. During 2005, 2004 and 2003, the Company took advantage of a provision in the tax law that allows a REIT to retain any capital gains on the sale of real estate properties and pay the corresponding tax on the gains. Gains on the sale of leased properties totaled $1,779,964, $309,718 and $518,967 in 2005, 2004 and 2003, respectively, and the corresponding tax paid by the Parent was $546,917, $128,371 and $183,695, respectively.

Consolidated:

Income tax (expense) benefit is summarized as follows:

	2005	2004	2003
Consumer products segment	$--	$(2,685,224)	$1,368,698
Financial services segment	(546,917)	(128,371)	(183,695)

	$(546,917)	$(2,813,595)	$1,185,003

As of January 1, 2006, the Parent and its subsidiary BMSBLC, merged into LMOD and will no longer qualify as a REIT. Therefore for the year ending December 31, 2006, the Company (consisting of the Parent, LMOD and LPI) will be operating as C Corporations under the Internal Revenue Code. The Company intends to file a consolidated federal income tax return for the year ending December 31, 2006.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 21 – Distributions

For the years ended December 31, 2005, 2004 and 2003, the Company’s Board of Directors declared the following common stock distributions:

	2005	2004	2003
Total common stock distributions	$--	$745,518	$1,491,015

Common stock distributions per share (tax basis)	$--	$0.20	$0.40

Distribution in cash	$--	$0.20	$0.40

NOTE 22 – Fair Value of Financial Instruments

The estimated fair values of financial instruments at December 31, 2005 and 2004 are as follows:

	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$287,173	$287,173	$646,137	$646,137

Accounts receivable	$2,831,259	$2,831,259	$2,081,321	$2,081,321

Interest receivable	$113,854	$113,854	$231,760	$231,760

Variable rate loans	$15,614,564	$15,614,564	$24,359,475	$24,359,475

Fixed rate loans	$8,175,057	$8,122,989	$8,481,368	$8,643,919

FINANCIAL LIABILITIES
Short-term borrowings	$22,820,000	$22,820,000	$38,035,959	$38,035,959

Accounts payable	$990,013	$990,013	$748,352	$748,352

Fixed rate long-term debt
Practicable to estimate fair value	$5,000,000	$5,289,034	$5,666,667	$6,250,894

Not practicable	$135,254	n/a	$1,322,807	n/a

Redeemable preferred stock	$16,854,775	$12,634,339	$16,854,775	$11,596,085

The estimated fair value of fee income on letters of credit at December 31, 2005 and 2004 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2005 and 2004.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 22 – Fair Value of Financial Instruments (continued)

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment.

The Company has loan participations with repurchase options. The underlying loans have various maturities and principal reductions which makes it impracticable to measure the fair value.

NOTE 23– Quarterly Financial Information (Unaudited)

		Quarters Ended (in thousands, except per share data)
		3/31/05		6/30/05		9/30/05	12/31/05
Total revenues		$4,673		$3,589		$4,858	$6,541
Gross profit	(1)	$1,160		$973		$1,513	$1,448
Net operating income (loss) before
income taxes and minority interest		$79		$(941)		$81	$678
Net income (loss) available to common
shareholders		$(353)		$(1,167)		$(238)	$203
Basic earnings (loss) per common share	(2)	$(0.09)		$(0.31)		$(0.06)	$0.05
Diluted earnings (loss) per common share	(2)	$(0.09)		$(0.31)		$(0.06)	$0.05
		3/31/04		6/30/04		9/30/04	12/31/04
Total revenues		$4,163		$4,063		$6,611	$6,738
Gross profit	(1)	$1,018		$597		$2,052	$2,079
Net operating income (loss) before
income taxes and minority interest		$(505)		$(637)		$447	$624
Net income (loss) available to common
shareholders		$(721	)(3)	$(852	)(3)	$183 (3)	$(2,370	)(4)
Basic earnings (loss) per common share		$(0.19)		$(0.23)		$0.05	$(0.64)
Diluted earnings (loss) per common share		$(0.19)		$(0.23)		$0.05	$(0.64)

(1) Gross profit of consumer products segment only.
(2) Due to rounding, the amounts listed in the table above do not agree in total to annual amounts.
(3) Does not include a provision (benefit) for income taxes due to an increase in the deferred income tax valuation allowance.
(4) Includes a $2,685 provision (charge) to increase the deferred income tax valuation allowance for deferred income tax assets recognized in years prior to 2004.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 24 – The Middleton Doll Company (Parent Company Only) Financial Information

CONDENSED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$33,540	$197,755
Investment in and advances to subsidiaries	22,321,917	23,714,965
Other assets	800	5,783

TOTAL ASSETS	$22,356,257	$23,918,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Other liabilities	$13,900	$21,544
Preferred shares subject to mandatory redemption, net	16,854,775	16,854,775

Total Liabilities	16,868,675	16,876,319
SHAREHOLDERS’ EQUITY	5,487,582	7,042,184

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,356,257	$23,918,503

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 24 – The Middleton Doll Company (Parent Company Only) Financial Information (continued)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
REVENUES
Interest on loans	$19,737	$188,066	$178,570
Gain on termination of interest rate swaps	--	--	129,030
Equity in income of BMSBLC	2,140,217	1,561,634	2,667,995
Equity in loss of other subsidiary	(2,729,265)	(4,470,914)	(2,285,499)
Other income	5,506	1,709	45,726

Total Income	(563,805)	(2,719,505)	735,822

EXPENSES
Interest expense	--	13,610	42,947
Depreciation expense	--	--	57,875
Other operating expenses	85,696	140,289	126,659
Minority interest in loss of other subsidiary	--	(28,785)	(22,857)

Total Expenses	85,696	125,114	204,624

Net (loss) income	(649,501)	(2,844,619)	531,198
Preferred stock dividends	905,101	905,101	1,171,407

NET LOSS AVAILABLE TO
COMMON SHAREHOLDERS	$(1,554,602)	$(3,749,720)	$(640,209)

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 24 – The Middleton Doll Company (Parent Company Only) Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(649,501)	$(2,844,619)	$531,198
Adjustments to reconcile net income available
from common shareholders to net cash flows
from operating activities
Depreciation	--	--	57,875
Equity in subsidiaries' earnings	589,048	3,380,500	(405,353)
Dividends from subsidiaries	804,000	1,593,000	5,768,967
Net change in
Interest receivable	--	--	769
Other assets	4,983	64,854	(18,492)
Other liabilities	(7,644)	21,506	(781)

Net Cash Flows from Operating Activities	740,886	2,215,241	5,934,183

CASH FLOWS FROM INVESTING ACTIVITIES
Net principal payments received (loans made)	--	645,049	(892,522)
Proceeds from sale of equipment	--	15,529	--

Net Cash Flows from (used in) Investing Activities	--	660,578	(892,522)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	--	(1,025,000)	(2,455,000)
Preferred stock dividend paid	(905,101)	(905,101)	(1,171,407)
Common stock dividend paid	--	(756,274)	(1,512,548)

Net Cash Flows used in Financing Activities	(905,101)	(2,686,375)	(5,138,955)

Net Change in Cash and Cash Equivalents	(164,215)	189,444	(97,294)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	197,755	8,311	105,605

CASH AND CASH EQUIVALENTS - END OF YEAR	$33,540	$197,755	$8,311

Schedule I
Condensed Financial Information of Registrant
(Refer to footnote 24 of the consolidated financial statements)

Schedule II
Valuation and Qualifying Accounts

Changes in the reserves deducted from assets in the consolidated balance sheets for each of the three years in the period ended December 31, 2005, are as follows:

	Balance at beginning of period	Additions	Deductions	Balance at end of period
Allowance for loan and lease losses:
Year ended:
December 31, 2005	$--	--	--	$--
December 31, 2004	$150,000	--	(150,000)	$--
December 31, 2003	$150,000	--	--	$150,000
Allowance for doubtful accounts:
Year ended:
December 31, 2005	$154,833	925	(758)	$155,000
December 31, 2004	$555,738	(203,739)	(197,166)	$154,833
December 31, 2003	$332,386	387,039	(163,687)	$555,738
Allowance for obsolete inventory:
Year ended:
December 31, 2005	$319,412	227,241	(95,323)	$451,330
December 31, 2004	$128,284	308,950	(117,822)	$319,412
December 31, 2003	$96,757	31,527	--	$128,284
Deferred income taxes valuation allowance:
Year ended:
December 31, 2005	$3,316,489	1,190,303	--	$4,506,792
December 31, 2004	$--	3,316,489	--	$3,316,489
December 31, 2003	$--	--	--	$--

Schedule IV
Mortgage Loans on Real Estate

Description		Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages as of 12/31/2005	Principal amount of loans subject to delinquent Principal or Interest
Commercial
First Mortgage		5.69% to	1/1/06 to	N/A	N/A	N/A	$ 22,552,088	$ 186,187
		8.50%	5/1/20
Second Mortgage		6.50% to	1/1/06 to	N/A	N/A	N/A	847,745	$ 41,775
		8.25%	2/1/08
Third Mortgage		9.25%	10/1/08	N/A	N/A	N/A	165,344

Total Commercial							23,565,177
All others	(1)	N/A	N/A	N/A	N/A	N/A	224,444	$ 181,014

Total loans							$ 23,789,621

(1)	This category includes all non-mortgage loans on the balance sheet.

	For the Years Ended December 31,
	2005	2004	2003
Loans on balance sheet,
Beginning of period	$32,840,843	$52,285,926	$73,600,884
Additions during the period
Loans made	8,543,210	9,903,422	7,861,267
Deductions during period
Principal collected on loans	17,594,432	29,348,505	29,176,225

Loans on balance sheet,
end of period	$23,789,621	$32,840,843	$52,285,926

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

        Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

        Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, there were no changes in the Company’s internal control over financial reporting identified in such evaluation that occurred during the quarter ended December 31, 2005 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors and Executive Officers of the Registrant

        The information called for by Item 401 of Regulation S-K with respect to the directors of the registrant and by Item 405 of Regulation S-K is incorporated herein by reference from the registrant’s definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2005 (the “Proxy Statement”) under the headings “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance”. In accordance with General Instructions G(3) to Form 10-K, the information with respect to executive officers of the Company required by Item 401 of Regulation S-K has been included in Part I hereof.

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

Reference is made to the separate exhibit index contained on pages 66, 67 and 68 hereof.

2.	Financial Statements and Financial Statement Schedules

Reference is made to the separate index in Item 8 of this Annual Report on From 10-K with respect to the financial statements and schedules filed herewith.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2006.

THE MIDDLETON DOLL COMPANY
By:/s/ Salvatore L. Bando
Salvatore L. Bando,
President and Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2006.

Signature	Title
/s/ Salvatore L. Bando	President and Chief Executive Officer, Director
Salvatore L. Bando
/s/ Craig R. Bald	Vice President Finance and Chief Financial Officer
Craig R. Bald	(Principal Financial and Accounting Officer)
/s/ Kenneth A. Werner, Jr.	Director
Kenneth A. Werner, Jr
/s/ Peter A. Fischer	Director
Peter A. Fischer
/s/ David A. Geraldson, Sr	Director
David A. Geraldson, Sr

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

2.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 1997).

2.2	Amendment to Articles of Incorporation, changing name to “The Middleton Doll Company” (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001).

2.3	By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarterly period ended March 31, 1997).

4.1	Instruments defining the Rights of Security Holders (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 1997).

4.2	Amended and Restated Credit Agreement dated April 30, 1999, by and among Bando McGlocklin Small Business Lending Corporation, Firstar Bank Milwaukee, N.A., as agent, and the Financial Institutions parties thereto (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 1999).

4.3	First Amendment to Amended and Restated Credit Agreement between Bando McGlocklin Small Business Lending Corporation and Firstar Bank, as agent for the Lenders, dated February 28, 2000 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K for the year ended December 31, 2000).

4.4	Second Amendment to Amended and Restated Credit Agreement between Bando McGlocklin Small Business Lending Corporation and Firstar Bank, as agent for the Lenders, dated April 28, 2000 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2000).

4.5	Third Amendment to Amended and Restated Credit Agreement between Bando McGlocklin Small Business Lending Corporation and Firstar Bank, as agent for the Lenders, dated June 30, 2000 (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2000).

4.6	Fourth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and Firstar Bank, N.A., as agent for the Lenders, dated June 29, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001).

4.7	Fifth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and US Bank National Association (formerly Firstar Bank, N.A.), as agent for the Lenders, dated June 28, 2002 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002).

4.8	Sixth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and US Bank National Association, as agent for the Lenders, dated February 24, 2003 (incorporated by reference to Exhibit 4.8 to the Company’s Form 10-K for the year ended December 31, 2002).

Exhibit No.	Exhibit Description

4.9	Seventh Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and US Bank National Association (formerly Firstar Bank, N.A.) dated June 27, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003).

4.10	Eighth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and US Bank National Association (formerly Firstar Bank, N.A.) dated June 25, 2004 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004).

4.11	Ninth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and US Bank National Association (formerly Firstar Bank, N.A.) dated May 17, 2005 (incorporated by reference to Exhibit 4.11 to the Company’s Form 10-K for the year ended December 31, 2005).

4.12	Tenth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and US Bank National Association (formerly Firstar Bank, N.A., successor by merger to Firstar Bank Milwaukee, N.A.), as Agent, dated June 24, 2005 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, dated June 24, 2005, as filed with the Securities and Exchange Commission on July 22, 2005).

4.13	Master Note Purchase Agreement dated January 1, 1997, between the State of Wisconsin Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital Corporation (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q for the quarterly period ended March 31, 1997).

4.14	First Amendment to Master Note Purchase Agreement dated June 1, 1998, by and among the State of Wisconsin Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital Corporation (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998).

4.15	Third Amended and Restated Credit Agreement dated June 1, 1998, by and among State of Wisconsin Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998).

10.1*	Bando McGlocklin Capital Corporation 1997 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended March 31, 1997).

10.2*	The Middleton Doll Company 2003 Stock Option Plan (incorporated by reference to Appendix A to the definitive Proxy Statement of The Middleton Doll Company dated April 4, 2003).

10.3	Second Amended and Restated Management Services and Allocation of Expenses Agreement dated January 1, 2004, by and between InvestorsBank, The Middleton Doll Company, Bando McGlocklin Small Business Lending Corporation and Lee Middleton Original Dolls, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004).

10.4	Loan and Real Estate Services Agreement dated October 14, 2005, by and between InvestorsBank, The Middleton Doll Company, and Bando McGlocklin Small Business Lending Corporation.

10.5	Asset Purchase Agreement dated January 4, 2006, by and between InvestorsBank, The Middleton Doll Company, and Lee Middleton Original Dolls, Inc. (incorporated by reference to Exhibit 2 to Current Report on Form 8-K, dated January 4, 2006, as filed with the Securities and Exchange Commission on January 10, 2006).

11	Statement Regarding Computation of Per Share Earnings

21	List of subsidiaries of The Middleton Doll Company

31.1	Certification of Chief Executive officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of the President and Chief Executive Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.

32.2	Written Statement of the President and Chief Financial Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.

__________
*	Represents a management compensatory plan or arrangement.