Form 10QSB
period 2006-03-31
MIDDLETON DOLL CO
filed 2006-05-15
CIK 723209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

or

[_]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission file number: 0-22663

THE MIDDLETON DOLL COMPANY
(Exact name of small business issuer as specified in its charter)

Wisconsin	39-1364345
(State or other jurisdiction of incorporation)	I.R.S. Employer Identification No.)
1050 Walnut Ridge Drive
Hartland, Wisconsin	53029-8303
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (262) 369-8163

        Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [_]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).    Yes [_]    No    [X]

        On May 10, 2006, there were 3,727,589 shares outstanding of the issuer’s common stock, 6-2/3 cents par value.

        Transitional Small Business Disclosure Format (check one):    Yes [_]    No    [X]

THE MIDDLETON DOLL COMPANY
FORM 10-QSB INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and
	December 31, 2005	3
	Condensed Consolidated Statements of Operations - For the Three Months
	Ended March 31, 2006 and 2005 (Unaudited)	5
	Condensed Consolidated Statements of Changes in Shareholders' Equity - For the Three
	Months Ended March 31, 2006 and 2005 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows - For the Three Months Ended
	March 31, 2006 and 2005 (Unaudited)	8
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management's Discussion and Analysis or Plan of Operation	15
Item 3.	Controls and Procedures	23
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
	Signatures	25
	Exhibit Index	26

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2006	December 31, 2005
	(Unaudited)
CONSUMER PRODUCTS
Current Assets:
Cash and cash equivalents	$749,223	$83,817
Accounts receivable, net	996,968	2,831,259
Inventory, net	3,986,156	4,885,588
Prepaid inventory	191,453	79,480
Other prepaid expenses	207,074	174,003

Total current assets	6,130,874	8,054,147
Property and equipment, net	5,841,976	5,990,003
Goodwill	506,145	506,145

Total Consumer Products Assets	12,478,995	14,550,295

FINANCIAL SERVICES
Cash and cash equivalents	432,545	203,356
Interest receivable	48,225	113,854
Loans held for investment	2,568,973	8,044,940
Loans held for sale	4,844,047	15,744,681
Leased properties, net	6,561,132	6,606,281
Leased properties, net, listed for sale or under
contract to be sold	3,255,552	6,806,178
Other assets	255,517	274,596

Total Financial Services Assets	17,965,991	37,793,886

TOTAL ASSETS	$30,444,986	$52,344,181

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2006	December 31, 2005
	(Unaudited)
LIABILITIES
CONSUMER PRODUCTS
Accounts payable	$321,584	$990,013
Accrued salaries	63,332	136,429
Accrued liabilities	304,528	584,215

Total Consumer Products Liabilities	689,444	1,710,657

FINANCIAL SERVICES
Lines of credit	8,950,000	22,820,000
State of Wisconsin Investment Board note payable	--	5,000,000
Loan participations with repurchase options	--	135,254
Accrued liabilities	188,800	930,681

Total Financial Services Liabilities
Excluding Preferred Shares	9,138,800	28,885,935
Preferred shares subject to mandatory redemption, net	16,854,775	16,854,775

Total Financial Services Liabilities	25,993,575	45,740,710

SHAREHOLDERS' EQUITY
Common stock, $0.0667 cents par value
15,000,000 shares authorized, 4,401,499 shares issued,	293,441	293,441
3,727,589 shares outstanding at March 31, 2006 and
December 31, 2005
Additional paid-in capital	16,605,480	16,604,744
Accumulated deficit	(6,411,032)	(5,279,449)
Treasury stock, 674,010 shares, at March 31, 2006
and December 31, 2005, at cost	(6,725,922)	(6,725,922)

Total Shareholders' Equity	3,761,967	4,892,814

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$30,444,986	$52,344,181

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

For the Three Months Ended March 31, 2006 and 2005

	March 31, 2006	March 31, 2005
CONSUMER PRODUCTS
NET SALES	$2,579,050	$2,896,764
COST OF GOODS SOLD	1,934,756	1,797,988

Gross Profit	644,294	1,098,776
OPERATING EXPENSES (INCOME)
Sales and marketing	589,839	726,801
New product development	263,780	223,058
General and administrative	836,083	973,693

Total Operating Expenses	1,689,702	1,923,552

Net operating loss	(1,045,408)	(824,776)

OTHER INCOME (EXPENSE)
Interest expense	--	(1,181)
Other income, net	41,485	39,959

Net Other Income	41,485	38,778

Loss before income taxes and intercompany charges	(1,003,923)	(785,998)
Less: Applicable income tax expense	--	--

LOSS BEFORE INTERCOMPANY
CHARGES - CONSUMER PRODUCTS	(1,003,923)	(785,998)

FINANCIAL SERVICES
REVENUES
Interest on loans	215,045	459,235
Rental income	308,662	534,849
Gain on sale of leased properties	459,374	769,424
Other income	8,596	12,428

Total Revenues	991,677	1,775,936

EXPENSES
Interest expense	239,880	454,884
Loss on early extinguishment of indebtedness	289,034	--
Depreciation expense	57,458	101,758
Management fee expense	28,952	58,430
Compensation	81,301	147,263
Other operating expenses	196,437	148,080

Total Expenses	893,062	910,415

Income before income taxes and
intercompany revenue	98,615	865,521
Less: Applicable income tax expense	--	(206,203)

INCOME BEFORE INTERCOMPANY
REVENUE - FINANCIAL SERVICES	$98,615	$659,318

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (Continued)
(Unaudited)

For the Three Months Ended March 31, 2006 and 2005

	March 31, 2006	March 31, 2005
TOTAL COMPANY
Income (loss) before income taxes,
and intercompany activity
Consumer products	$(1,003,923)	$(785,998)
Financial services	98,615	865,521

Total Company	(905,308)	79,523
Income tax expense	--	(206,203)
NET LOSS	(905,308)	(126,680)
Preferred stock dividends	(226,275)	(226,275)

NET LOSS APPLICABLE TO
COMMON SHAREHOLDERS	$(1,131,583)	$(352,955)

Basic loss per common share	$(0.30)	$(0.09)

Diluted loss per common share	$(0.30)	$(0.09)

Weighted average shares outstanding	3,727,589	3,727,589

SEGMENT RECONCILIATION
CONSUMER PRODUCTS
Loss before intercompany charges	$(1,003,923)	$(785,998)
Interest to parent	--	(214,181)

Total Segment Net Loss	(1,003,923)	(1,000,179)
FINANCIAL SERVICES
Income before intercompany revenue	98,615	659,318
Interest from subsidiary	--	214,181

Total Segment Net Income	98,615	873,499
NET LOSS	$(905,308)	$(126,680)

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Common Treasury Stock	Total
BALANCES,
December 31, 2004	$293,441	$16,604,744	$(3,724,847)	$(6,725,922)	$6,447,416
Net loss three months
ended March 31, 2005	--	--	(126,680)	--	(126,680)
Cash dividends on
preferred stock	--	--	(226,275)	--	(226,275)

BALANCES,
March 31, 2005	$293,441	$16,604,744	$(4,077,802)	$(6,725,922)	$6,094,461

BALANCES,
December 31, 2005	$293,441	$16,604,744	$(5,279,449)	$(6,725,922)	$4,892,814
Net loss three months
ended March 31, 2006	--	--	(905,308)	--	(905,308)
Stock-based compensation	--	736	--	--	736
Cash dividends on
preferred stock	--	--	(226,275)	--	(226,275)

BALANCES,
March 31, 2006	$293,441	$16,605,480	$(6,411,032)	$(6,725,922)	$3,761,967

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months		For the Three Months
	Ended March 31, 2006		Ended March 31, 2005
	Consumer Products	Financial Services	Consumer Products	Financial Services
Cash Flows from Operating Activities:
Segment net (loss) income	$(1,003,923)	$98,615	$(1,000,179)	$873,499
Adjustments to reconcile segment net (loss) income
to net cash flows from operating activities
Depreciation	178,686	57,458	215,003	101,758
Provision for losses on accounts receivable	9,128	--	9,911	--
Gain on sale of leased properties	--	(459,374)	--	(769,424)
(Gain) loss on sale of equipment	(1,930)	--	23,933	--
Provision for obsolete inventory reserve	14,854	--	(30,207)	--
Stock-based compensation expense	--	736	--	--
Net change in:
Accounts receivable	1,825,163	--	703,375	--
Inventory, net	693,125	--	(387,358)	--
Interest receivable	--	65,629	--	30,681
Other assets	46,409	19,079	85,798	(34,657)
Accounts payable	(668,429)	--	240,072	--
Other liabilities	(352,784)	(741,881)	(127,173)	(208,481)

Net Cash Flows from Operating Activities	740,299	(959,738)	(266,825)	(6,624)

Cash Flows from Investing Activities:
Net loan repayments received	--	2,742,725	--	4,883,819
Proceeds from sale of loans	--	13,633,876	--	--
Proceeds from sale of leased properties	--	3,997,691	--	5,745,344
Proceeds from sale of equipment	1,930
Property and equipment expenditures	(30,659)	--	(73,930)	--

Net Cash Flows from Investing Activities	(28,729)	20,374,292	(73,930)	10,629,163

Cash Flows from Financing Activities:
Net decrease in short term borrowings	--	--	(220,000)	--
Net decrease in commercial paper	--	--	--	(1,239,549)
Net decrease in lines of credit	--	(13,870,000)	--	(7,400,000)
Repayment of SWIB notes	--	(5,000,000)	--	(166,667)
Repayment of loan participations with
repurchase options	--	(135,254)	--	(801,798)
Preferred stock dividends paid	--	(226,275)	--	(226,275)
Net intercompany transactions	(46,164)	46,164	616,731	(616,731)

Net Cash Flows from Financing Activities	(46,164)	(19,185,365)	396,731	(10,451,020)

Net change in cash and cash equivalents	665,406	229,189	55,976	171,519
Cash and equivalents beginning of period	83,817	203,356	17,977	628,160

Cash and equivalents end of period	$749,223	$432,545	$73,953	$799,679

Supplemental Cash Flow Disclosures
Cash paid for interest	$--	$412,326	$1,181	$479,647

Cash paid for income taxes	$--	$546,917	$--	$128,371

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	NATURE OF BUSINESS

The Middleton Doll Company (the “Company”) presently consists of two business segments, the consumer products business and the financial services business. The Middleton Doll Company, when referred to singularly and not with its subsidiaries, is referred to herein as the “Parent”.

The consumer products segment consists of Lee Middleton Original Dolls, Inc. (“LMOD”) and its wholly-owned subsidiary License Products, Inc. (“LPI”). LMOD is a designer and distributor of lifelike collectible and play dolls; while LPI is a designer and distributor of clocks and home décor products.

The financial services segment prior to January 1, 2006, consisted of the Parent and its wholly-owned subsidiary Bando McGlocklin Small Business Lending Corporation (“BMSBLC”). On January 1, 2006, BMSBLC was merged with and into LMOD with LMOD as the surviving corporation. Beginning on January 4, 2006, the financial services segment began selling substantially all of its loans, loan participations and leased real estate properties. The net proceeds from the sale of the assets will be applied to payment of indebtedness. The Company anticipates that substantially all of its financial services segment loans and loan participations will be sold or will have matured prior to June 30, 2006. In addition, the Company anticipates selling all of its leased real estate over time. Conditions in the real estate market for industrial and commercial buildings similar to that owned by LMOD will affect the availability of purchasers, the prices at which the real estate can be sold and the timing of such sales. The Company does not intend to continue in the financial services segment after the financial services segment’s assets are sold.

For the year ended December 31, 2005, the Parent and BMSBLC were operated as a real estate investment trust (“REIT”) pursuant to the provisions of Section 856 of the Internal Revenue Code of 1986, as amended. A REIT does not pay any corporate income taxes because it has a tax exempt status. To achieve the tax exempt status, a REIT must be in compliance with tests concerning the nature of the assets of the REIT and the income earned. In addition, a REIT must distribute substantially all of its taxable income each year in dividends to its shareholders. In order to qualify as a REIT under the Internal Revenue Code, the Parent cannot hold more than 10% of the outstanding voting securities of any one issuer except for “Taxable Real Estate Investment Trust Subsidiaries” (“TRSs”). LMOD and LPI became TRSs as of January 1, 2001, which allowed the Company on June 25, 2001, to exchange its non-voting stock in LMOD for voting stock. Both LMOD and LPI are operated as C Corporations under the Internal Revenue Code and are subject to corporate income tax rates. As of January 1, 2006, BMSBLC merged with and into LMOD and no longer qualifies as a REIT. Therefore, for the year ending December 31, 2006, the Company (consisting of the Parent, LMOD and LPI) will be operating as a C Corporation under the Internal Revenue Code. The Company intends to file a consolidated federal income tax return for the year ended December 31, 2006.

The consolidated financial statements of The Middleton Doll Company include the accounts of the Parent, the former BMSBLC, LMOD and LPI. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of March 31, 2006 and December 31, 2005, the results of operations for the three months ended March 31, 2006 and 2005 and the statements of changes in shareholders’ equity and cash flows for the three months ended March 31, 2006 and 2005 have been made. Such adjustments consisted only of normal recurring items. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s 2005 Annual Report on Form 10-K. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The balance sheet for consumer products is classified due to its normal business cycle being less than twelve months. Financial services segment’s balance sheet is not classified as its normal business cycle is greater than twelve months.

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of allowances for loan and lease losses and doubtful accounts and the valuation of inventory, leased properties and goodwill. See discussion of “Critical Accounting Policies” under “Management’s Discussion and Analysis or Plan of Operation”.

NOTE 3.	LIQUIDITY AND CAPITAL RESOURCES

The consumer products segment has incurred net losses and negative cash flows from operating activities over the past three years and the Company has an accumulated deficit of $6.4 million at March 31, 2006. The Company believes that the cash that will be generated from existing operations together with existing cash balances and other potential sources of financing will be sufficient to provide the cash necessary to meet operating and working capital requirements during the remainder of 2006 and into 2007. The Company anticipates that its bank line of credit will be paid off by June 23, 2006, at which time it will have no collateralized assets and should be able to obtain outside financing for its working capital needs. The Company is considering various financing alternatives; however, the Company is required to redeem $16.85 million of preferred stock by July 1, 2008, to the extent permitted under Wisconsin law. (See Note 8.)

NOTE 4.	INVENTORY

Inventories of LMOD and LPI are valued at the lower of cost or market using the first-in, first-out (FIFO) method to determine cost. The components of inventory are as follows:

	March 31, 2006	December 31, 2005
Raw materials	$481,859	$484,534
Work in process	16,100	23,828
Finished goods	3,953,626	4,828,556

	4,451,585	5,336,918
Allowance for obsolete inventory	(465,429)	(451,330)

	$3,986,156	$4,885,588

NOTE 5.	LOANS HELD FOR SALE

A loan is considered held for sale when management has identified a purchaser for the loan and the purchase is scheduled to occur during the next twelve months. Loans held for sale are carried at the lower of cost or market.

On January 4, 2006, LMOD entered into an asset purchase agreement to sell substantially all of the loans and loan participations (previously owned by BMSBLC) to InvestorsBank. It is anticipated that the sale of the loans and loan participations will be completed through a series of transactions beginning in January of 2006 and ending no later than June 30, 2006. The purchase price for the sale of the loans and loan participations will be the total of the principal balance of all such loans and loan participations, plus accrued interest, with the aggregate total purchase price anticipated to be approximately $15.74 million, plus accrued interest. As of March 31, 2006, InvestorsBank had purchased $10.84 million of these loans and loan participations. These loans have been classified as held for sale on the balance sheets. The Company also anticipates that substantially all other remaining loans will have matured by June 30, 2006, and will be refinanced by the borrowers at other financial institutions.

NOTE 6.	LEASED PROPERTIES

The major categories of leased properties at March 31, 2006 and December 31, 2005, are summarized as follows:

Leased Properties, Listed for Sale or Under Contract to be Sold

	March 31, 2006	December 31, 2005
Land	$422,305	$1,086,805
Buildings	3,272,663	6,689,564

Total	3,694,968	7,776,369
Less: accumulated depreciation	(439,416)	(970,191)

Net	$3,255,552	$6,806,178

Leased Properties
Land	$565,266	$565,266
Buildings	7,223,810	7,223,810

Total	7,789,076	7,789,076
Less: accumulated depreciation	(1,227,944)	(1,182,795)

Net	$6,561,132	$6,606,281

Leased properties are classified as listed for sale or under contract to be sold, when a property is listed for sale and/or under contract to be sold within the next twelve months. The properties are carried at the lower of depreciated cost or net realizable value. The Company sold three properties during the three months ended March 31, 2006, which resulted in a gain of $0.46 million. Four properties were sold during the first quarter of 2005, resulting in a gain of $0.77 million.

NOTE 7.	BORROWINGS

As of March 31, 2006, the financial services segment has a line of credit with three participating banks. The line of credit agreement provides for a maximum line of credit of $14.0 million at March 31, 2006, less the outstanding principal amount of the direct pay letter of credit obligation. The agreement bears interest at prime rate or at the 30, 60 or 90 day LIBOR rate plus 1.375%. The interest rate index is determined by LMOD at the time funds are drawn. Interest is payable monthly and the agreement expires on June 23, 2006. LMOD is also required to pay a commitment fee equal to one-half of one percent per year on the unused amount of the loan commitment. The outstanding principal balance was $8.95 million and $22.82 million at March 31, 2006, and December 31, 2005, respectively.

The financial services segment’s line of credit is collateralized by a pool of loans with an outstanding balance of $6.16 million and leased properties with a net carrying value of approximately $9.82 million as of March 31, 2006.

The financial services segment had a term note with the State of Wisconsin Investment Board (“SWIB”) which had a fixed rate of interest of 6.98% per year through its maturity on June 1, 2013. In February of 2006, the note was paid in full with proceeds from the bank line of credit. The prepayment of the term note resulted in a prepayment penalty of $0.29 million which was expensed in the three months ended March 31, 2006.

NOTE 8.	MANDATORY REDEEMABLE PREFERRED STOCK

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

Mandatorily redeemable preferred stock consists of the following as of March 31, 2006, and December 31, 2005:

Redeemable Preferred stock, 1 cent par value,
3,000,000 shares authorized, 690,000 shares issued	$17,250,000
Redeemable Preferred Treasury stock,
15,809 shares, at cost	(395,225)

Mandatorily redeemable shares, net	$16,854,775

NOTE 9.	INCOME TAXES

Prior to January 1, 2006, the Parent and its qualified REIT subsidiary, BMSBLC, qualified as a real estate investment trust under the Internal Revenue Code. Accordingly, the REIT was not subject to income tax on taxable income that was distributed to common shareholders. However, the REIT was allowed to retain capital gains from the sale of real estate and pay income tax on that gain. In January of 2006, the REIT paid $0.55 million in accrued income taxes from the sale of leased properties during 2005.

As of January 1, 2006, BMSBLC merged with and into LMOD and will no longer qualify as a REIT. Therefore, for the year ending December 31, 2006, the Company (consisting of the Parent, LMOD and LPI) will be operating as a C Corporation under the Internal Revenue Code. The Company intends to file a consolidated federal income tax return for the year ended December 31, 2006.

Income tax expense (benefit) recorded by the Company after December 31, 2005, is attributable to the consumer products segment and the financial services segment. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized in the foreseeable future. In evaluating the Company’s ability to realize the net deferred income tax assets, the Company considers all available evidence, both positive and negative, including past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies that are prudent and feasible, and the forecast of future taxable income. In considering this information, the Company is required to make certain assumptions and judgments based on plans and estimates. Any changes in the Company’s assumptions and/or estimates may materially impact the Company’s income tax expense. At March 31, 2006, the Company’s valuation allowance was approximately $4.96 million, which should be available to be utilized against future taxable income.

NOTE 10.	STOCK-BASED COMPENSATION

In December, 2004, the FASB issued SAFS No. 123 (revised 2004), “Share-Based Payment”, which requires that compensation costs related to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces the accounting method permitted under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. SFAS 123R requires all share-based payment to employees, including grants of employee stock options, to be recognized as expense in the consolidated statement of earnings based on fair value. The amount of compensation expense is determined based on the fair value of the options when granted and is expensed over the required service period, which is normally the vesting period of the options. SFAS 123R applies to awards granted or modified after January 1, 2006, and any unvested awards outstanding at December 31, 2005. Consequently, compensation expense cost is recorded for prior option grants that vest on or after January 1, 2006, the date of adoption. The Company has elected to use the Black-Scholes option pricing model and the straight-line method of amortization expense over the requisite service period of the grant.

At March 31, 2006, the Company had two stock-based employee compensation plans. Prior to the adoption of SFAS 123R, the Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25 which resulted in no compensation expense being recorded. As of December 31, 2005, there were 24,540 of unvested options outstanding. Under SFAS No. 123R, stock based compensation of $736 was recognized in the first quarter of 2006. The proforma effect for 2005 is a similar amount.

NOTE 11.	PRO FORMA FINANCIAL INFORMATION

On January 4, 2006, LMOD entered into an asset purchase agreement to sell substantially all of the loans and loan participations (previously owned by BMSBLC) to InvestorsBank. It is anticipated that the sale of the loans and loan participations will be completed through a series of transactions beginning in January of 2006 and ending no later than June 30, 2006. The purchase price for the sale of the loans and loan participations will be the total of the principal balance of all such loans and loan participations, plus accrued interest, with the aggregate total purchase price anticipated to be approximately $15.74 million, plus accrued interest.

The following tables present the unaudited pro forma results of operations of the Company for the three months ended March 31, 2006 and March 31, 2005, assuming that the dispositions which occurred during the first quarter of 2006 had occurred on January 1, 2006 and on January 1, 2005.

	3/31/2006 Historical	Adjustment	3/31/2006 Pro Forma
Consumer products segment's loss	$(1,003,923)	$--	$(1,003,923)

Financial services segment's total revenues	$532,303	$(107,765)	$424,538)
Financial services segment's total expenses	(893,062)	115,502	$(777,560)

Financial services segment's net loss	$(360,759)	$7,737	$(353,022)

Total Company net loss	$(1,364,682)	$7,737	$(1,356,945)
Preferred stock dividends	(226,275)	--	(226,275)

Loss applicable to common shareholders	$(1,590,957)	$7,737	$(1,583,220)

Basic loss per common share	$(0.42)	$--	$(0.42)
Diluted loss per common share	$(0.42)	$--	$(0.42)
Weighted average shares outstanding	3,727,589	3,727,589	3,727,589

	3/31/2005 Historical	Adjustment	3/31/2005 Pro Forma
Consumer products segment's loss	$(785,998)	$--	$(785,998)

Financial services segment's total revenues	$1,775,936	$(325,276)	$1,450,660
Financial services segment's total expenses	(1,116,618)	226,004	$(890,614)

Financial services segment's net income	$659,318	$(99,272)	$560,046

Total Company net loss	$(126,680)	$(99,272)	$(225,952)
Preferred stock dividends	(226,275)	--	(226,275)

Loss applicable to common shareholders	$(352,955)	$(99,272)	$(452,227)

Basic loss per common share	$(0.09)	$(0.03)	$(0.12)
Diluted loss per common share	$(0.09)	$(0.03)	$(0.12)
Weighted average shares outstanding	3,727,589	3,727,589	3,727,589

The pro forma financial information gives effect to all of the following transactions as if they had occurred on January 1, 2006 and January 1, 2005.

The sale of loans and loan participations on various dates during the first three months of 2006 to InvestorsBank for the aggregate purchase price of $10.84 million, plus accrued interest, pursuant to that certain asset purchase agreement entered into by LMOD and InvestorsBank.

The sale of two additional loans to InvestorsBank outside of the asset purchase agreement for the aggregate purchase price of $2.79 million, plus accrued interest, on March 15, 2006.

The sale of three leased properties during the first two months of 2006 to the current lessees of the buildings. The net book value of the properties at the time of the sale was $3.54 million. The pro forma condensed consolidated statement of operations does not reflect the gain on the sale of the leased properties of approximately $0.46 million.

The reduction of indebtedness under the Company’s revolving line of credit agreement in the aggregate amount of $13.87 million and the payoff of the notes payable in full in the aggregate amount of $5.1 million, with proceeds from the sales of loans, loan participations and leased properties. The prepayment of the notes payable required a prepayment penalty of $0.29 million which is not reflected in the pro forma condensed consolidated statement of operations.

The pro forma financial information adjusts the Company’s historical results of operations for the transactions listed above. The pro forma financial information should be read in conjunction with the historical financial information for the Company and its subsidiaries, but does not purport to be indicative of the results which may be obtained in the future or which would actually have been obtained had the transactions occurred as of January 1, 2006 or January 1, 2005. For purposes of the pro forma income statements, income taxes have been excluded as no income tax is due on the 2006 transactions.

NOTE 12.	LOSS PER SHARE

See Exhibit 11 for the computation of the net loss per common share.

NOTE 13.	COMMITMENTS

Undisbursed construction and loan commitments totaled $1.77 million at March 31, 2006.

NOTE 14.	RECLASSIFICATIONS

Certain 2005 amounts have been reclassified to conform with the 2006 presentation. The reclassifications have no effect on reported amounts of net income (loss) or equity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Amounts presented as of March 31, 2006, and December 31, 2005, and for the three month periods ended March 31, 2006, and March 31, 2005, include the consolidation of two segments. The consumer products segment consists of the Company’s doll business and the clock and home décor business. The financial services segment consists of the Company’s loans and leased properties.

Consumer Products

During the past five years there has been a significant decrease in LMOD’s net sales within the consumer products segment due to a decrease in demand for collectible dolls. In order to increase the demand for collectible dolls, the collectible doll industry is attempting to raise consumer awareness of collectible dolls through marketing efforts. On August 5, 2005, a new management team at LMOD began to address the sales decline. Thirty-three Newborn Nursery® boutiques are now open at major department store retailers including Saks Regional Department Store Group and Belk, Inc. stores. LMOD is continuing to develop and release new Artist Studio Collection (“ASC”) dolls through its dealers and through selected retail locations. Both LMOD and LPI are working on developing new business relationships and continue to develop products which emphasize quality and innovation.

Financial Services

The financial services segment prior to January 1, 2006, consisted of the Parent and its wholly-owned subsidiary Bando McGlocklin Small Business Lending Corporation (“BMSBLC”). On January 1, 2006, BMSBLC was merged with and into LMOD with LMOD as the surviving corporation. Beginning on January 4, 2006, the financial services segment began selling substantially all of its loans, loan participations and leased real estate properties. The net proceeds from the sale of the assets will be applied to payment of indebtedness. The Company anticipates that substantially all of its financial services segment loans and loan participations will be sold or will have matured prior to June 30, 2006. In addition, the Company anticipates selling all of its leased real estate over time. Conditions in the real estate market for industrial and commercial buildings similar to that owned by LMOD will affect the availability of purchasers, the prices at which the real estate can be sold and the timing of such sales. The Company does not intend to continue in the financial services segment after the financial services segment’s assets are sold.

The loan and real estate portfolios of the Company are administered under a Loan and Real Estate Services Agreement (the “Agreement”) which is managed by InvestorsBank (the “Bank”); a wholly-owned subsidiary of InvestorsBancorp, Inc. Loan and real estate management services are currently provided by the Bank on a month-to-month basis under the terms of the Agreement, which was amended January 1, 2006. The Bank receives a monthly fee equal to 0.25% of the total amount of loans under management and 6% of the rents from the real estate portfolio. In addition, Ms. Hauke, Chief Financial Officer of InvestorsBank, is required to provide between January 1, 2006, and June 30, 2006, a maximum of 140 hours of accounting services under the Agreement for a fee of $17,500. Also under the Agreement, LMOD will pay InvestorsBank a monthly fee of $3,259 for rent, real estate taxes, building related and overhead expenses until June 30, 2006. No additional fees are paid under the Agreement.

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

Results of Operations

For the three months ended March 31, 2006 and March 31, 2005

        The Company’s total net loss applicable to common shareholders for the three months ended March 31, 2006 equaled ($1.13) million, or ($0.30) per common share (diluted), as compared to ($0.35) million, or ($0.09) per common share (diluted), for the three months ended March 31, 2005.

For the Three Months Ended	3/31/2006	3/31/2005
Consumer products segment net loss	($1.00) million	($0.78) million
Per common share (diluted)	($0.27)	($0.21)
Financial services segment net income (loss)
after payment of preferred stock dividend	($0.13) million	$0.43 million
Per common share (diluted)	($0.03)	$0.12

        The consumer products segment’s net loss increased $0.22 million when comparing the first quarter of 2006 to the first quarter of 2005, primarily due to a decrease in net sales and an increase in cost of goods sold. Sales decreased $0.32 million when comparing the first quarter of 2006 to the first quarter of 2005; while cost of goods sold increased $0.13 million primarily due to special incentive ordering packages for ASC dolls and play dolls which were offered in order to reduce inventory levels and resulted in lower gross profit margins. Total operating expenses decreased $0.23 million primarily due to reductions in sales and marketing expense and warehousing rental expense.

        The financial services segment’s net income decreased $0.56 million when comparing the first quarter of 2006 to the first quarter of 2005 primarily as a result of the decline in rental income as the Company’s leased properties are sold and the decline in interest income as the Company’s loans and loan participations mature and are sold. Additionally, gains on the sales of leased properties (net of income taxes) were $0.10 million less in the first quarter of 2006 than in the first quarter of 2005. Also during the first quarter of 2006, the financial services segment incurred a $0.29 million charge for a prepayment penalty on the early retirement of a term note.

Consumer Products

        Net sales for the consumer products segment for the three months ended March 31, 2006, decreased 11% to $2.58 million from $2.90 million for the three months ended March 31, 2005. During the first quarter of 2006, LMOD’s net sales were $1.49 million (a decrease of $0.26 million from the first quarter of 2005) and LPI’s net sales were $1.09 million (a decrease of $0.06 million from the first quarter of 2005). At LMOD, net sales of ASC dolls continued to decline, accounting for substantially all of the sales decrease at LMOD. Net sales of play dolls and accessories also decreased as retailers adjusted their in-store inventories after the year-end selling season.

        Cost of goods sold increased 7% to $1.93 million for the three months ended March 31, 2006, compared to $1.80 million for the three months ended March 31, 2005. LMOD’s cost of goods sold increased to $1.16 million from $0.97 million while LPI’s cost of goods sold decreased to $0.77 million from $0.83 million. Total gross profit margin decreased to 25% from 38% in the prior year. LMOD’s gross profit margin decreased to 22% from 45% due to special incentive ordering packages for ASC dolls and play dolls, which were offered to reduce inventory levels. LPI’s gross profit margin was 28% for both periods.

        Total operating expenses of the consumer products segment for the three months ended March 31, 2006, were $1.69 million compared to $1.92 million for the three months ended March 31, 2005, a 12% decrease. Sales and marketing expense decreased $0.14 million when comparing the first quarter of 2006 to the first quarter of 2005. Sales and marketing expense at LMOD in the first quarter of 2005 included one-time start-up costs of $0.11 million associated with the opening of twelve Newborn Nursery® boutiques. New product development increased $0.04 million due to increases in supplies and travel costs at LMOD associated with the development of a new marketing program. General and administrative expenses decreased $0.13 million when comparing the two quarters. In the first quarter of 2005, LMOD incurred $0.06 million of rent expense for a warehouse facility in Columbus, Ohio, which was vacated in the second quarter of 2005. LMOD’s warehousing operations have been relocated to a property which it owns in Belpre, Ohio. The remaining decrease in general and administrative expenses is primarily due to a decrease in equipment depreciation expense at LPI and LMOD.

        When comparing the first quarter of 2006 to the first quarter of 2005, other income increased approximately $2,700. Other income is primarily composed of rental income that LPI receives from a tenant in its building.

        All intercompany items have been eliminated for consolidation purposes. After the merger of BMSBLC into LMOD on January 1, 2006, all intercompany loans were eliminated on the books of the Parent, BMSBLC, LMOD and LPI. During the first quarter of 2005, before intercompany eliminations, interest expense for the consumer products segment and interest income to the financial services segment was $0.21 million.

        For the three months ended March 31, 2006 and 2005, the Company did not record any income tax benefit due to an increase in the deferred income tax valuation allowance. Management has determined, based on the level of continuing losses of the Company, that it would provide a valuation allowance for the full amount of any net operating loss carryforwards and other net deferred income tax assets, due to uncertainties of realization in the near term. If the Company becomes profitable, the existing net operating loss carryforwards should be available to be utilized against future taxable income. In assessing the recoverability of deferred income tax assets, including net operating loss carryforwards, management considers whether it is more likely than not, in the foreseeable future, that some portion or all of the deferred income tax assets will not be realized. The realization of deferred income tax assets in this instance is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards would be available to offset the taxable income. At March 31, 2006, the Company’s valuation allowance was approximately $4.96 million which should be available to be utilized against future taxable income.

Financial Services

        The financial services segment’s net loss after the preferred stock dividend payment was $0.13 million for the three months ended March 31, 2006 as compared to net income of $0.43 million for the three months ended March 31, 2005.

        Interest income on loans decreased 52% to $0.22 million for the three months ended March 31, 2006, as compared to $0.46 million for the three months ended March 31, 2005. The decrease in interest income was due to loan payoffs and to the sale of loans and loan participations. The proceeds from the loan payoffs and from the sale of the loans and loan participations were used to reduce outstanding debt. At March 31, 2006, LMOD’s loan portfolio consisted of seventeen loans totaling $7.41 million.

        On January 4, 2006, LMOD entered into an asset purchase agreement to sell substantially all of the loans and loan participations (previously owned by BMSBLC) to InvestorsBank. It is anticipated that the sale of the loans and loan participations will be completed through a series of transactions which began in January of 2006 and will end no later than June 30, 2006. The purchase price for the sale of the loans and loan participations will be the total of the outstanding principal balance of all such loans and loan participations, plus accrued interest, with the aggregate total purchase price anticipated to be approximately $15.74 million, plus accrued interest. As of March 31, 2006, InvestorsBank had purchased $10.84 million of these loans and loan participations. These loans have been classified as held for sale on the balance sheets. The Company anticipates that substantially all other remaining loans will have matured by June 30, 2006, and will be refinanced by the borrowers at other financial institutions.

        Rental income decreased 42% to $0.31 million for the three months ended March 31, 2006, as compared to $0.53 million for the three months ended March 31, 2005, due to leased property sales. Three properties were sold during the first quarter of 2006, resulting in a gain of $0.46 million. All tenants were current in their rent payments at March 31, 2006. At March 31, 2006, leased properties held for sale consisted of two vacant rental properties with a net carrying value of $3.26 million. The remaining seven leased properties had a net carrying value of $6.56 million at March 31, 2006.

        The Company anticipates selling all of its leased real estate over time. Conditions in the real estate market for industrial and commercial buildings similar to that owned by LMOD will affect the availability of purchasers, the prices at which the real estate can be sold, and the timing of such sales. The Company anticipates that proceeds will be sufficient to pay off the existing bank debt. However, the amount of proceeds available after the payment of the indebtedness cannot be estimated at the present time. In April of 2006, six leased properties with a net carrying value of $7.08 million at March 31, 2006, were listed for sale with a commercial real estate broker. Also during April of 2006, offers from current lessees totaling $2.48 million were accepted on two leased properties with a net carrying value of $2.06 million at March 31, 2006.

        Interest expense decreased 47% to $0.24 million for the three months ended March 31, 2006, as compared to $0.45 million for the three months ended March 31, 2005, due to a decrease in the outstanding debt balance. During the first three months of 2006, outstanding debt was reduced by $13.87 million by using the proceeds from loan payoffs and from the sale of the loans and loan participations and from the sale of leased properties.

        The financial services segment had a term note with the State of Wisconsin Investment Board (“SWIB”) which had a fixed rate of interest of 6.98% per year through its maturity on June 1, 2013. In February of 2006, the note balance of $5.0 million was paid in full with proceeds from the bank line of credit. The prepayment of the term note required a prepayment penalty of $0.29 million, which was expensed in the three months ended March 31, 2006.

        At March 31, 2006, LMOD’s debt facility consisted of a $14 million line of credit that matures on June 23, 2006. Effective May 1, 2006, LMOD voluntarily reduced the line of credit to a maximum amount of $5.3 million and expects to pay off the facility by the maturity date using proceeds from the sale of loans and leased properties. At March 31, 2006, the outstanding principal balance was $8.95 million with an interest rate of 6.25%. LMOD had outstanding unfunded commitments of $1.77 million at March 31, 2006. Management expects that due to scheduled loan maturities and sales of leased properties, LMOD will be able to fund the outstanding commitments.

        Other miscellaneous income decreased $3,800 when comparing the three months ended March 31, 2006 to the three months ended March 31, 2005. Other miscellaneous income is composed primarily of prepayment penalties, letter of credit fees and late payment fees.

        Depreciation expense decreased $0.04 million due to leased property sales and vacancies when comparing the three months ended March 31, 2006 to 2005. Management fees for loans and leased properties under the management agreement with InvestorsBank decreased $$0.03 million when comparing the first quarter of 2006 to the first quarter of 2005. Compensation expense decreased $0.07 million when comparing the two periods due to a reduction in personnel. Other operating expenses increased $0.05 million when comparing the two quarters primarily due to increased professional fees relating to legal expenses incurred due to the merger of LMOD and BMSBLC.

        Prior to January 1, 2006, the Parent and its qualified REIT subsidiary, BMSBLC, qualified as a real estate investment trust under the Internal Revenue Code. Accordingly, the REIT was not subject to income tax on taxable income that was distributed to common shareholders. However, the REIT was allowed to retain capital gains from the sale of real estate and pay income tax on that gain. In January of 2006, the REIT paid $0.55 million in income taxes from the sale of real estate during 2005. As of January 1, 2006, BMSBLC merged with and into LMOD and no longer qualifies as a REIT. Therefore, for the year ending December 31, 2006, the Company (consisting of the Parent, LMOD and LPI) will be operating as a C Corporation under the Internal Revenue Code. The Company intends to file a consolidated federal income tax return for the year ended December 31, 2006.

        All intercompany items have been eliminated for consolidation purposes. After the merger of BMSBLC into LMOD on January 1, 2006, all intercompany loans were eliminated on the books of the Parent, BMSBLC, LMOD and LPI. During the first quarter of 2005, before intercompany eliminations, interest expense for the consumer products segment and interest income to the financial services segment was $0.21 million.

        For the three months ended March 31, 2006 and 2005, the Company did not record any income tax benefit due to an increase in the deferred income tax valuation allowance. Management has determined, based on the level of continuing losses of the Company, that it would provide a valuation allowance for the full amount of any net operating loss carryforwards and other net deferred income tax assets, due to uncertainties of realization in the near term. If the Company becomes profitable, the existing net operating loss carryforwards should be available to be utilized against future taxable income. In assessing the recoverability of deferred income tax assets, including net operating loss carryforwards, management considers whether it is more likely than not, in the foreseeable future, that some portion or all of the deferred income tax assets will not be realized. The realization of deferred income tax assets in this instance is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards would be available to offset the taxable income. At March 31, 2006, the Company’s valuation allowance was approximately $4.96 million which should be available to be utilized against future taxable income.

Liquidity and Capital

        Absent any adverse factors outside the control of the Company, the Company believes that the cash that will be generated from existing operations together with existing cash balances and other potential sources of financing, will be sufficient to provide the cash necessary to meet operating and working capital requirements during the remainder of 2006 and into 2007. For a discussion of risk factors that may adversely affect the Company, see Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company is required to redeem $16.85 million of preferred stock by July 1, 2008, to the extent permitted under Wisconsin law. As noted herein, the Company has been using the proceeds from the sale of leased properties and from the sale of loans and loan participations to reduce the Company’s indebtedness, and the Company anticipates that the proceeds will be sufficient to pay off the existing bank debt. However, the Company does not expect to generate sufficient funds from the sale of these assets to completely redeem the preferred stock by July 1, 2008. The Company will have sufficient funds only if the consumer products segment can generate earnings and/or raise funds from other sources.

Consumer Products

        The consumer products segment’s net loss for the three months ended March 31, 2006, was $1.00 million. The cash required to finance this loss was primarily provided by a reduction in accounts receivable due to the collection of accounts receivable balances after the year-end selling season.

        Total assets of the consumer products segment were $12.47 million as of March 31, 2006, and $14.55 million as of December 31, 2005, a 14% decrease. Cash increased to $0.75 million at March 31, 2006, from $0.08 million at December 31, 2005.

        Accounts receivable, net of the allowance for doubtful accounts, decreased to $1.00 million at March 31, 2006, from $2.83 million at December 31, 2005, due to normal collections after the year-end selling season. LPI’s receivables decreased $0.40 million and LMOD’s receivables decreased $1.43 million.

        Inventory and prepaid inventory, net of the allowance for obsolescence, decreased to $4.18 million at March 31, 2006, compared to $4.97 million at December 31, 2005. The decrease in the inventory level was due to reductions in overstocked items. LMOD’s inventory decreased $0.66 million and LPI’s inventory decreased by $0.13 million. Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

        Property and equipment, net of accumulated depreciation, decreased by $0.15 million as of March 31, 2006, compared to December 31, 2005, primarily due to depreciation. Property and equipment increased by $0.03 million while accumulated depreciation increased by $0.18 million. Other prepaid expenses increased $0.03 million from December 31, 2005 to March 31, 2006.

        Goodwill was recorded when the Company purchased the remaining interest in the stock from the estate of Lee Middleton, the founder of LMOD, on April 30, 1998. The purchase price exceeded the carrying value by $0.62 million. As of March 31, 2006, and December 31, 2005, the balance of the goodwill, net of previous accumulated amortization, was $0.51 million. Management has concluded that the goodwill is not impaired as of March 31, 2006.

        Other liabilities decreased $1.02 million to $0.69 million at March 31, 2006, from $1.71 million at December 31, 2005, due to reductions in accounts payable and accrued liabilities.

Financial Services

        During the first three months of 2006, the financial services segment’s net income was $0.10 million before dividends of $0.23 million were paid to preferred stockholders.

        Total assets of the financial services segment were $17.97 million as of March 31, 2006, and $37.79 million as of December 31, 2005, a 52% decrease. Cash increased to $0.43 million at March 31, 2006 from $0.20 million at December 31, 2005.

        Interest receivable decreased to $0.05 million as of March 31, 2006, from $0.11 million at December 31, 2005. Non-accrual loans were $404,780 and $408,976 at March 31, 2006, and December 31, 2005, respectively. There was no allowance for loan loss related to these loans at March 31, 2006 and December 31, 2005.

        Total loans decreased by $16.38 million, or 69%, to $7.41 million at March 31, 2006, from $23.79 million at December 31, 2005. The proceeds from the sale of loans and loan participations were used to reduce outstanding debt. Non-accrual loans were $0.40 million and $0.41 million at March 31, 2006, and December 31, 2005, respectively. As of March 31, 2006 and December 31, 2005, management did not provide an allowance for loan losses due to management’s belief that the collateral securing nonperforming loans was adequate to fully secure the debtors’ obligations to LMOD. At March 31, 2006, LMOD’s loan portfolio consisted of seventeen loans, of which eleven were loan participations with InvestorsBank and four were non-accrual loans.

        On January 4, 2006, LMOD entered into an asset purchase agreement to sell substantially all of the loans and loan participations (previously owned by BMSBLC) to InvestorsBank. It is anticipated that the sale of the loans and loan participations will be completed through a series of transactions which began in January of 2006 and will end no later than June 30, 2006. The purchase price for the sale of the loans and loan participations will be the total of the outstanding principal balance of all such loans and loan participations, plus accrued interest, with the aggregate total purchase price anticipated to be approximately $15.7 million plus accrued interest. As of March 31, 2006, InvestorsBank had purchased $10.84 million of these loans and loan participations. These loans have been classified as held for sale on the balance sheets. The Company also anticipates that substantially all other remaining loans will have matured by June 30, 2006, and will be refinanced by the borrowers at other financial institutions.

        Leased properties, net of accumulated depreciation, decreased to $9.82 million as of March 31, 2006, compared to $13.41 million as of December 31, 2005, primarily due to the sale of three leased properties with a net book value of $3.54 million. At March 31, 2006, leased properties held for sale consisted of two vacant rental properties with a net book value of $3.26 million. Management believes that the carrying values of the leased properties are not impaired as of March 31, 2006. All tenants were current in their rent payments at March 31, 2006.

        Other assets, including prepaid amounts, decreased by $0.02 million primarily due to a reduction in a prepaid item relating to a leased property.

        The financial services segment’s total consolidated indebtedness at March 31, 2006, decreased $19.01 million from December 31, 2005, primarily as the result of the payment of debt using the proceeds from loan payoffs and from the sale of loans and loan participations and from the sale of leased properties.

Financial services debt	3/31/2006	12/31/2005
Lines of credit	$8.95 million	$22.82 million
State of Wisconsin Investment Board notes payable	--	$5.00 million
Loan participations with repurchase options	--	$0.14 million
Redeemable preferred stock	$16.85 million	$16.85 million

        At March 31, 2006, LMOD’s debt facility consisted of a $14 million line of credit that matures on June 23, 2006. Effective May 1, 2006, LMOD voluntarily reduced the line of credit to a maximum amount of $5.3 million and expects to pay off the facility by the maturity date using proceeds from the sale of loans and leased properties. At March 31, 2006, the outstanding principal balance was $8.95 million with an interest rate of 6.25%. LMOD had outstanding unfunded commitments of $1.77 million at March 31, 2006. Management expects that due to scheduled loan maturities and sales of leased properties, LMOD will be able to fund the outstanding commitments.

        Long-term debt at December 31, 2005, consisted of a term note of $5.0 million and $0.14 million of loan participations with repurchase options. In January of 2006, the $0.14 million of loan participations were repaid and in February of 2006, the term note was repaid using proceeds from the bank line of credit facility.

        Accrued liabilities decreased to $0.19 million at March 31, 2006, as compared to $0.93 million at December 31, 2005, primarily due to the payment in January, 2006 of $0.70 million in accrued income taxes from the sale of leased properties during 2005.

        The Company is using the proceeds from the sale of its leased properties and from the sale of loans and loan participations to reduce its indebtedness. These sales cause a reduction in the earning assets of the Company. As a result, the income available for common stock dividends is reduced. The Board of Directors in June, 2004, changed the common stock dividend policy from the payment of quarterly dividends to an annual dividend payable in January for the preceding year. However, for the year ended December 31, 2005, no dividends were paid to the common stock shareholders, and the Company does not anticipate paying any dividends on the common stock in the foreseeable future. The preferred stock dividend of $0.335 per share per quarter ($1.34 annual dividend per preferred share) was paid during 2005 and for the first quarter of 2006.

        The Company anticipates that substantially all of its financial services segment loans and loan participations will be sold or will have matured prior to June 30, 2006. In addition, the Company anticipates selling all of its leased real estate over time; however, as of March 31, 2006, no decision has been made with respect to the sale of any specific leased properties. Conditions in the real estate market for industrial and commercial buildings similar to that owned by LMOD will affect the availability of purchasers, the prices at which the real estate can be sold, and the timing of such sales. The Company anticipates that proceeds will be sufficient to pay off the existing bank debt. However, the amount of proceeds available after the payment of the indebtedness cannot be estimated at the present time.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

        This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may”, “will”, “could”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to:

•	changes in interest rates;
•	general economic conditions, including the condition of the local real estate market;
•	legislative/regulatory changes;
•	monetary and fiscal policies of the U.S. Government, including policies of the U.S Treasury and the Federal Reserve Board;
•	the quality or composition of the loan or real estate portfolios;
•	competition;
•	demand for the Company’s consumer products;
•	the degree of success of the Company’s strategy to reduce expenses at LMOD;
•	the effect of not reaching the Company’s goals of continuing to expand the Newborn Nursery® boutiques with high volume retailers;
•	payment when due of principal and interest on loans made by the Company;
•	payment of rent by lessees on Company properties;
•	the necessity to make additions to the Company’s loan loss reserve; and
•	the timing of sales of, and the selling prices, of the Company’s leased real estate.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 3.	Controls and Procedures

        Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

        There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II.         OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is not a defendant in any material pending legal proceeding and no such material proceedings are known to be contemplated.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 22, 2000, the Board of Directors of the Company authorized the repurchase of up to 325,000 shares of the Company’s common stock in open market or privately negotiated transactions. The program has no expiration date. The Company did not repurchase any shares under the program during the quarter ended March 31, 2006. As of March 31, 2006, the Company had the authority to repurchase 67,700 shares under that program.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

List of Exhibits

The Exhibits to this Quarterly Report on Form 10-QSB are identified on the Exhibit Index hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

THE MIDDLETON DOLL COMPANY (Registrant)

Date: May 15, 2006	/s/ Salvatore L. Bando
Salvatore L. Bando
President and Chief Executive Officer
Date: May 15, 2006	/s/ Craig R. Bald
Craig R. Bald
Vice President Finance and Chief Financial Officer

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB

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