Form 10QSB
period 2006-06-30
MIDDLETON DOLL CO
filed 2006-08-04
CIK 723209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

or

[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission file number: 0-22663

THE MIDDLETON DOLL COMPANY
(Exact name of small business issuer as specified in its charter)

Wisconsin	39-1364345
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
1050 Walnut Ridge Drive
Hartland, Wisconsin	53029-8303
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (262) 369-8163

        Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act). Yes [   ] No [X]

        On August 4, 2006, there were 3,727,589 shares outstanding of the issuer’s common stock, 6-2/3 cents par value.

        Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

THE MIDDLETON DOLL COMPANYFORM
10-QSB INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and
	December 31, 2005	3
	Condensed Consolidated Statements of Operations - For the Three and Six Months
	Ended June 30, 2006 and 2005 (Unaudited)	5
	Condensed Consolidated Statements of Changes in Shareholders’ Equity - For the Six
	Months Ended June 30, 2006 and 2005 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows - For the Six Months Ended
	June 30, 2006 and 2005 (Unaudited)	8
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis or Plan of Operation	17
Item 3.	Controls and Procedures	27
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
	Signatures	29
	Exhibit Index	30

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2006	December 31, 2005
	(Unaudited)
CONSUMER PRODUCTS
Current Assets:
Cash and cash equivalents	$661,070	$83,817
Accounts receivable, net	958,516	2,831,259
Inventory, net	3,812,688	4,885,588
Prepaid inventory	108,746	79,480
Other prepaid expenses	164,907	174,003

Total current assets	5,705,927	8,054,147
Property and equipment, net	5,699,191	5,990,003
Goodwill	506,145	506,145

Total Consumer Products Assets	11,911,263	14,550,295

FINANCIAL SERVICES
Cash and cash equivalents	293,629	203,356
Interest receivable	23,810	113,854
Loans held for investment	1,864,862	8,044,940
Loans held for sale	784,162	15,744,681
Leased properties, net	--	6,606,281
Leased properties, net, listed for sale or under
contract to be sold	7,197,007	6,806,178
Other assets	204,953	274,596

Total Financial Services Assets	10,368,423	37,793,886

TOTAL ASSETS	$22,279,686	$52,344,181

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2006	December 31, 2005
	(Unaudited)
LIABILITIES
CONSUMER PRODUCTS
Accounts payable	$328,517	$990,013
Accrued salaries	73,701	136,429
Accrued liabilities	349,297	584,215

Total Consumer Products Liabilities	751,515	1,710,657

FINANCIAL SERVICES
Lines of credit	1,100,000	22,820,000
State of Wisconsin Investment Board note payable	--	5,000,000
Loan participations with repurchase options	--	135,254
Accrued liabilities	141,351	930,681

Total Financial Services Liabilities
Excluding Preferred Shares	1,241,351	28,885,935
Preferred shares subject to mandatory redemption, net	16,854,775	16,854,775

Total Financial Services Liabilities	18,096,126	45,740,710

SHAREHOLDERS’ EQUITY
Common stock, $0.0667 cents par value
15,000,000 shares authorized, 4,401,499 shares issued,	293,441	293,441
3,727,589 shares outstanding at June 30, 2006 and
December 31, 2005
Additional paid-in capital	16,606,216	16,604,744
Accumulated deficit	(6,741,690)	(5,279,449)
Treasury stock, 674,010 shares, at June 30, 2006
and December 31, 2005, at cost	(6,725,922)	(6,725,922)

Total Shareholders’ Equity	3,432,045	4,892,814

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$22,279,686	$52,344,181

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
CONSUMER PRODUCTS
NET SALES	$2,135,072	$2,666,015	$4,714,122	$5,562,779
COST OF GOODS SOLD	1,458,638	1,754,912	3,393,394	3,552,900

Gross Profit	676,434	911,103	1,320,728	2,009,879
OPERATING EXPENSES
Sales and marketing	516,658	471,188	1,106,497	1,197,989
New product development	224,179	294,459	487,959	517,517
General and administrative	643,111	1,217,308	1,479,194	2,191,001

Total Operating Expenses	1,383,948	1,982,955	3,073,650	3,906,507

Net operating loss	(707,514)	(1,071,852)	(1,752,922)	(1,896,628)

OTHER INCOME (EXPENSE)
Interest expense	--	(17)	--	(1,198)
Other income, net	41,245	63,492	82,730	103,451

Net Other Income	41,245	63,475	82,730	102,253

Loss before income taxes and intercompany charges	(666,269)	(1,008,377)	(1,670,192)	(1,794,375)
Less: Applicable income tax expense	--	--	--	--

LOSS BEFORE INTERCOMPANY
CHARGES - CONSUMER PRODUCTS	(666,269)	(1,008,377)	(1,670,192)	(1,794,375)

FINANCIAL SERVICES
REVENUES
Interest on loans	61,345	417,850	276,390	877,085
Rental income	219,976	496,239	528,638	1,031,088
Gain on sale of leased properties	601,342	--	1,060,716	769,424
Other income	10,590	8,660	19,186	21,088

Total Revenues	893,253	922,749	1,884,930	2,698,685

EXPENSES
Interest expense	77,360	428,170	317,240	883,054
Loss on early extinguishment of indebtedness	--	--	289,034	--
Depreciation expense	38,252	93,916	95,710	195,674
Management fee expense	16,187	48,727	45,139	107,157
Compensation	72,139	144,842	153,440	292,105
Other operating expenses	127,428	139,722	323,865	287,802

Total Expenses	331,366	855,377	1,224,428	1,765,792

Income before income taxes and
intercompany revenue	561,887	67,372	660,502	932,893
Less: Applicable income tax expense	--	--	--	(206,203)

INCOME BEFORE INTERCOMPANY
REVENUE - FINANCIAL SERVICES	$561,887	$67,372	$660,502	$726,690

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (Continued)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
TOTAL COMPANY
Income (loss) before income taxes,
and intercompany activity
Consumer products	$(666,269)	$(1,008,377)	$(1,670,192)	$(1,794,375)
Financial services	561,887	67,372	660,502	932,893

Total Company	(104,382)	(941,005)	(1,009,690)	(861,482)
Income tax expense	--	--	--	(206,203)

NET LOSS	(104,382)	(941,005)	(1,009,690)	(1,067,685)
Preferred stock dividends	(226,276)	(226,276)	(452,551)	(452,551)

NET LOSS APPLICABLE TO
COMMON SHAREHOLDERS	$(330,658)	$(1,167,281)	$(1,462,241)	$(1,520,236)

Basic loss per common share	$(0.09)	$(0.31)	$(0.39)	$(0.41)

Diluted loss per common share	$(0.09)	$(0.31)	$(0.39)	$(0.41)

Weighted average shares outstanding	3,727,589	3,727,589	3,727,589	3,727,589

SEGMENT RECONCILIATION
CONSUMER PRODUCTS
Loss before intercompany charges	$(666,269)	$(1,008,377)	$(1,670,192)	$(1,794,375)
Interest to parent	--	(245,546)	--	(459,727)

Total Segment Net Loss	(666,269)	(1,253,923)	(1,670,192)	(2,254,102)

FINANCIAL SERVICES
Income before intercompany revenue	561,887	67,372	660,502	726,690
Interest from subsidiary	--	245,546	--	459,727

Total Segment Net Income	561,887	312,918	660,502	1,186,417

NET LOSS	$(104,382)	$(941,005)	$(1,009,690)	$(1,067,685)

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Common Treasury Stock	Total
BALANCES,
December 31, 2004	$293,441	$16,604,744	$(3,724,847)	$(6,725,922)	$6,447,416
Net loss six months
ended June 30, 2005	--	--	(1,067,685)	--	(1,067,685)
Cash dividends on
preferred stock	--	--	(452,551)	--	(452,551)

BALANCES,
June 30, 2005	$293,441	$16,604,744	$(5,245,083)	$(6,725,922)	$4,927,180

BALANCES,
December 31, 2005	$293,441	$16,604,744	$(5,279,449)	$(6,725,922)	$4,892,814
Net loss six months
ended June 30, 2006	--	--	(1,009,690)	--	(1,009,690)
Stock-based compensation	--	1,472	--	--	1,472
Cash dividends on
preferred stock	--	--	(452,551)	--	(452,551)

BALANCES,
June 30, 2006	$293,441	$16,606,216	$(6,741,690)	$(6,725,922)	$3,432,045

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2006		For the Six Months Ended June 30, 2005
	Consumer Products	Financial Services	Consumer Products	Financial Services
Cash Flows from Operating Activities:
Segment net (loss) income	$(1,670,192)	$660,502	$(2,254,102)	$1,186,417
Adjustments to reconcile segment net (loss) income
to net cash flows from operating activities
Depreciation	357,821	95,710	432,361	195,674
Provision for losses on accounts receivable	18,256	--	18,254	--
Gain on sale of leased properties	--	(1,060,716)	--	(769,424)
(Gain) loss on sale of equipment	(1,930)	--	23,933	--
Stock-based compensation expense	--	1,472	--	--
Net change in:
Accounts receivable	1,854,487	--	1,074,390	--
Inventory, net	964,154	--	(453,534)	--
Interest receivable	--	90,044	--	90,274
Other assets	88,576	69,643	345,737	63,590
Accounts payable	(661,496)	--	80,863	--
Other liabilities	(297,646)	(789,330)	(183,790)	(93,543)

Net Cash Flows from (used in) Operating Activities	652,030	(932,675)	(915,888)	672,988

Cash Flows from Investing Activities:
Net loan repayments received	--	3,530,825	--	7,989,847
Proceeds from sale of loans	--	17,609,772	--	--
Proceeds from sale of leased properties	--	7,180,458	--	5,745,344
Proceeds from sale of equipment	1,930	--	--	--
Property and equipment expenditures	(67,009)	--	(166,290)	(1,612)

Net Cash Flows from (used in) Investing Activities	(65,079)	28,321,055	(166,290)	13,733,579

Cash Flows from Financing Activities:
Net decrease in short term borrowings	--	--	(220,000)	--
Net decrease in commercial paper	--	--	--	(7,065,959)
Net decrease in lines of credit	--	(21,720,000)	--	(4,150,000)
Repayment of SWIB notes	--	(5,000,000)	--	(333,334)
Repayment of loan participations with
repurchase options	--	(135,254)	--	(813,793)
Preferred stock dividends paid	--	(452,551)	--	(452,551)
Net intercompany transactions	(9,698)	9,698	1,443,043	(1,443,043)

Net Cash Flows from (used in) Financing Activities	(9,698)	(27,298,107)	1,223,043	(14,258,680)

Net change in cash and cash equivalents	577,253	90,273	140,865	147,887
Cash and equivalents beginning of period	83,817	203,356	17,977	628,160

Cash and equivalents end of period	$661,070	$293,629	$158,842	$776,047

Supplemental Cash Flow Disclosures
Cash paid for interest	$--	$496,856	$1,198	$887,420

Cash paid for income taxes	$--	$546,917	$--	$128,371

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

The financial services segment prior to January 1, 2006, consisted of the Parent and its wholly-owned subsidiary Bando McGlocklin Small Business Lending Corporation (“BMSBLC”). On January 1, 2006, BMSBLC was merged with and into LMOD with LMOD as the surviving corporation. Beginning on January 4, 2006, the financial services segment began selling substantially all of its loans, loan participations and leased real estate properties. The net proceeds from the sale of the assets will be applied to payment of indebtedness. The Company has listed for sale all of its leased real estate. Conditions in the real estate market for industrial and commercial buildings similar to that owned by LMOD will affect the availability of purchasers, the prices at which the real estate can be sold and the timing of such sales. The Company does not intend to continue in the financial services segment after the financial services segment’s assets are sold.

For the year ended December 31, 2005, the Parent and BMSBLC were operated as a real estate investment trust (“REIT”) pursuant to the provisions of Section 856 of the Internal Revenue Code of 1986, as amended. A REIT does not pay any corporate income taxes because it has a tax exempt status. To achieve the tax exempt status, a REIT must be in compliance with tests concerning the nature of the assets of the REIT and the income earned. In addition, a REIT must distribute substantially all of its taxable income each year in dividends to its shareholders. In order to qualify as a REIT under the Internal Revenue Code, the Parent could not hold more than 10% of the outstanding voting securities of any one issuer except for “Taxable Real Estate Investment Trust Subsidiaries” (“TRSs”). LMOD and LPI became TRSs as of January 1, 2001, which allowed the Company on June 25, 2001, to exchange its non-voting stock in LMOD for voting stock. Both LMOD and LPI are operated as C Corporations under the Internal Revenue Code and are subject to corporate income tax rates. As of January 1, 2006, BMSBLC merged with and into LMOD and no longer qualifies as a REIT. Therefore, for the year ending December 31, 2006, the Company (consisting of the Parent, LMOD and LPI) will be operating as a C Corporation under the Internal Revenue Code. The Company intends to file a consolidated federal income tax return for the year ended December 31, 2006.

The consolidated financial statements of The Middleton Doll Company include the accounts of the Parent, the former BMSBLC, LMOD and LPI. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of June 30, 2006 and December 31, 2005, the results of operations for the three and six month periods ended June 30, 2006 and 2005 and the statements of changes in shareholders’ equity and cash flows for the six months ended June 30, 2006 and 2005 have been made. Such adjustments consisted only of normal recurring items. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s 2005 Annual Report on Form 10-K. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The consolidated balance sheet for the consumer products segment is classified due to its normal business cycle being less than twelve months. The financial services segment’s consolidated balance sheet is not classified as its normal business cycle is greater than twelve months.

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

NOTE 3.    LIQUIDITY AND CAPITAL RESOURCES

The consumer products segment has incurred net losses and negative cash flows from operating activities over the past three years and the Company has an accumulated deficit of $6.7 million at June 30, 2006. The Company believes that the cash that will be generated from existing operations together with existing cash balances and other potential sources of financing will be sufficient to provide the cash necessary to meet operating and working capital requirements during the remainder of 2006 and into 2007. The Company is considering various financing alternatives; however, the Company is required to redeem $16.85 million of preferred stock by July 1, 2008, to the extent the Company has legally available funds for the redemption and it is otherwise permitted under Wisconsin law. (See Note 8.)

NOTE 4.    INVENTORY

Inventories of LMOD and LPI are valued at the lower of cost or market using the first-in, first-out (FIFO) method to determine cost. The components of inventory are as follows:

	June 30, 2006	December 31, 2005
Raw materials	$354,295	$484,534
Work in process	15,863	23,828
Finished goods	3,849,962	4,828,556

	4,220,120	5,336,918
Allowance for obsolete inventory	(407,432)	(451,330)

	$3,812,688	$4,885,588

NOTE 5.    LOANS HELD FOR SALE

A loan is considered held for sale when management has identified a purchaser for the loan and the purchase is scheduled to occur during the next twelve months. Loans held for sale are carried at the lower of cost or market.

On January 4, 2006, LMOD entered into an asset purchase agreement to sell substantially all of the loans and loan participations (previously owned by BMSBLC) to InvestorsBank. The purchase price for the sale of the loans and loan participations will be the total of the principal balance of all such loans and loan participations, plus accrued interest, with the aggregate total purchase price anticipated to be approximately $15.74 million, plus accrued interest. As of June 30, 2006, InvestorsBank had purchased $14.82 million of these loans and loan participations. During the first six months of 2006, regular monthly principal payments made on loans prior to their sale amounted to $0.14 million. The aggregate remaining outstanding balance of the loan participations to be sold to InvestorsBank is $0.78 million and has been classified as held for sale on the balance sheets.

NOTE 6.    LEASED PROPERTIES

The major categories of leased properties at June 30, 2006 and December 31, 2005, are summarized as follows:

Leased Properties, Listed for Sale or Under Contract to be Sold

	June 30, 2006	December 31, 2005
Land	$811,628	$1,086,805
Buildings	7,585,400	6,689,564

Total	8,397,028	7,776,369
Less: accumulated depreciation	(1,200,021)	(970,191)

Net	$7,197,007	$6,806,178

Leased Properties
Land	$--	$565,266
Buildings	--	7,223,810

Total	--	7,789,076
Less: accumulated depreciation	--	(1,182,795)

Net	$--	$6,606,281

Leased properties are classified as listed for sale or under contract to be sold when a property is listed for sale and/or under contract to be sold within the next twelve months. The properties are carried at the lower of depreciated cost or net realizable value. The Company sold five properties during the six months ended June 30, 2006, which resulted in a gain of $1.06 million. Four properties were sold during the first six months of 2005, resulting in a gain of $0.77 million.

NOTE 7.    BORROWINGS

As of June 30, 2006, the financial services segment had a line of credit with US Bank for $1.10 million. The line of credit agreement cannot be used for any cash advances and matures on August 31, 2006. The agreement bears interest at the prime rate with interest payable monthly. The agreement is collateralized by a pool of loans with an outstanding balance of $1.67 million and leased properties with a net carrying value of approximately $7.20 million as of June 30, 2006. The line of credit was paid off in August of 2006 using proceeds from the sale of loans and leased properties.

The financial services segment had a term note with the State of Wisconsin Investment Board (“SWIB”) which had a fixed rate of interest of 6.98% per year through its maturity on June 1, 2013. In February of 2006, the note was paid in full with proceeds from the bank line of credit. The prepayment of the term note resulted in a prepayment penalty of $0.29 million, which was expensed in the three months ended March 31, 2006.

NOTE 8.    MANDATORY REDEEMABLE PREFERRED STOCK

On October 20, 1993, the Company issued 690,000 shares of Adjustable Rate Cumulative Preferred Stock, Series A, in a public offering at $25 per share. The preferred stock is redeemable, in whole or in part at the option of the Company, on any dividend payment date during the period from July 1, 2006, to June 30, 2008, at $25 per share plus accrued and unpaid dividends. If a partial redemption is made, the number of shares to be redeemed will be determined by the Board of Directors and the shares to be redeemed will be selected either by lot, on a pro rata basis or by such other method as the Board of Directors shall deem fair and equitable.

Dividends on the preferred stock are paid quarterly at an annual rate of 5.37% for the dividend period commencing July 1, 2003, and ending June 30, 2008. In the event that the amount legally available for the payment of dividends by the Company is insufficient for the payment of the entire amount of the dividends payable in a quarter, the amount legally available for the payment of dividends will be allocated on a pro rata basis based upon the liquidation preference of the outstanding shares of preferred stock. Any dividend payment not paid to holders of preferred stock is in arrears, but no interest, or sum of money in lieu of interest, is payable in respect of any dividend payment that is in arrears. The holders of preferred stock will have the right to elect a majority of the Board of Directors if at any time accumulated dividends equal to at least two full years’ dividends are due and unpaid.

All shares of preferred stock which are outstanding on July 1, 2008, are subject to mandatory redemption on that date by the Company at a price of $25 plus accrued dividends, to the extent the Company has legally available funds for the redemption and it is otherwise permitted under Wisconsin law. If the Company is unable to redeem the outstanding shares of preferred stock on July 1, 2008, then it becomes obligated to discharge its mandatory redemption obligation as soon as it is able. Dividends continue to accrue and are payable at an annual rate of 5.37% until the Company discharges its mandatory redemption obligation.

Mandatorily redeemable preferred stock consists of the following as of June 30, 2006, and December 31, 2005:

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

Income tax expense (benefit) recorded by the Company after December 31, 2005, is attributable to both the consumer products segment and the financial services segment. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized in the foreseeable future. In evaluating the Company’s ability to realize the net deferred income tax assets, the Company considers all available evidence, both positive and negative, including past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies that are prudent and feasible, and the forecast of future taxable income. In considering this information, the Company is required to make certain assumptions and judgments based on plans and estimates. Any changes in the Company’s assumptions and/or estimates may materially impact the Company’s income tax expense. At June 30, 2006, the Company’s valuation allowance was approximately $5.09 million.

NOTE 10.    STOCK-BASED COMPENSATION

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R “Share-Based Payment” (“SFAS 123R”), which requires compensation costs related to share-based payment transactions to be recognized in financial statements. SFAS 123R replaced FASB Statement No. 123 “Accounting for Stock Based Compensation” and supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

On January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. SFAS 123R requires all share-based payment to employees, including grants of employee stock options, to be recognized as expense in the consolidated statement of earnings based on fair value. The amount of compensation expense is determined based on the fair value of the options when granted and is expensed over the required service period, which is normally the vesting period of the options. SFAS 123R applies to awards granted or modified after January 1, 2006, and any unvested awards outstanding at December 31, 2005. Consequently, compensation expense cost is recorded for prior option grants that vest on or after January 1, 2006, the date of adoption. The Company has elected to use the Black-Scholes option pricing model and the straight-line method of amortization expense over the requisite service period of the grant.

At June 30, 2006, the Company had two stock-based employee compensation plans, the Company’s 1997 Stock Option Plan and 2003 Stock Option Plan. Prior to the adoption of SFAS 123R, the Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25 which resulted in no compensation expense being recorded. As of December 31, 2005, there were 24,540 of unvested options outstanding. Under SFAS No. 123R, stock based compensation of $1,472 was recognized in the first six months of 2006. The pro forma effect for 2005 is a similar amount.

At June 30, 2006, outstanding options to purchase an aggregate of 203,445 shares expired without the options being exercised. The options were originally granted in 1997 to George R. Schonath and were subsequently gifted by him to his adult daughters’ irrevocable trusts. The 1997 Plan does not have any outstanding options at June 30, 2006. The 2003 Plan has outstanding options to purchase an aggregate of 40,900 shares at an exercise price of $4.72 per share and is 60% vested at June 30, 2006.

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

Pro Forma Financial Information for the Six Month Periods Ended June 30, 2006 and June 30, 2005

The following tables present the unaudited pro forma results of operations of the Company for the six months ended June 30, 2006 and June 30, 2005, assuming that the loan sales and leased property dispositions which occurred during the first six months of 2006 had occurred on January 1, 2006 and on January 1, 2005.

The pro forma financial information gives effect to all of the following transactions as if they had occurred on January 1, 2006 and January 1, 2005:

The sale of loans and loan participations on various dates during the first six months of 2006 to InvestorsBank for the aggregate purchase price of $14.82 million, plus accrued interest, pursuant to that certain asset purchase agreement entered into by LMOD and InvestorsBank.

The sale of two additional loans to InvestorsBank, outside of the asset purchase agreement, for the aggregate purchase price of $2.79 million, plus accrued interest, on March 15, 2006.

The sale of five leased properties during the first six months of 2006 to the current lessees of the buildings. The net book value of the properties at the time of the sales was $6.12 million. The pro forma condensed consolidated statement of operations for the six months ended June 30, 2006, excludes the gain on the sale of the leased properties of approximately $1.06 million.

The reduction of indebtedness under the Company’s revolving line of credit agreement, in the amount of $21.72 million, and the payoff of the notes payable to SWIB in full, in the amount of $5.14 million, with proceeds from the sales of loans, loan participations and leased properties. The prepayment of the notes payable to SWIB required a prepayment penalty of $0.29 million which is excluded from the June 30, 2006 pro forma condensed consolidated statement of operations.

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

	Six Months Ended 06/30/2006 Historical	Pro Forma Adjustments	Six Months Ended 06/30/2006 Pro Forma
Consumer products segment’s loss	$(1,670,192)	$--	$(1,670,192)

Financial services segment’s total revenues	$1,884,930	$(1,414,049)	$470,881
Financial services segment’s total expenses	(1,224,428)	551,622	$(672,806)

Financial services segment’s net loss	$660,502	$(862,427)	$(201,925)

Total Company net loss	$(1,009,690)	$(862,427)	$(1,872,117)
Preferred stock dividends	(452,551)	--	(452,551)

Loss applicable to common shareholders	$(1,462,241)	$(862,427)	$(2,324,668)

Basic loss per common share	$(0.39)	$(0.23)	$(0.62)
Diluted loss per common share	$(0.39)	$(0.23)	$(0.62)
Weighted average shares outstanding	3,727,589	3,727,589	3,727,589

	Six Months Ended 06/30/2005 Historical	Pro Forma Adjustments	Six Months Ended 06/30/2005 Pro Forma
Consumer products segment’s loss	$(1,794,375)	$--	$(1,794,375)

Financial services segment’s total revenues	$2,698,685	$(964,128)	$1,734,557
Financial services segment’s total expenses	(1,971,995)	538,448	$(1,433,547)

Financial services segment’s net income	$726,690	$(425,680)	$301,010

Total Company net loss	$(1,067,685)	$(425,680)	$(1,493,365)
Preferred stock dividends	(452,551)	--	(452,551)

Loss applicable to common shareholders	$(1,520,236)	$(425,680)	$(1,945,916)

Basic loss per common share	$(0.41)	$(0.11)	$(0.52)
Diluted loss per common share	$(0.41)	$(0.11)	$(0.52)
Weighted average shares outstanding	3,727,589	3,727,589	3,727,589

Pro Forma Financial Information for the Three Month Periods Ended June 30, 2006 and June 30, 2005

The following tables present the unaudited pro forma results of operations of the Company for the three months ended June 30, 2006 and June 30, 2005, assuming that the dispositions which occurred during the second quarter of 2006 had occurred on January 1, 2006 and on January 1, 2005.

The pro forma financial information gives effect to all of the following transactions as if they had occurred on January 1, 2006 and January 1, 2005:

The sale of loans and loan participations on various dates during the second quarter of 2006 to InvestorsBank for the aggregate purchase price of $3.98 million, plus accrued interest, pursuant to the asset purchase agreement entered into by LMOD and InvestorsBank.

The sale of two leased properties during the second quarter of 2006 to the current lessees of the buildings. The net book value of the properties at the time of the sales was $2.58 million. The pro forma condensed consolidated statement of operations excludes the gain on the sale of the leased properties of approximately $0.60 million.

The reduction of indebtedness under the Company’s revolving line of credit agreement, in the amount of $7.85 million, with proceeds from the sales of loans, loan participations and leased properties.

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

	Three Months Ended 06/30/2006 Historical	Pro Forma Adjustments	Three Months Ended 06/30/2006 Pro Forma
Consumer products segment’s loss	$(666,269)	$--	$(666,269)

Financial services segment’s total revenues	$893,253	$(680,018)	$213,235
Financial services segment’s total expenses	(331,366)	68,419	$(262,947)

Financial services segment’s net loss	$561,887	$(611,599)	$(49,712)

Total Company net loss	$(104,382)	$(611,599)	$(715,981)
Preferred stock dividends	(226,276)	--	(226,276)

Loss applicable to common shareholders	$(330,658)	$(611,599)	$(942,257)

Basic loss per common share	$(0.09)	$(0.16)	$(0.25)
Diluted loss per common share	$(0.09)	$(0.16)	$(0.25)
Weighted average shares outstanding	3,727,589	3,727,589	3,727,589

	Three Months Ended 06/30/2005 Historical	Pro Forma Adjustments	Three Months Ended 06/30/2005 Pro Forma
Consumer products segment’s loss	$(1,008,377)	$--	$(1,008,377)

Financial services segment’s total revenues	$922,749	$(483,695)	$439,054
Financial services segment’s total expenses	(855,377)	263,381	$(591,996)

Financial services segment’s net income	$67,372	$(220,314)	$(152,942)

Total Company net loss	$(941,005)	$(220,314)	$(1,161,319)
Preferred stock dividends	(226,276)	--	(226,276)

Loss applicable to common shareholders	$(1,167,281)	$(220,314)	$(1,387,595)

Basic loss per common share	$(0.31)	$(0.06)	$(0.37)
Diluted loss per common share	$(0.31)	$(0.06)	$(0.37)
Weighted average shares outstanding	3,727,589	3,727,589	3,727,589

NOTE 12.    SUBSEQUENT EVENTS

In July of 2006, four loan participations were sold to InvestorsBank for an aggregate purchase price of $0.78 million, plus accrued interest. Also in July of 2006, a leased property was sold to the current tenant and in August of 2006, a vacant property was sold to an unrelated party. Net proceeds from the two property sales were $2.12 million and resulted in a gain of $0.35 million. The proceeds from the sale of the loan participations and leased property sales were used to pay off the outstanding $1.1 million balance on the line of credit.

NOTE 13.    LOSS PER SHARE

See Exhibit 11 for the computation of the net loss per common share.

NOTE 14.    COMMITMENTS

There were not any undisbursed construction or loan commitments at June 30, 2006.

NOTE 15.    RECLASSIFICATIONS

Certain 2005 amounts have been reclassified to conform with the 2006 presentation. The reclassifications have no effect on reported amounts of net income (loss) or equity.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Amounts presented as of June 30, 2006, and December 31, 2005, and for the three and six month periods ended June 30, 2006, and June 30, 2005, include the consolidation of two segments. The consumer products segment consists of the Company’s doll business and the clock and home décor businesses. The financial services segment consists of the Company’s loans and leased properties.

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

Financial Services

The financial services segment prior to January 1, 2006, consisted of the Parent and its wholly-owned subsidiary Bando McGlocklin Small Business Lending Corporation (“BMSBLC”). On January 1, 2006, BMSBLC was merged with and into LMOD with LMOD as the surviving corporation. Beginning on January 4, 2006, the financial services segment began selling substantially all of its loans, loan participations and leased real estate properties. The net proceeds from the sale of the assets will be applied to payment of indebtedness. The Company has listed for sale all of its leased real estate. Conditions in the real estate market for industrial and commercial buildings similar to that owned by LMOD will affect the availability of purchasers, the prices at which the real estate can be sold and the timing of such sales. The Company does not intend to continue in the financial services segment after the financial services segment’s assets are sold.

Pursuant to a Loan and Real Estate Services Agreement (the “Loan Services Agreement”), which was terminated effective June 30, 2006, InvestorsBank administered the loan and real estate portfolios of the Company from January 1, 2006 to June 30, 2006. InvestorsBank received a monthly fee equal to (a) 1/12 of 0.25% multiplied by the total amount of loans under management, (b) 1/12 of 0.25% multiplied by the total cost of all of the properties originally acquired by BMSBLC from Bando McGlocklin Real Estate Investment Corporation (the “Bando Investment Properties”) and (c) 6% of the rents from the real estate portfolio other than the Bando Investment Properties. For the three months ended June 30, 2006, management fees paid to InvestorsBank totaled $0.02 million and for the six months ended June 30, 2006, management fees totaled $0.05 million. In addition, Ms. Hauke, Chief Financial Officer of InvestorsBank, was required to provide between January 1, 2006, and June 30, 2006, a maximum of 140 hours of accounting services under the Loan Services Agreement for an aggregate fee of $17,500. Also under the Loan Services Agreement, LMOD paid InvestorsBank a fee of $0.02 million for rent, real estate taxes, building related and overhead expenses. No additional fees were paid under the Loan Services Agreement.

Tax Benefits

For the three and six month periods ended June 30, 2006 and 2005, the Company did not record any income tax benefit due to an increase in the deferred income tax valuation allowance. Management has determined, based on the level of continuing losses of the Company, that it would provide a valuation allowance for the full amount of any net operating loss carryforwards and other net deferred income tax assets, due to uncertainties of realization in the near term. If the Company becomes profitable, the existing net operating loss carryforwards could be available to be utilized against future taxable income. In assessing the recoverability of deferred income tax assets, including net operating loss carryforwards, management considers whether it is more likely than not, in the foreseeable future, that some portion or all of the deferred income tax assets will not be realized. The realization of deferred income tax assets in this instance is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards would be available to offset the taxable income. At June 30, 2006, the Company’s valuation allowance was approximately $5.09 million.

Income Tax Status

Prior to January 1, 2006, the Parent and its subsidiary, BMSBLC, qualified as a real estate investment trust under the Internal Revenue Code. Accordingly, the REIT was not subject to income tax on taxable income that was distributed to common shareholders. However, the REIT was allowed to retain capital gains from the sale of real estate and pay income tax on that gain. In January of 2006, the REIT paid $0.55 million in income taxes from the sale of real estate during 2005. As of January 1, 2006, BMSBLC merged with and into LMOD and no longer qualifies as a REIT. Therefore, for the year ending December 31, 2006, the Company (consisting of the Parent, LMOD and LPI) will be operating as a C Corporation under the Internal Revenue Code. The Company intends to file a consolidated federal income tax return for the year ended December 31, 2006.

Intercompany Loans Post-Merger of BMSBLC into LMOD

After the merger of BMSBLC into LMOD on January 1, 2006, all intercompany loans were eliminated on the books of the Parent, BMSBLC, LMOD and LPI.

During the second quarter of 2005, before intercompany eliminations, interest expense for the consumer products segment and interest income to the financial services segment was $0.25 million.

During the first six months of 2005, before intercompany eliminations, interest expense for the consumer products segment and interest income to the financial services segment was $0.46 million.

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

        Deferred income tax assets and liabilities. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to different methods used for depreciation for income tax purposes, vacation accruals, health insurance, deferred revenue, net operating loss carryforwards, capitalization requirements of the Internal Revenue Code, allowances for doubtful accounts and obsolete inventory and charitable contribution carryforwards. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

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

        Leased properties listed for sale or under contract to be sold. Leased properties are classified as listed for sale or under contract to be sold when a property is listed for sale and/or under contract to be sold within the next twelve months. Leased properties are valued at the lower of depreciated cost or estimated net realizable value. The costs of normal repairs and maintenance are charged to expense as incurred.

        Impairment of leased properties. The carrying value of leased properties is reviewed by management at least annually for impairment. An impairment review is designed to determine whether the fair value of a leased property is below its carrying value. Management estimates the fair value based upon available information using appraisals, real estate tax bills and recent sales.

        Deferred income tax assets and liabilities. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to different methods used for depreciation for income tax purposes, vacation accruals, health insurance, deferred revenue, net operating loss carryfowards, capitalization requirements of the Internal Revenue Code, allowances for loan losses and charitable contribution carryforwards. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Results of Operations

For the three months ended June 30, 2006 and June 30, 2005

        The Company’s total net loss applicable to common shareholders for the three months ended June 30, 2006 equaled ($0.33) million, or ($0.09) per common share (diluted), as compared to ($1.17) million, or ($0.31) per common share (diluted), for the three months ended June 30, 2005.

For the Three Months Ended	06/30/2006	06/30/2005
Consumer products segment net loss	($0.67) million	($1.01) million
Per common share (diluted)	($0.18)	($0.27)
Financial services segment net income (loss)
after payment of preferred stock dividend	$0.34 million	($0.16) million
Per common share (diluted)	$0.09	($0.04)

        The consumer products segment’s net loss decreased $0.34 million when comparing the second quarter of 2006 to the second quarter of 2005, despite a reduction in net sales between the two quarters. Sales decreased $0.53 million when comparing the second quarter of 2006 to the second quarter of 2005 while cost of goods sold decreased $0.29 million. Total operating expenses decreased $0.60 million primarily due to reductions in new product development expense, warehousing rental expense, and professional fees. During the second quarter of 2005, LMOD expensed $0.35 million related to remaining lease payments for a warehouse facility in Columbus, Ohio, which was vacated in the second quarter of 2005.

        The financial services segment’s net income increased $0.50 million when comparing the second quarter of 2006 to the second quarter of 2005 primarily as a result of the sale of two leased properties during the second quarter of 2006. Gains on the sale of leased properties were $0.60 million higher in the second quarter of 2006 than in the second quarter of 2005. The Company’s rental income and interest income continue to decline as leased properties are sold and as loans and loan participations are sold or mature.

Consumer Products

        Net sales for the consumer products segment for the three months ended June 30, 2006, decreased 20% to $2.14 million from $2.67 million for the three months ended June 30, 2005. During the second quarter of 2006, LMOD’s net sales were $1.21 million (a decrease of $0.11 million from the second quarter of 2005) and LPI’s net sales were $0.93 million (a decrease of $0.42 million from the second quarter of 2005). At LMOD, net sales of ASC dolls continued to decline, accounting for substantially all of the sales decrease at LMOD. The decrease in sales at LPI appears to be primarily due to customers ordering conservatively in order to minimize their inventory levels.

        Cost of goods sold decreased 17% to $1.46 million for the three months ended June 30, 2006, compared to $1.75 million for the three months ended June 30, 2005. LMOD’s cost of goods sold decreased to $0.79 million from $0.85 million while LPI’s cost of goods sold decreased to $0.67 million from $0.90 million. Total gross profit margin decreased to 32% from 34% in the prior year. LMOD’s gross profit margin was 35% for both periods while LPI’s gross profit margin decreased to 27% from 33% due to changes in product mix.

        Total operating expenses of the consumer products segment for the three months ended June 30, 2006, were $1.38 million compared to $1.98 million for the three months ended June 30, 2005, a 30% decrease. Sales and marketing expense increased $0.05 million when comparing the second quarter of 2006 to the second quarter of 2005. At LMOD expenses increased $0.09 million due to increased expenses for dealer promotional materials and for expenses in support of Newborn Nursery® boutiques. At LPI sales and marketing expense decreased $0.04 million due to a decrease in outside sales commissions. New product development decreased $0.07 million due to personnel reductions at LMOD. General and administrative expenses decreased $0.58 million when comparing the two quarters. In the second quarter of 2005, LMOD expensed $0.35 million for the remaining lease payments related to a warehouse facility in Columbus, Ohio, which was vacated during the second quarter of 2005. LMOD’s warehousing operations have been relocated to a property which it owns in Belpre, Ohio. The remaining decrease in general and administrative expenses was primarily due to a decrease in equipment depreciation expense at LPI and LMOD and a reduction in professional fees.

        When comparing the second quarter of 2006 to the second quarter of 2005, other income decreased approximately $0.02 million. Other income is primarily composed of rental income that LPI receives from a tenant in its building.

Financial Services

        The financial services segment’s net income after the preferred stock dividend payment was $0.34 million for the three months ended June 30, 2006 as compared to a net loss of $0.16 million for the three months ended June 30, 2005.

        Interest income on loans decreased 86% to $0.06 million for the three months ended June 30, 2006, as compared to $0.42 million for the three months ended June 30, 2005. The decrease in interest income was due to loan payoffs and the sale of loans and loan participations. The proceeds from the loan payoffs and from the sale of the loans and loan participations were used to reduce outstanding debt. At June 30, 2006, LMOD’s loan portfolio consisted of twelve loans totaling $2.65 million.

        On January 4, 2006, LMOD entered into an asset purchase agreement to sell substantially all of the loans and loan participations (previously owned by BMSBLC) to InvestorsBank. The purchase price for the sale of the loans and loan participations will be the total of the principal balance of all such loans and loan participations, plus accrued interest, with the aggregate total purchase price anticipated to be approximately $15.74 million, plus accrued interest. As of June 30, 2006, InvestorsBank had purchased $14.82 million of these loans and loan participations. During the first six months of 2006, regular monthly principal payments made on loans prior to their sale amounted to $0.14 million. The aggregate remaining outstanding balance of the loan participations to be sold to InvestorsBank is $0.78 million and has been classified as held for sale on the balance sheets.

        Rental income decreased 56% to $0.22 million for the three months ended June 30, 2006, as compared to $0.50 million for the three months ended June 30, 2005, due to leased property sales. Two properties were sold during the second quarter of 2006, resulting in a gain of $0.60 million. At June 30, 2006, leased properties held for sale consisted of two vacant rental properties with a net carrying value of $3.26 million and five leased rental properties with a net carrying value of $3.94 million. All tenants were current in their rent payments at June 30, 2006.

        The Company anticipates selling all of its leased real estate over time. Conditions in the real estate market for industrial and commercial buildings similar to that owned by LMOD will affect the availability of purchasers, the prices at which the real estate can be sold, and the timing of such sales. The Company paid off the existing bank debt in August of 2006. However, the amount of proceeds available after the payment of the indebtedness cannot be estimated at the present time. At June 30, 2006, seven leased properties were listed for sale. In July of 2006, a leased property was sold to the current tenant and in August of 2006, a vacant property was sold to an unrelated party. Net proceeds from the two property sales in July and August of 2006 were $2.12 million and resulted in a gain of $0.35 million.

        Interest expense decreased 81% to $0.08 million for the three months ended June 30, 2006, as compared to $0.43 million for the three months ended June 30, 2005, due to a decrease in the outstanding debt balance. During the second three months of 2006, outstanding debt was reduced by $7.85 million by using the proceeds from loan payoffs, from the sale of the loans and loan participations and the sale of leased properties.

        As of June 30, 2006, the financial services segment has a line of credit with US Bank for $1.10 million. The line of credit agreement cannot be used for any cash advances and matures on August 31, 2006. The agreement bears interest at the prime rate with interest payable monthly. The agreement is collateralized by a pool of loans with an outstanding balance of $1.67 million and leased properties with a net carrying value of approximately $7.20 million as of June 30, 2006. The line of credit was paid off in August of 2006 using proceeds from the sale of loans and leased properties.

        Other miscellaneous income increased $1,930 when comparing the three months ended June 30, 2006 to the three months ended June 30, 2005. Other miscellaneous income is composed primarily of prepayment penalties, letter of credit fees and late payment fees.

        Depreciation expense decreased $0.05 million due to leased property sales and vacancies when comparing the three months ended June 30, 2006 to 2005. Management fees for loans and leased properties under the management agreement with InvestorsBank decreased $0.03 million when comparing the second quarter of 2006 to the second quarter of 2005. Compensation expense decreased $0.07 million when comparing the two periods due to a reduction in personnel. Other operating expenses decreased $0.01 million when comparing the two quarters primarily due to decreases in occupancy expenses and leased property expenses which was offset by an increase in professional services fees.

For the six months ended June 30, 2006 and June 30, 2005

        The Company’s total net loss applicable to common shareholders for the six months ended June 30, 2006 equaled ($1.46) million, or ($0.39) per common share (diluted), as compared to ($1.52) million, or ($0.41) per common share (diluted), for the six months ended June 30, 2005.

For the Six Months Ended	06/30/2006	06/30/2005
Consumer products segment net loss	($1.67) million	($1.79) million
Per common share (diluted)	($0.45)	($0.48)
Financial services segment net income
after payment of preferred stock dividend	$0.21 million	$0.27 million
Per common share (diluted)	$0.06	$0.07

        The consumer products segment’s net loss decreased $0.12 million when comparing the first six months of 2006 to the first six months of 2005. Sales decreased $0.85 million when comparing the first six months of 2006 to the first six months of 2005 while cost of goods sold only decreased $0.16 million primarily due to special incentive ordering packages for ASC dolls and play dolls which were offered in order to reduce inventory levels and resulted in lower gross profit margins. Total operating expenses decreased $0.84 million primarily due to a $0.41 million reduction in rent expense for a warehouse facility in Columbus, Ohio, which was vacated in the second quarter of 2005.

        The financial services segment’s net income decreased $0.06 million when comparing the first six months of 2006 to the first six months of 2005 primarily as a result of the decline in rental income as the Company’s leased properties are sold and the decline in interest income as the Company’s loans and loan participations are sold and as they mature. During the first quarter of 2006, the financial services segment incurred a $0.29 million charge for a prepayment penalty on the early retirement of a term note. Gains on the sales of leased properties were $0.29 million higher in the first six months of 2006 than in the first six months of 2005.

Consumer Products

        Net sales for the consumer products segment for the six months ended June 30, 2006, decreased 15% to $4.71 million from $5.56 million for the six months ended June 30, 2005. During the first six months of 2006, LMOD’s net sales were $2.69 million (a decrease of $0.38 million from the first six months of 2005) and LPI’s net sales were $2.02 million (a decrease of $0.47 million from the first six months of 2005). At LMOD, net sales of ASC dolls continued to decline, accounting for substantially all of the sales decrease at LMOD. The decrease in sales at LPI was primarily due to customers ordering conservatively in order to minimize their inventory levels.

        Cost of goods sold decreased 5% to $3.39 million for the six months ended June 30, 2006, compared to $3.55 million for the six months ended June 30, 2005. LMOD’s cost of goods sold increased to $1.94 million from $1.82 million while LPI’s cost of goods sold decreased to $1.45 million from $1.73 million. Total gross profit margin decreased to 28% from 36% in the prior year. LMOD’s gross profit margin decreased to 28% from 41% due to special incentive ordering packages for ASC dolls and play dolls, which were offered to reduce inventory levels. LPI’s gross profit margin decreased to 28% from 30% due to product mix.

        Total operating expenses of the consumer products segment for the six months ended June 30, 2006, were $3.07 million compared to $3.91 million for the six months ended June 30, 2005, a 21% decrease. Sales and marketing expense decreased $0.09 million when comparing the first six months of 2006 to the first six months of 2005. Sales and marketing expense at LMOD decreased $0.05 million when comparing the first six months of 2006 to the first six months of 2005. In 2006, LMOD increased spending for dealer promotional materials which was offset by the reduction in start-up costs associated with the Newborn Nursery® boutiques. At LPI sales and marketing expense decreased $0.04 million due to a decrease in outside sales commissions. New product development decreased $0.04 million when comparing the first six months of 2006 to the first six months of 2005. At LMOD reductions of $0.07 million in personnel costs were offset by increases in supplies and travel costs. General and administrative expenses decreased $0.71 million when comparing the two periods. In the first six months of 2005, LMOD incurred $0.41 million of rent expense for a warehouse facility in Columbus, Ohio, which was vacated in the second quarter of 2005. LMOD’s warehousing operations have been relocated to a property which it owns in Belpre, Ohio. The remaining decrease in general and administrative expenses was primarily due to a decrease in equipment depreciation expense at LPI and LMOD and a reduction in professional fees.

        When comparing the first six months of 2006 to the first six months of 2005, other income decreased approximately $0.02 million. Other income is primarily composed of rental income that LPI receives from a tenant in its building.

Financial Services

        The financial services segment’s net income after the preferred stock dividend payment was $0.21 million for the six months ended June 30, 2006 as compared to net income of $0.27 million for the six months ended June 30, 2005.

        Interest income on loans decreased 68% to $0.28 million for the six months ended June 30, 2006, as compared to $0.88 million for the six months ended June 30, 2005. The decrease in interest income was due to loan payoffs and to the sale of loans and loan participations. The proceeds from the loan payoffs and from the sale of the loans and loan participations were used to reduce outstanding debt. At June 30, 2006, LMOD’s loan portfolio consisted of twelve loans totaling $2.65 million.

        On January 4, 2006, LMOD entered into an asset purchase agreement to sell substantially all of the loans and loan participations (previously owned by BMSBLC) to InvestorsBank. The purchase price for the sale of the loans and loan participations will be the total of the principal balance of all such loans and loan participations, plus accrued interest, with the aggregate total purchase price anticipated to be approximately $15.74 million, plus accrued interest. As of June 30, 2006, InvestorsBank had purchased $14.82 million of these loans and loan participations. During the first six months of 2006, regular monthly principal payments made on loans prior to their sale amounted to $0.14 million. The aggregate remaining outstanding balance of the loan participations to be sold to InvestorsBank is $0.78 million and has been classified as held for sale on the balance sheets.

        Rental income decreased 49% to $0.53 million for the six months ended June 30, 2006, as compared to $1.03 million for the six months ended June 30, 2005, due to leased property sales. Five properties were sold during the first six months of 2006, resulting in a gain of $1.06 million. At June 30, 2006, leased properties held for sale consisted of two vacant rental properties with a net carrying value of $3.26 million and five leased rental properties with a net carrying value of $3.94 million. All tenants were current in their rent payments at June 30, 2006.

        The Company anticipates selling all of its leased real estate over time. Conditions in the real estate market for industrial and commercial buildings similar to that owned by LMOD will affect the availability of purchasers, the prices at which the real estate can be sold, and the timing of such sales. The Company paid off the existing bank debt in August of 2006. However, the amount of proceeds available after the payment of the indebtedness cannot be estimated at the present time. At June 30, 2006, seven leased properties were listed for sale. In July of 2006, a leased property was sold to the current tenant and in August of 2006, a vacant property was sold to an unrelated party. Net proceeds from the two property sales in July and August of 2006 were $2.12 million and resulted in a gain of $0.35 million.

        Interest expense decreased 64% to $0.32 million for the six months ended June 30, 2006, as compared to $0.88 million for the six months ended June 30, 2005, due to a decrease in the outstanding debt balance. During the first six months of 2006, outstanding debt was reduced by $21.72 million by using the proceeds from loan payoffs, the sale of the loans and loan participations and the sale of leased properties.

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

        As of June 30, 2006, the financial services segment has a line of credit with US Bank for $1.10 million. The line of credit agreement cannot be used for any cash advances and matures on August 31, 2006. The agreement bears interest at the prime rate with interest payable monthly. The agreement is collateralized by a pool of loans with an outstanding balance of $1.67 million and leased properties with a net carrying value of approximately $7.20 million as of June 30, 2006. The line of credit was paid off in August of 2006 using proceeds from the sale of loans and leased properties.

        Other miscellaneous income decreased $1,900 when comparing the six months ended June 30, 2006 to the six months ended June 30, 2005. Other miscellaneous income is composed primarily of prepayment penalties, letter of credit fees and late payment fees.

        Depreciation expense decreased $0.10 million due to leased property sales and vacancies when comparing the six months ended June 30, 2006 to 2005. Management fees for loans and leased properties under the management agreement with InvestorsBank decreased $0.06 million when comparing the first six months of 2006 to the first six months of 2005. Compensation expense decreased $0.14 million when comparing the two periods due to a reduction in personnel. Other operating expenses increased $0.04 million when comparing the two quarters primarily due to increased professional fees which were offset by decreases in occupancy expenses and leased property expenses.

Liquidity and Capital

        Absent any adverse factors outside the control of the Company, the Company believes that the cash that will be generated from existing operations together with existing cash balances and other potential sources of financing, will be sufficient to provide the cash necessary to meet operating and working capital requirements during the remainder of 2006 and into 2007. For a discussion of risk factors that may adversely affect the Company, see Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company is required to redeem $16.85 million of preferred stock by July 1, 2008, to the extent the Company has legally available funds for the redemption and it is otherwise permitted under Wisconsin law. (See Note 8 to the Condensed Consolidated Financial Statements.) The Company does not expect to generate sufficient funds from the sale of assets to completely redeem the preferred stock by July 1, 2008. The Company will have sufficient funds only if the consumer products segment can generate earnings and/or raise funds from other sources.

Consumer Products

        The consumer products segment’s net loss for the six months ended June 30, 2006, was $1.67 million. The cash required to finance this loss was primarily provided by a reduction in accounts receivable due to the collection of accounts receivable balances after the year-end selling season and by reductions in inventory levels.

        Total assets of the consumer products segment were $11.91 million as of June 30, 2006, and $14.55 million as of December 31, 2005, an 18% decrease. Cash increased to $0.66 million at June 30, 2006, from $0.08 million at December 31, 2005.

        Accounts receivable, net of the allowance for doubtful accounts, decreased to $0.96 million at June 30, 2006, from $2.83 million at December 31, 2005, due to normal collections after the year-end selling season. LPI’s receivables decreased $0.42 million and LMOD’s receivables decreased $1.45 million.

        Inventory and prepaid inventory, net of the allowance for obsolescence, decreased to $3.92 million at June 30, 2006, compared to $4.97 million at December 31, 2005. The decrease in the inventory level was accomplished using inventory control procedures to align inventory levels to be consistent with reduced sales and also by the sale of overstocked items. LMOD’s inventory decreased $0.59 million and LPI’s inventory decreased by $0.46 million. Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

        Property and equipment, net of accumulated depreciation, decreased by $0.29 million as of June 30, 2006, compared to December 31, 2005, primarily due to depreciation. Property and equipment increased by $0.07 million while accumulated depreciation increased by $0.36 million. Other prepaid expenses decreased $0.01 million from December 31, 2005 to June 30, 2006.

        Goodwill was recorded when the Company purchased the remaining interest in the stock from the estate of Lee Middleton, the founder of LMOD, on April 30, 1998. The purchase price exceeded the carrying value by $0.62 million. As of June 30, 2006, and December 31, 2005, the balance of the goodwill, net of previous accumulated amortization, was $0.51 million.

        Other liabilities decreased $0.96 million to $0.75 million at June 30, 2006, from $1.71 million at December 31, 2005, due to reductions in accounts payable and accrued liabilities.

Financial Services

        During the first six months of 2006, the financial services segment’s net income was $0.66 million before dividends of $0.45 million which were paid to preferred stockholders.

        Total assets of the financial services segment were $10.37 million as of June 30, 2006, and $37.79 million as of December 31, 2005, a 73% decrease. Cash increased to $0.29 million at June 30, 2006 from $0.20 million at December 31, 2005.

        Interest receivable decreased to $0.02 million as of June 30, 2006, from $0.11 million at December 31, 2005. Non-accrual loans were $0.40 million and $0.41 million at June 30, 2006, and December 31, 2005, respectively. As of June 30, 2006 and December 31, 2005, management did not provide an allowance for loan losses due to management’s belief that the collateral securing nonperforming loans was adequate to fully secure the debtors’ obligations to LMOD.

        Total loans decreased by $21.14 million, or 89%, to $2.65 million at June 30, 2006, from $23.79 million at December 31, 2005. The proceeds from the sale of loans and loan participations were used to reduce outstanding debt. At June 30, 2006, LMOD’s loan portfolio consisted of twelve loans, of which seven were loan participations with InvestorsBank with a principal balance of $2.22 million and four were non-accrual loans with a principal balance of $0.40 million. On July 12, 2006, InvestorsBank purchased four of the loan participations totaling $0.78 million.

        On January 4, 2006, LMOD entered into an asset purchase agreement to sell substantially all of the loans and loan participations (previously owned by BMSBLC) to InvestorsBank. The purchase price for the sale of the loans and loan participations will be the total of the principal balance of all such loans and loan participations, plus accrued interest, with the aggregate total purchase price anticipated to be approximately $15.74 million, plus accrued interest. As of June 30, 2006, InvestorsBank had purchased $14.82 million of these loans and loan participations. During the first six months of 2006, regular monthly principal payments made on loans prior to their sale amounted to $0.14 million. The aggregate remaining outstanding balance of the loan participations to be sold to InvestorsBank is $0.78 million and has been classified as held for sale on the balance sheets.

        Leased properties, net of accumulated depreciation, decreased to $7.20 million as of June 30, 2006, compared to $13.41 million as of December 31, 2005, primarily due to the sale of five leased properties with a net book value of $6.12 million. At June 30, 2006, seven leased properties were listed for sale. Offers totaling $2.25 million have been accepted on two of the leased properties that had a net carrying value of $1.80 million at June 30, 2006. All tenants were current in their rent payments at June 30, 2006.

        Other assets, including prepaid amounts, decreased by $0.07 million primarily due to a reduction in a prepaid item relating to a leased property.

        The financial services segment’s total consolidated indebtedness at June 30, 2006, decreased $26.86 million from December 31, 2005, primarily as the result of the payment of debt using the proceeds from loan payoffs, the sale of loans and loan participations and the sale of leased properties.

Financial services debt	06/30/2006	12/31/2005
Lines of credit	$1.10 million	$22.82 million
State of Wisconsin Investment Board notes payable	--	$5.00 million
SWIB loan participations with repurchase options	--	$0.14 million
Redeemable preferred stock	$16.85 million	$16.85 million

        As of June 30, 2006, the financial services segment has a line of credit with US Bank for $1.10 million. The line of credit agreement cannot be used for any cash advances and matures on August 31, 2006. The agreement bears interest at the prime rate with interest payable monthly. The agreement is collateralized by a pool of loans with an outstanding balance of $1.67 million and leased properties with a net carrying value of approximately $7.20 million as of June 30, 2006. The line of credit was paid off in August of 2006 using proceeds from the sale of loans and leased properties.

        Long-term debt at December 31, 2005, consisted of a term note of $5.0 million and $0.14 million of loan participations with repurchase options. In January of 2006, the $0.14 million of loan participations were repaid and in February of 2006, the term note was repaid using proceeds from the bank line of credit facility.

        Accrued liabilities decreased to $0.14 million at June 30, 2006, as compared to $0.93 million at December 31, 2005, primarily due to the payment in January, 2006 of $0.55 million in accrued income taxes from the sale of leased properties during 2005.

        The Company has been using the proceeds from the sale of its leased properties and from the sale of loans and loan participations to reduce its indebtedness. These sales cause a reduction in the earning assets of the Company. As a result, the income available for common stock dividends is reduced. The Board of Directors in June, 2004, changed the common stock dividend policy from the payment of quarterly dividends to an annual dividend payable in January for the preceding year. However, for the year ended December 31, 2005, no dividends were paid to the common stock shareholders, and the Company does not anticipate paying any dividends on the common stock in the foreseeable future. The preferred stock dividend of $0.335 per share per quarter ($1.34 annual dividend per preferred share) was paid during 2005 and for the first two quarters of 2006.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

        This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may”, “will”, “could”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to:

•	changes in interest rates;
•	general economic conditions, including the condition of the local real estate market;
•	legislative/regulatory changes;
•	monetary and fiscal policies of the U.S. Government, including policies of the U.S Treasury and the Federal Reserve Board;
•	the quality or composition of the loan or real estate portfolios;
•	competition;
•	demand for the Company’s consumer products;
•	the degree of success of the Company’s strategy to reduce expenses at LMOD;
•	the effect of not reaching the Company’s goals of continuing to expand the Newborn Nursery® boutiques with high volume retailers;
•	payment when due of principal and interest on loans made by the Company;
•	payment of rent by lessees on Company properties;
•	the necessity to make additions to the Company’s allowance for loan losses; and
•	the timing of sales of, and the selling prices, of the Company’s leased real estate.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 3.    Controls and Procedures

        Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

        There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is not a defendant in any material pending legal proceeding and no such material proceedings are known to be contemplated.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 22, 2000, the Board of Directors of the Company authorized the repurchase of up to 325,000 shares of the Company’s common stock in open market or privately negotiated transactions. The program has no expiration date. The Company did not repurchase any shares under the program during the quarter ended June 30, 2006. As of June 30, 2006, the Company had the authority to repurchase 67,700 shares under that program.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 7, 2006, the annual meeting of shareholders was held. At the meeting Peter A. Fischer and David A. Geraldson were elected by the holders of Preferred Stock, voting as a separate class, to serve as Directors of the Company until the next annual meeting of the shareholders. Salvatore L. Bando and Kenneth A. Werner, Jr. were elected by the holders of the Preferred Stock and the Common Stock, voting together, to serve as Directors of the Company until the next annual meeting of shareholders. The Common Stock and Preferred Stock shareholders ratified the appointment of Virchow, Krause & Company, LLP as the Company’s independent public accountants for the year ending December 31, 2006.

There were 3,727,589 issued and outstanding shares of Common Stock and 674,191 issued and outstanding shares of Preferred Stock at the time of the annual meeting. The voting on each item presented at the annual meeting was as follows:

	For	Withheld
Election of Directors
Preferred Stock votes:
Peter A. Fischer	611,894	37,893
David A. Geraldson	614,344	35,443
Preferred and Common Stock votes:
Salvatore L. Bando	3,799,768	356,857
Kenneth A. Werner, Jr	4,032,011	124,614

	For	Against	Abstain	Total
Ratification of Accountants	3,955,286	189,182	12,157	4,156,625

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

List of Exhibits

The Exhibits to this Quarterly Report on Form 10-QSB are identified on the Exhibit Index hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

THE MIDDLETON DOLL COMPANY
(Registrant)
Date: August 4, 2006	/s/ Salvatore L. Bando
Salvatore L. Bando
President and Chief Executive Officer
Date: August 4, 2006	/s/ Craig R. Bald
Craig R. Bald
Vice President Finance and Chief Financial Officer

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Twelfth Amendment to Amended and Restated Credit Agreement among Lee Middleton Original Dolls, Inc.(as successor in interest to Bando McGlocklin Small Business Lending Corporation), the financial institutions party thereto and US Bank National Association (formerly Firstar Bank, N.A., successor by merger to Firstar Bank Milwaukee, N.A.), as Agent, dated June 23, 2006.
11.1	Computation of Net Loss Per Common Share
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Written Statement of the President and Chief Executive Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.
32.2	Written Statement of the Chief Financial Officer of The Middleton Doll Company pursuant to 18 U.S.C. 1350.