Form 10QSB
period 2006-09-30
MIDDLETON DOLL CO
filed 2006-11-09
CIK 723209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

or

[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission file number: 0-22663

THE MIDDLETON DOLL COMPANY
(Exact name of small business issuer as specified in its charter)

Wisconsin	39-1364345
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
1050 Walnut Ridge Drive
Hartland, Wisconsin	53029-8303
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (262) 369-8163

        Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act). Yes [   ] No [X]

        On November 3, 2006, there were 3,727,589 shares outstanding of the issuer’s common stock, 6-2/3 cents par value.

        Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

THE MIDDLETON DOLL COMPANY
FORM 10-QSB INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and
	December 31, 2005	3
	Condensed Consolidated Statements of Operations - For the Three and Nine Months
	Ended September30, 2006 and 2005 (Unaudited)	5
	Condensed Consolidated Statements of Changes in Shareholders' Equity - For the Nine
	Months Ended September 30, 2006 and 2005 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows - For the Nine Months Ended
	September 30, 2006 and 2005 (Unaudited)	8
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis or Plan of Operation	17
Item 3.	Controls and Procedures	27
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
	Signatures	29
	Exhibit Index	30

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2006	December 31, 2005
	(Unaudited)
CONSUMER PRODUCTS
Current Assets:
Cash and cash equivalents	$833,764	$83,817
Accounts receivable, net	1,302,232	2,831,259
Inventory, net	4,027,592	4,885,588
Prepaid inventory	256,562	79,480
Other prepaid expenses	109,352	174,003

Total current assets	6,529,502	8,054,147
Property and equipment, net	5,574,356	5,990,003
Goodwill	506,145	506,145

Total Consumer Products Assets	12,610,003	14,550,295

FINANCIAL SERVICES
Cash and cash equivalents	1,217,902	203,356
Interest receivable	8,465	113,854
Loans held for investment, net of $250,000 allowance
for loan loss at September 30, 2006	1,080,373	8,044,940
Loans held for sale	--	15,744,681
Leased properties, net	--	6,606,281
Leased properties, listed for sale or under
contract to be sold, net	5,279,643	6,806,178
Other assets	171,746	274,596

Total Financial Services Assets	7,758,129	37,793,886

TOTAL ASSETS	$20,368,132	$52,344,181

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2006	December 31, 2005
	(Unaudited)
LIABILITIES
CONSUMER PRODUCTS
Accounts payable	$468,063	$990,013
Accrued salaries	48,227	136,429
Accrued liabilities	390,558	584,215

Total Consumer Products Liabilities	906,848	1,710,657

FINANCIAL SERVICES
Lines of credit	--	22,820,000
State of Wisconsin Investment Board note payable	--	5,000,000
Loan participations with repurchase options	--	135,254
Accrued liabilities	96,334	930,681

Total Financial Services Liabilities
Excluding Preferred Shares	96,334	28,885,935
Preferred shares subject to mandatory redemption, net	16,854,775	16,854,775

Total Financial Services Liabilities	16,951,109	45,740,710

SHAREHOLDERS’ EQUITY
Common stock, $0.0667 cents par value
15,000,000 shares authorized, 4,401,599 shares issued,	293,441	293,441
3,727,589 shares outstanding at September 30, 2006 and
December 31, 2005
Additional paid-in capital	16,606,952	16,604,744
Accumulated deficit	(7,664,296)	(5,279,449)
Treasury stock, 674,010 shares, at September 30, 2006
and December 31, 2005, at cost	(6,725,922)	(6,725,922)

Total Shareholders’ Equity	2,510,175	4,892,814

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$20,368,132	$52,344,181

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
CONSUMER PRODUCTS
NET SALES	$2,617,902	$3,731,521	$7,332,024	$9,294,300
COST OF GOODS SOLD	1,898,498	2,281,421	5,291,892	5,834,321

Gross Profit	719,404	1,450,100	2,040,132	3,459,979

OPERATING EXPENSES
Sales and marketing	538,690	629,974	1,645,187	1,827,963
New product development	254,666	171,348	742,625	688,865
General and administrative	669,787	1,103,353	2,148,981	3,294,354
Litigation settlements	--	(225,000)	--	(225,000)

Total Operating Expenses	1,463,143	1,679,675	4,536,793	5,586,182

Net operating loss	(743,739)	(229,575)	(2,496,661)	(2,126,203)

OTHER INCOME (EXPENSE)
Interest expense	--	(50)	--	(1,248)
Other income, net	37,880	42,388	120,610	145,839

Net Other Income	37,880	42,338	120,610	144,591

Net loss before income taxes and intercompany charges	(705,859)	(187,237)	(2,376,051)	(1,981,612)
Less: Applicable income tax expense	--	--	--	--

NET LOSS BEFORE INTERCOMPANY
CHARGES - CONSUMER PRODUCTS	$(705,859)	$(187,237)	$(2,376,051)	$(1,981,612)

FINANCIAL SERVICES
REVENUES
Interest on loans	$32,203	$404,892	$308,593	$1,281,977
Rental income	142,502	449,266	671,140	1,480,354
Gain on sale of leased properties	353,140	265,068	1,413,856	1,034,492
Other income	17,138	7,294	36,324	28,382

Total Revenues	544,983	1,126,520	2,429,913	3,825,205

EXPENSES
Interest expense	4,148	445,257	321,388	1,328,311
Loss on early extinguishment of indebtedness	--	--	289,034	--
Provision for impairment of leased property	98,812	--	98,812	--
Provision for losses on loans	250,000	--	250,000	--
Depreciation expense	24,566	84,088	120,276	279,762
Management fee expense	--	77,496	45,139	184,653
Compensation	66,313	98,748	219,753	390,853
Other operating expenses	91,616	152,326	415,481	440,128

Total Expenses	535,455	857,915	1,759,883	2,623,707

Net income before income taxes and
intercompany revenue	9,528	268,605	670,030	1,201,498
Less: Applicable income tax expense	--	(93,045)	--	(299,248)

NET INCOME BEFORE INTERCOMPANY
REVENUE - FINANCIAL SERVICES	$9,528	$175,560	$670,030	$902,250

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (Continued)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
TOTAL COMPANY
Income (loss) before income taxes,
and intercompany activity
Consumer products	$(705,859)	$(187,237)	$(2,376,051)	$(1,981,612)
Financial services	9,528	268,605	670,030	1,201,498

Total Company	(696,331)	81,368	(1,706,021)	(780,114)
Income tax expense	--	(93,045)	--	(299,248)

NET LOSS	(696,331)	(11,677)	(1,706,021)	(1,079,362)
Preferred stock dividends	(226,275)	(226,275)	(678,826)	(678,826)

NET LOSS APPLICABLE TO
COMMON SHAREHOLDERS	$(922,606)	$(237,952)	$(2,384,847)	$(1,758,188)

Basic loss per common share	$(0.25)	$(0.06)	$(0.64)	$(0.47)

Diluted loss per common share	$(0.25)	$(0.06)	$(0.64)	$(0.47)

Weighted average shares outstanding	3,727,589	3,727,589	3,727,589	3,727,589

SEGMENT RECONCILIATION
CONSUMER PRODUCTS
Net loss before intercompany charges	$(705,859)	$(187,237)	$(2,376,051)	$(1,981,612)
Interest to parent	--	(277,030)	--	(736,757)

Total Segment Net Loss	(705,859)	(464,267)	(2,376,051)	(2,718,369)

FINANCIAL SERVICES
Net income before intercompany revenue	9,528	175,560	670,030	902,250
Interest from subsidiary	--	277,030	--	736,757

Total Segment Net Income	9,528	452,590	670,030	1,639,007

NET LOSS	$(696,331)	$(11,677)	$(1,706,021)	$(1,079,362)

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIE
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Common Treasury Stock	Total
BALANCES,
December 31, 2004	$293,441	$16,604,744	$(3,724,847)	$(6,725,922)	$6,447,416
Net loss nine months
ended September 30, 2005	--	--	(1,079,362)	--	(1,079,362)
Cash dividends on
preferred stock	--	--	(678,826)	--	(678,826)

BALANCES,
September 30, 2005	$293,441	$16,604,744	$(5,483,035)	$(6,725,922)	$4,689,228

BALANCES,
December 31, 2005	$293,441	$16,604,744	$(5,279,449)	$(6,725,922)	$4,892,814
Net loss nine months
ended September 30, 2006	--	--	(1,706,021)	--	(1,706,021)
Stock-based compensation	--	2,208	--	--	2,208
Cash dividends on
preferred stock	--	--	(678,826)	--	(678,826)

BALANCES,
September 30, 2006	$293,441	$16,606,952	$(7,664,296)	$(6,725,922)	$2,510,175

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2006		For the Nine Months Ended September 30, 2005
	Consumer Products	Financial Services	Consumer Products	Financial Services
Cash Flows from Operating Activities:
Segment net (loss) income	$(2,376,051)	$670,030	$(2,718,369)	$1,639,007
Adjustments to reconcile segment net (loss) income
to net cash flows from operating activities
Depreciation	537,308	120,276	649,576	279,762
Provision for losses on accounts receivable	26,260	--	34,514	--
Provision for losses on loans	--	250,000	--	--
Gain on sale of leased properties	--	(1,413,856)	--	(1,034,492)
Provision for impairment of leased property	--	98,812	--	--
(Gain) loss on sale of equipment	(1,930)	--	27,293	--
Stock-based compensation expense	--	2,208	--	--
Net change in:
Accounts receivable	1,502,767	--	119,264	--
Inventory, net	601,434	--	(847,024)	--
Interest receivable	--	105,389	--	67,034
Other assets	144,131	102,850	271,819	202,823
Accounts payable	(521,950)	--	231,229	--
Other liabilities	(281,859)	(834,347)	66,701	(67,315)

Net Cash Flows (used in) from Operating Activities	(369,890)	(898,638)	(2,164,997)	1,086,819

Cash Flows from Investing Activities:
Net loan repayments received	--	3,565,869	--	6,833,591
Proceeds from sale of loans	--	18,893,379	--	--
Proceeds from sale of leased properties	--	9,333,061	--	7,472,868
Proceeds from sale of equipment	1,930	--	--	--
Leased property expenditures	--	(5,477)	--	(2,841)
Property and equipment expenditures	(121,661)	--	(240,957)	--

Net Cash Flows (used in) from Investing Activities	(119,731)	31,786,832	(240,957)	14,303,618

Cash Flows from Financing Activities:
Net decrease in short term borrowings	--	--	(220,000)	--
Net decrease in commercial paper	--	--	--	(7,065,959)
Net decrease in lines of credit	--	(22,820,000)	--	(3,750,000)
Repayment of SWIB notes	--	(5,000,000)	--	(500,000)
Repayment of loan participations with
repurchase options	--	(135,254)	--	(1,053,997)
Preferred stock dividends paid	--	(678,826)	--	(678,826)
Net intercompany transactions	1,239,568	(1,239,568)	2,757,059	(2,757,059)

Net Cash Flows (used in) from Financing Activities	1,239,568	(29,873,648)	2,537,059	(15,805,841)

Net change in cash and cash equivalents	749,947	1,014,546	131,105	(415,404)
Cash and equivalents beginning of period	83,817	203,356	17,977	628,160

Cash and equivalents end of period	$833,764	$1,217,902	$149,082	$212,756

Supplemental Cash Flow Disclosures
Cash paid for interest	$--	$501,004	$1,248	$1,277,082

Cash paid for income taxes	$--	$546,917	$--	$128,371

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of September 30, 2006 and December 31, 2005, the results of operations for the three and nine month periods ended September 30, 2006 and 2005 and the statements of changes in shareholders’ equity and cash flows for the nine months ended September 30, 2006 and 2005 have been made. Such adjustments consisted only of normal recurring items. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s 2005 Annual Report on Form 10-K. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The condensed consolidated balance sheets for the consumer products segment are classified due to its normal business cycle being less than twelve months. The financial services segment’s condensed consolidated balance sheets are not classified as its normal business cycle is greater than twelve months.

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

The consumer products segment has incurred net losses and negative cash flows from operating activities over the past three years and the Company has an accumulated deficit of $7.7 million at September 30, 2006. The Company believes that the cash that will be generated from existing operations together with existing cash balances and other potential sources of financing will be sufficient to provide the cash necessary to meet operating and working capital requirements during the remainder of 2006 and into 2007. The Company is considering various financing alternatives; however, the Company is required to redeem $16.85 million of preferred stock by July 1, 2008, to the extent the Company has legally available funds for the redemption and it is otherwise permitted under Wisconsin law. (See Note 9.)

NOTE 4.	INVENTORY

Inventories of LMOD and LPI are valued at the lower of cost or market using the first-in, first-out (FIFO) method to determine cost. The components of inventory are as follows:

	September 30, 2006	December 31, 2005
Raw materials	$312,133	$484,534
Work in process	8,254	23,828
Finished goods	4,114,636	4,828,556

	4,435,023	5,336,918
Allowance for obsolete inventory	(407,431)	(451,330)

	$4,027,592	$4,885,588

NOTE 5.	LOANS HELD FOR INVESTMENT

During the third quarter of 2006, the financial services segment recorded a $250,000 provision for losses on loans held for investment purposes. Loans held for investment are stated net of the $250,000 allowance for doubtful loans.

NOTE 6.	LOANS HELD FOR SALE

A loan is considered held for sale when management has identified a purchaser for the loan and the purchase is scheduled to occur during the next twelve months. Loans held for sale are carried at the lower of cost or market.

On January 4, 2006, LMOD entered into an asset purchase agreement to sell substantially all of the loans and loan participations (previously owned by BMSBLC) to InvestorsBank. As of September 30, 2006, InvestorsBank had completed the asset purchase. The purchase price for the sale of the loans and loan participations was the total of the principal balance of all such loans and loan participations, plus accrued interest. During the first nine months of 2006, regular monthly principal payments made on loans prior to their sale amounted to $0.16 million and InvestorsBank purchased the remaining $15.58 million of the loans and loan participations. In addition, outside of the asset purchase agreement, InvestorsBank purchased an additional $3.31 of loans and loan participations under the same terms.

NOTE 7.	LEASED PROPERTIES

The major categories of leased properties at September 30, 2006 and December 31, 2005, are summarized as follows:

Leased Properties, Listed for Sale or Under Contract to be Sold

	September 30, 2006	December 31, 2005
Land	$520,264	$1,086,805
Buildings	5,695,558	6,689,564

Total	6,215,822	7,776,369
Less: accumulated depreciation	(936,179)	(970,191)

Net	$5,279,643	$6,806,178

Leased Properties
Land	$--	$565,266
Buildings	--	7,223,810

Total	--	7,789,076
Less: accumulated depreciation	--	(1,182,795)

Net	$--	$6,606,281

Leased properties are classified as listed for sale or under contract to be sold when a property is listed for sale and/or under contract to be sold within the next twelve months. The properties are carried at the lower of depreciated cost or net realizable value. During the third quarter of 2006, an impairment provision of $98,812 was recorded on a vacant leased property which was sold in the fourth quarter of 2006. The Company sold seven properties during the nine months ended September 30, 2006, which resulted in a gain of $1.41 million. Five properties were sold during the first nine months of 2005, resulting in a gain of $1.03 million.

NOTE 8.	BORROWINGS

As of September 30, 2006, the Company no longer had a line of credit with any financial institution. The previous line of credit agreement with US Bank was paid off in August of 2006 using proceeds from the sale of loans and leased properties.

The financial services segment had a term note with the State of Wisconsin Investment Board (“SWIB”) which had a fixed rate of interest of 6.98% per year through its maturity on June 1, 2013. In February of 2006, the note was paid in full with proceeds from the bank line of credit. The prepayment of the term note resulted in a prepayment penalty of $289,034, which was expensed in the three months ended March 31, 2006.

NOTE 9.	MANDATORY REDEEMABLE PREFERRED STOCK

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

Mandatorily redeemable preferred stock consists of the following as of September 30, 2006, and December 31, 2005:

Redeemable Preferred stock, 1 cent par value,
3,000,000 shares authorized, 690,000 shares issued	$17,250,000
Redeemable Preferred Treasury stock,
15,809 shares, at cost	(395,225)

Mandatorily redeemable shares, net	$16,854,775

NOTE 10.	INCOME TAXES

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

Income tax expense (benefit) recorded by the Company after December 31, 2005, is attributable to both the consumer products segment and the financial services segment. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized in the foreseeable future. In evaluating the Company’s ability to realize the net deferred income tax assets, the Company considers all available evidence, both positive and negative, including past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies that are prudent and feasible, and the forecast of future taxable income. In considering this information, the Company is required to make certain assumptions and judgments based on plans and estimates. Any changes in the Company’s assumptions and/or estimates may materially impact the Company’s income tax expense. At September 30, 2006, the Company’s valuation allowance was approximately $5.46 million.

NOTE 11.	STOCK-BASED COMPENSATION

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R “Share-Based Payment” (“SFAS 123R”), which requires compensation costs related to share-based payment transactions to be recognized in financial statements. SFAS 123R replaced FASB Statement No. 123 “Accounting for Stock Based Compensation” and supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, which generally resulted in no compensation expense being recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

On January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the consolidated statement of earnings based on fair value. The amount of compensation expense is determined based on the fair value of the options when granted and is expensed over the required service period, which is normally the vesting period of the options. SFAS 123R applies to awards granted or modified after January 1, 2006, and any unvested awards outstanding at December 31, 2005. Consequently, compensation expense cost is recorded for prior option grants that vest on or after January 1, 2006, the date of adoption. The Company has elected to use the Black-Scholes option pricing model and the straight-line method of amortization expense over the requisite service period of the grant.

At September 30, 2006, the Company had a stock-based employee compensation plan, the 2003 Stock Option Plan. Prior to the adoption of SFAS 123R, the Company accounted for plans under the recognition and measurement principles of APB Opinion No. 25 which resulted in no compensation expense being recorded. Under SFAS No. 123R, stock based compensation of $2,208 was recognized in the first nine months of 2006. The pro forma effect for 2005 is a similar amount.

At September 30, 2006, the 2003 Stock Option Plan had outstanding options to purchase an aggregate of 40,900 shares at an exercise price of $4.72 per share, of which options to purchase 24,540 shares were exercisable. During the third quarter of 2006, the Board of Directors terminated the 1997 Stock Option Plan since the 1997 Plan did not have any options outstanding.

NOTE 12.	PRO FORMA FINANCIAL INFORMATION

On January 4, 2006, LMOD entered into an asset purchase agreement to sell substantially all of the loans and loan participations (previously owned by BMSBLC) to InvestorsBank. As of September 30, 2006, InvestorsBank had completed the asset purchase. The purchase price for the sale of the loans and loan participations was the total of the principal balance of all such loans and loan participations, plus accrued interest. During the first nine months of 2006, regular monthly principal payments made on loans prior to their sale amounted to $0.16 million and InvestorsBank purchased the remaining $15.58 million of the loans and loan participations. In addition, outside of the asset purchase agreement, InvestorsBank purchased an additional $3.31 of loans and loan participations under the same terms.

LMOD also sold seven leased properties during the first nine months of 2006, which resulted in a gain of $1.41 million.

Pro Forma Financial Information for the Nine Month Periods Ended September 30, 2006 and September 30, 2005

The following tables present the unaudited pro forma results of operations of the Company for the nine months ended September 30, 2006 and September 30, 2005, assuming that the loan sales and leased property dispositions which occurred during the first nine months of 2006 had occurred on January 1, 2006 and on January 1, 2005.

The pro forma financial information gives effect to all of the following transactions as if they had occurred on January 1, 2006 and January 1, 2005:

The sale of loans and loan participations on various dates during the first nine months of 2006 to InvestorsBank for the aggregate purchase price of $15.58 million, plus accrued interest, pursuant to that certain asset purchase agreement entered into by LMOD and InvestorsBank.

The sale of five additional loans to InvestorsBank, outside of the asset purchase agreement, for the aggregate purchase price of $3.31 million, plus accrued interest.

The sale of six leased properties to the current lessees of the buildings and the sale of one vacant property to an unrelated party during the first nine months of 2006, resulting in a gain of $1.41 million. The net book value of the properties at the time of the sales was $7.92 million. The pro forma condensed consolidated statement of operations for the nine months ended September 30, 2006, excludes the gain on the sale of the leased properties.

The reduction of indebtedness under the Company’s revolving line of credit agreement, in the amount of $22.82 million, and the payoff of the notes payable to SWIB in full, in the amount of $5.14 million, with proceeds from the sales of loans, loan participations and leased properties. The prepayment of the notes payable to SWIB required a prepayment penalty of $289,034 which is excluded from the September 30, 2006 pro forma condensed consolidated statement of operations.

The pro forma financial information adjusts the Company’s historical results of operations for the transactions listed above. The pro forma financial information should be read in conjunction with the historical financial information for the Company and its subsidiaries, but does not purport to be indicative of the results which may be obtained in the future or which would actually have been obtained had the transactions occurred as of January 1, 2006 or January 1, 2005. For purposes of the pro forma statements of operations, income taxes have been excluded as no income tax is due on the 2006 transactions.

	Nine Months Ended 09/30/2006 Historical	Pro Forma Adjustments	Nine Months Ended 09/30/2006 Pro Forma
Consumer products segment’s net loss	$(2,376,051)	$--	$(2,376,051)

Financial services segment’s total revenues	$2,429,913	$(1,887,293)	$542,620
Financial services segment’s total expenses	(1,759,883)	682,700	$(1,077,183)

Financial services segment’s net income (loss)	$670,030	$(1,204,593)	$(534,563)

Total Company net loss	$(1,706,021)	$(1,204,593)	$(2,910,614)
Preferred stock dividends	(678,826)	--	(678,826)

Net loss applicable to common shareholders	$(2,384,847)	$(1,204,593)	$(3,589,440)

Basic loss per common share	$(0.64)	$(0.32)	$(0.96)
Diluted loss per common share	$(0.64)	$(0.32)	$(0.96)
Weighted average shares outstanding	3,727,589	3,727,589	3,727,589

	Nine Months Ended 09/30/2005 Historical	Pro Forma Adjustments	Nine Months Ended 09/30/2005 Pro Forma
Consumer products segment’s net loss	$(1,981,612)	$--	$(1,981,612)

Financial services segment’s total revenues	$3,825,205	$(1,599,283)	$2,225,922
Financial services segment’s total expenses	(2,922,955)	1,540,234	$(1,382,721)

Financial services segment’'s net income	$902,250	$(59,049)	$843,201 4	9)

Total Company net loss	$(1,079,362)	$(59,049)	$(1,138,411)
Preferred stock dividends	(678,826)	--	(678,826)

Net loss applicable to common shareholders	$(1,758,188)	$(59,049)	$(1,817,237)

Basic loss per common share	$(0.47)	$(0.02)	$(0.49)
Diluted loss per common share	$(0.47)	$(0.02)	$(0.49)
Weighted average shares outstanding	3,727,589	3,727,589	3,727,589

Pro Forma Financial Information for the Three Month Periods Ended September 30, 2006 and September 30, 2005

The following tables present the unaudited pro forma results of operations of the Company for the three months ended September 30, 2006 and September 30, 2005, assuming that the dispositions which occurred during the third quarter of 2006 had occurred on January 1, 2006 and on January 1, 2005.

The pro forma financial information gives effect to all of the following transactions as if they had occurred on January 1, 2006 and January 1, 2005:

The sale of loans and loan participations on various dates during the third quarter of 2006 to InvestorsBank for the aggregate purchase price of $0.77 million, plus accrued interest, pursuant to the asset purchase agreement entered into by LMOD and InvestorsBank.

The sale of three additional loans during the third quarter of 2006 to InvestorsBank, outside of the asset purchase agreement, for the aggregate purchase price of $0.52 million, plus accrued interest.

The sale of one leased property to the current lessee and the sale of one vacant property to an unrelated party during the third quarter of 2006 resulting in a gain of $0.35 million. The net book value of the properties at the time of the sales was $1.80 million. The pro forma condensed consolidated statement of operations for the three months ended September 30, 2006, excludes the gain on the sale of the leased properties.

The reduction of indebtedness under the Company’s revolving line of credit agreement, in the amount of $1.10 million, with proceeds from the sales of loans, loan participations and leased properties.

The pro forma financial information adjusts the Company’s historical results of operations for the transactions listed above. The pro forma financial information should be read in conjunction with the historical financial information for the Company and its subsidiaries, but does not purport to be indicative of the results which may be obtained in the future or which would actually have been obtained had the transactions occurred as of January 1, 2006 or January 1, 2005. For purposes of the pro forma statements of operations, income taxes have been excluded as no income tax is due on the 2006 transactions.

	Three Months Ended 09/30/2006 Historical	Pro Forma Adjustments	Three Months Ended 09/30/2006 Pro Forma
Consumer products segment’s net loss	$(705,859)	$--	$(705,859)

Financial services segment’s total revenues	$544,983	$(369,168)	$175,815
Financial services segment’s total expenses	(535,455)	103,438	$(432,017)

Financial services segment’s net income (loss)	$9,528	$(265,730)	$(256,202)

Total Company net loss	$(696,331)	$(265,730)	$(962,061)
Preferred stock dividends	(226,275)	--	(226,275)

Net loss applicable to common shareholders	$(922,606)	$(265,730)	$(1,188,336)

Basic loss per common share	$(0.25)	$(0.07)	$(0.32)
Diluted loss per common share	$(0.25)	$(0.07)	$(0.32)
Weighted average shares outstanding	3,727,589	3,727,589	3,727,589

	Three Months Ended 09/30/2005 Historical	Pro Forma Adjustments	Three Months Ended 09/30/2005 Pro Forma
Consumer products segment’s net loss	$(187,237)	$--	$(187,237)

Financial services segment’s total revenues	$1,126,520	$(556,311)	$570,209
Financial services segment’s total expenses	(950,960)	515,931	$(435,029)

Financial services segment’s net income	$175,560	$(40,380)	$135,180

Total Company net loss	$(11,677)	$(40,380)	$(52,057)
Preferred stock dividends	(226,275)	--	(226,275)

Net loss applicable to common shareholders	$(237,952)	$(40,380)	$(278,332)

Basic loss per common share	$(0.06)	$(0.01)	$(0.07)
Diluted loss per common share	$(0.06)	$(0.01)	$(0.07)
Weighted average shares outstanding	3,727,589	3,727,589	3,727,589

NOTE 13.	SUBSEQUENT EVENTS

In October of 2006, a vacant property was sold to an unrelated party for $1.79 million of net proceeds. During the third quarter of 2006, a provision impairment of $98,812 was recorded on this property resulting in no gain or loss being recorded in the fourth quarter of 2006 with regard to the sale. Also in the fourth quarter of 2006 offers of $1.55 million were accepted for the sale of two leased properties.

NOTE 14.	LOSS PER SHARE

See Exhibit 11 for the computation of the net loss per common share.

NOTE 15.	COMMITMENTS

There were no undisbursed construction or loan commitments at September 30, 2006.

NOTE 16.	RECENT ACCOUNTING PRONOUNCEMENTS

Accounting For Uncertainty In Income Taxes

In June of 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109", (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The standard is required to be adopted by the Company on January 1, 2007. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Establishing Standards On Measuring Fair Value

In September of 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. The statement establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. Management will be required to adopt this statement beginning in 2008. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Quantifying Financial Statement Misstatements

In September. 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses the views of the SEC regarding the process of quantifying financial statement misstatements. This statement focuses on addressing the diversity in practice of quantifying financial statement misstatements. The statement addresses two techniques commonly used in practice in accumulating and quantifying misstatements. The standard is required to be adopted by the Company on January 1, 2007. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 17.	RECLASSIFICATIONS

Certain 2005 amounts have been reclassified to conform with the 2006 presentation. The reclassifications have no effect on reported amounts of net income (loss) or stockholders equity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Amounts presented as of September 30, 2006, and December 31, 2005, and for the three and nine month periods ended September 30, 2006, and September 30, 2005, include the consolidation of two segments. The consumer products segment consists of the Company’s doll business and the clock and home décor businesses. The financial services segment consists of the Company’s loans and leased properties.

Consumer Products

During the past five years there has been a significant decrease in LMOD’s net sales within the consumer products segment due to a decrease in demand for collectible dolls. The new management team at LMOD is focusing on reducing operating expenses, controlling inventory levels and developing new products and marketing strategies that reflect the changing market. In August of 2006, LMOD announced the introduction of a new and comprehensive collection of play dolls which will be available for the 2006 holiday season. The new 13-doll family of PlayBabies will provide a playmate for each stage of a young girl’s early development, from newborn through age four. The series begins with three dolls for newborns, with additional dolls for the six month, one year, 18 month, two, three and four-year age groups. The existing Newborn Nursery® dolls will continue to appeal to young girls from age five through the pre-teen years. The Artist Studio Collection (“ASC”) of artist-designed collectible dolls continues to provide the opportunity for enjoyment of dolls for women of all ages. Additional clothing and accessories for the PlayBabies line will be introduced in 2007.

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

Pursuant to a Loan and Real Estate Services Agreement (the “Loan Services Agreement”), which was terminated effective June 30, 2006, InvestorsBank administered the loan and real estate portfolios of the Company from January 1, 2006 to June 30, 2006. InvestorsBank received a monthly fee equal to (a) 1/12 of 0.25% multiplied by the total amount of loans under management, (b) 1/12 of 0.25% multiplied by the total cost of all of the properties originally acquired by BMSBLC from Bando McGlocklin Real Estate Investment Corporation (the “Bando Investment Properties”) and (c) 6% of the rents from the real estate portfolio other than the Bando Investment Properties. For the three months ended September 30, 2006, no management fees were paid to InvestorsBank. For the nine months ended September 30, 2006, management fees paid to InvestorsBank totaled $45,139. Between January 1, 2006, and June 30, 2006, Ms. Hauke, Chief Financial Officer of InvestorsBank, was required to provide a maximum of 140 hours of accounting services under the Loan Services Agreement for an aggregate fee of $17,500. Also under the Loan Services Agreement for the six months ended June 30, 2006, LMOD paid InvestorsBank a fee of $19,554 for rent, real estate taxes, building related and overhead expenses. No additional fees were paid under the Loan Services Agreement.

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

Tax Benefits

For the three and nine month periods ended September 30, 2006 and 2005, the Company did not record any income tax benefit due to an increase in the deferred income tax valuation allowance. Management has determined, based on the level of continuing losses of the Company, that it would provide a valuation allowance for the full amount of any net operating loss carryforwards and other net deferred income tax assets, due to uncertainties of realization in the near term. If the Company becomes profitable, the existing net operating loss carryforwards could be available to be utilized against future taxable income. In assessing the recoverability of deferred income tax assets, including net operating loss carryforwards, management considers whether it is more likely than not, in the foreseeable future, that some portion or all of the deferred income tax assets will not be realized. The realization of deferred income tax assets in this instance is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards would be available to offset the taxable income. At September 30, 2006, the Company’s valuation allowance was approximately $5.46 million.

Intercompany Loans Post-Merger of BMSBLC into LMOD

After the merger of BMSBLC into LMOD on January 1, 2006, all intercompany loans were eliminated on the books of the Parent, BMSBLC, LMOD and LPI.

During the third quarter of 2005, before intercompany eliminations, interest expense for the consumer products segment and interest income to the financial services segment was $0.28 million.

During the first nine months of 2005, before intercompany eliminations, interest expense for the consumer products segment and interest income to the financial services segment was $0.74 million.

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

        Deferred income tax assets and liabilities. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to different methods used for depreciation for income tax purposes, vacation accruals, net operating loss carryforwards, capitalization requirements of the Internal Revenue Code, allowances for doubtful accounts and obsolete inventory and charitable contribution carryforwards. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

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

        Deferred income tax assets and liabilities. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to different methods used for depreciation for income tax purposes, vacation accruals, net operating loss carryfowards, capitalization requirements of the Internal Revenue Code, allowances for loan losses and charitable contribution carryforwards. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Results of Operations

For the three months ended September 30, 2006 and September 30, 2005

        The Company’s total net loss applicable to common shareholders for the three months ended September 30, 2006 equaled $0.92 million, or $0.25 per common share (diluted), as compared to a net loss of $0.24 million, or $0.06 per common share (diluted), for the three months ended September 30, 2005.

        The consumer products segment’s net loss increased $0.51 million when comparing the third quarter of 2006 to the third quarter of 2005, primarily due to a reduction in net sales between the two quarters. Sales decreased $1.11 million when comparing the third quarter of 2006 to the third quarter of 2005. This resulted in a decrease of $0.73 million in gross profit between the two quarters which was offset by a reduction in operating expenses of $0.44 million, before litigation settlements. During the third quarter of 2005, LMOD received $0.22 million in proceeds from the settlement of a copyright infringement lawsuit which reduced the 2005 third quarter operating expenses.

        The financial services segment’s net loss, after payment of the preferred stock dividend, increased $0.17 million when comparing the third quarter of 2006 to the third quarter of 2005 primarily as a result of the decline in rental income and interest income as leased properties were sold and as loans and loan participations were sold or matured. During the third quarter of 2006, management established an allowance for loan losses of $250,000 against non-accrual loans and recorded a $98,812 charge to reduce the carrying cost of a vacant rental property.

Consumer Products

        Net sales for the consumer products segment for the three months ended September 30, 2006, decreased 30% to $2.62 million from $3.73 million for the three months ended September 30, 2005. During the third quarter of 2006, LMOD’s net sales were $1.65 million (a decrease of $0.73 million from the third quarter of 2005) and LPI’s net sales were $0.97 million (a decrease of $0.38 million from the third quarter of 2005). At LMOD, net sales of ASC dolls continued to decline, accounting for substantially all of the sales decrease. Net sales at LPI have decreased when comparing the two quarters primarily due to customers carrying lower inventory levels and due to slow pre-holiday orders.

        Cost of goods sold decreased 17% to $1.90 million for the three months ended September 30, 2006, compared to $2.28 million for the three months ended September 30, 2005. LMOD’s cost of goods sold decreased to $1.14 million from $1.47 million while LPI’s cost of goods sold decreased to $0.76 million from $0.81 million. Total gross profit margin decreased to 27% from 39% in the prior year. LMOD’s gross profit margin decreased to 31% from 38% primarily due to the decline in sales of ASC dolls, while LPI’s gross profit margin decreased to 22% from 40% due to price concessions on certain product lines.

        Total operating expenses of the consumer products segment for the three months ended September 30, 2006, were $1.46 million compared to $1.68 million for the three months ended September 30, 2005, a 13% decrease. During the third quarter of 2005, LMOD received $0.22 million in proceeds from the settlement of a copyright infringement lawsuit which reduced the 2005 third quarter operating expenses. Sales and marketing expense decreased $0.09 million when comparing the third quarter of 2006 to the third quarter of 2005 primarily due to reductions in expenses at LMOD related to Newborn Nursery® boutiques. New product development increased $0.08 million at LMOD when comparing the two quarters due to development costs related to introduction of the PlayBabies line. General and administrative expenses decreased $0.43 million when comparing the two quarters. At LMOD the relocation of the office and warehouse space as well as a reduction in personnel related costs primarily contributed to the reduction in general and administrative expenses. Lower equipment depreciation expense at LPI and LMOD as well as a reduction in professional fees also contributed to the decrease.

        When comparing the third quarter of 2006 to the third quarter of 2005, other income decreased approximately $4,500 primarily due to a reduction in rental income which LPI receives from a tenant in its building.

Financial Services

        The financial services segment’s net loss after the preferred stock dividend payment was $0.22 million for the three months ended September 30, 2006 as compared to a net loss of $0.05 million for the three months ended September 30, 2005.

        Interest income on loans decreased 93% to $0.03 million for the three months ended September 30, 2006, as compared to $0.40 million for the three months ended September 30, 2005. The decrease in interest income was due to loan payoffs and the sale of loans and loan participations. At September 30, 2006, LMOD’s loan portfolio consisted of seven loans totaling $1.33 million. Two of these loans were loan participations with InvestorsBank with a principal balance of $0.91 million and four were non-accrual loans with a principal balance of $0.40 million. In the third quarter of 2006, management established an allowance for loan losses of $250,000 against the non-accrual loans.

        On January 4, 2006, LMOD entered into an asset purchase agreement to sell substantially all of the loans and loan participations (previously owned by BMSBLC) to InvestorsBank. As of September 30, 2006, InvestorsBank had completed the asset purchase. The purchase price for the sale of the loans and loan participations was the total of the principal balance of all such loans and loan participations, plus accrued interest. During the first nine months of 2006, regular monthly principal payments made on loans prior to their sale amounted to $0.16 million and InvestorsBank purchased the remaining $15.58 million of the loans and loan participations. In addition, outside of the asset purchase agreement InvestorsBank purchased an additional $3.31 million of loans and loan participations under the same terms.

        Rental income decreased 69% to $0.14 million for the three months ended September 30, 2006, as compared to $0.45 million for the three months ended September 30, 2005, due to leased property sales. Two properties were sold during the third quarter of 2006, resulting in a gain of $0.35 million. At September 30, 2006, leased properties held for sale consisted of one vacant rental property with a net carrying value of $1.79 million and four leased rental properties with a net carrying value of $3.49 million. During the third quarter of 2006, a $98,812 charge to reduce the carrying cost of the vacant rental property was recorded. In October of 2006, the vacant rental property was sold for $1.79 million of net proceeds. In the fourth quarter of 2006, two offers have been accepted totaling $1.55 million for the sale of two of the leased rental properties. Management expects to complete the two sales in the fourth quarter of 2006. All tenants were current in their rent payments at September 30, 2006.

        Interest expense decreased $0.44 million when comparing the three months ended September 30, 2006, to the three months ended September 30, 2005. As of September 30, 2006, the Company no longer had a line of credit with any financial institution. The previous line of credit agreement with US Bank was paid off in August of 2006 using proceeds from the sale of loans and leased properties.

        Other miscellaneous income increased $9,844 when comparing the three months ended September 30, 2006 to the three months ended September 30, 2005. Other miscellaneous income is composed primarily of interest income.

        Depreciation expense decreased $0.06 million due to leased property sales and vacancies when comparing the three months ended September 30, 2006 to 2005. Management fees for loans and leased properties under the management agreement with InvestorsBank decreased $0.08 million when comparing the third quarter of 2006 to the third quarter of 2005 due to the termination of the management services agreement in June of 2006. Compensation expense decreased $0.03 million when comparing the two periods due to personnel changes. Other operating expenses decreased $0.06 million when comparing the two quarters primarily due to decreases in directors fees, professional fees, and fees paid to InvestorsBank for rent, real estate taxes, building related and overhead expenses.

For the nine months ended September 30, 2006 and September 30, 2005

        The Company’s total net loss applicable to common shareholders for the nine months ended September 30, 2006 equaled $2.38 million, or $0.64 per common share (diluted), as compared to a net loss of $1.76 million, or $0.47 per common share (diluted), for the nine months ended September 30, 2005.

        The consumer products segment’s net loss increased $0.40 million when comparing the first nine months of 2006 to the first nine months of 2005, primarily due to a reduction in net sales between the two periods. Sales decreased $1.96 million when comparing the first nine months of 2006 to the first nine months of 2005. This resulted in a decrease of $1.42 million in gross profit between the two periods which was offset by a reduction in operating expenses of $1.27 million, before litigation settlements. During the third quarter of 2005, LMOD received $0.22 million in proceeds from the settlement of a copyright infringement lawsuit which reduced the 2005 operating expenses.

        The financial services segment’s net income decreased $0.22 million, after payment of the preferred stock dividend, when comparing the first nine months of 2006 to the first nine months of 2005 primarily as a result of the decline in rental income as the Company’s leased properties were sold and as loans and loan participations were sold or matured. Gains on the sales of leased properties were $0.38 million higher in the first nine months of 2006 than in the first nine months of 2005. During the first quarter of 2006, the financial services segment incurred a $289,034 charge for a prepayment penalty on the early retirement of a term note. During the third quarter of 2006, management established an allowance for loan losses of $250,000 against non-accrual loans and recorded a $98,812 charge to reduce the carrying cost of a vacant rental property.

Consumer Products

        Net sales for the consumer products segment for the nine months ended September 30, 2006, decreased 21% to $7.33 million from $9.29 million for the nine months ended September 30, 2005. During the first nine months of 2006, LMOD’s net sales were $4.34 million (a decrease of $1.11 million from the first nine months of 2005) and LPI’s net sales were $2.99 million (a decrease of $0.86 million from the first nine months of 2005). At LMOD net sales of ASC dolls continued to decline accounting for the majority of the sales decrease. Two Newborn Nursery® boutiques were closed by the Saks Department Store Group in June of 2006 and no new Newborn Nursery® boutiques were opened in 2006. At the present time twenty-nine Newborn Nursery® boutiques remain open which accounted for 12% of net sales at LMOD through September 30, 2006. The exclusivity agreement with the Saks Department Store Group expires December 1, 2007. Net sales at LPI have decreased when comparing the two quarters primarily due to customers carrying lower inventory levels and due to slow pre-holiday orders.

        Cost of goods sold decreased 9% to $5.29 million for the nine months ended September 30, 2006, compared to $5.83 million for the nine months ended September 30, 2005. LMOD’s cost of goods sold decreased to $3.08 million from $3.29 million while LPI’s cost of goods sold decreased to $2.21 million from $2.54 million. Total gross profit margin decreased to 28% from 37% in the prior year. LMOD’s gross profit margin decreased to 29% from 40% due to special incentive ordering packages for ASC dolls and play dolls, which were offered to reduce inventory levels. LPI’s gross profit margin decreased to 26% from 34% due to product mix and due to price concessions on certain product lines.

        Total operating expenses of the consumer products segment for the nine months ended September 30, 2006, were $4.54 million compared to $5.59 million for the nine months ended September 30, 2005, a 19% decrease. During the third quarter of 2005, LMOD received $0.22 million in proceeds from the settlement of a copyright infringement lawsuit which reduced the 2005 third quarter operating expenses. Sales and marketing expense decreased $0.18 million when comparing the first nine months of 2006 to the first nine months of 2005. Sales and marketing expense at LMOD decreased $0.14 million when comparing the two periods. In 2006, LMOD increased spending for dealer promotional materials which was offset by reductions in expenses related to Newborn Nursery® boutiques. At LPI sales and marketing expense decreased $0.04 million due to a decrease in outside sales commissions. New product development increased $0.05 million when comparing the first nine months of 2006 to the first nine months of 2005 due to development costs related to the introduction of the PlayBabies line. Also at LMOD, reductions in personnel costs were offset by increases in supplies and travel costs. General and administrative expenses decreased $1.14 million when comparing the two periods. At LMOD the relocation of the office and warehouse space as well as a reduction in personnel related costs primarily contributed to the reduction in general and administrative expenses. Lower equipment depreciation expense at LPI and LMOD as well as a reduction in professional fees also contributed to the decrease.

        When comparing the first nine months of 2006 to the first nine months of 2005, other income decreased approximately $0.03 million primarily due to a reduction in rental income which LPI receives from a tenant in its building.

Financial Services

        The financial services segment’s net loss after the preferred stock dividend payment was $8,796 for the nine months ended September 30, 2006 as compared to net income of $0.22 million for the nine months ended September 30, 2005.

        Interest income on loans decreased 76% to $0.31 million for the nine months ended September 30, 2006, as compared to $1.28 million for the nine months ended September 30, 2005. The decrease in interest income was due to loan payoffs and the sale of loans and loan participations. At September 30, 2006, LMOD’s loan portfolio consisted of seven loans totaling $1.33 million. Two of these loans were loan participations with InvestorsBank with a principal balance of $0.91 million and four were non-accrual loans with a principal balance of $0.40 million. In the third quarter of 2006, management established an allowance for loan losses of $250,000 against the non-accrual loans.

        On January 4, 2006, LMOD entered into an asset purchase agreement to sell substantially all of the loans and loan participations (previously owned by BMSBLC) to InvestorsBank. As of September 30, 2006, InvestorsBank had completed the asset purchase. The purchase price for the sale of the loans and loan participations was the total of the principal balance of all such loans and loan participations, plus accrued interest. During the first nine months of 2006, regular monthly principal payments made on loans prior to their sale amounted to $0.16 million and InvestorsBank purchased the remaining $15.58 million of the loans and loan participations. In addition, outside of the asset purchase agreement, InvestorsBank purchased an additional $3.31 million of loans and loan participations under the same terms.

        Rental income decreased 55% to $0.67 million for the nine months ended September 30, 2006, as compared to $1.48 million for the nine months ended September 30, 2005, due to leased property sales. Seven properties were sold during the first nine months of 2006, resulting in a gain of $1.41 million. At September 30, 2006, leased properties held for sale consisted of one vacant rental property with a net carrying value of $1.79 million and four leased rental properties with a net carrying value of $3.49 million. During the third quarter of 2006, a $98,812 charge to reduce the carrying cost of the vacant rental property was recorded. In October of 2006, the vacant rental property was sold for $1.79 million of net proceeds. In the fourth quarter of 2006, two offers have been accepted totaling $1.55 million for the sale of two of the leased rental properties. Management expects to complete the two sales in the fourth quarter of 2006. All tenants were current in their rent payments at September 30, 2006.

        Interest expense decreased 76% to $0.32 million for the nine months ended September 30, 2006, as compared to $1.33 million for the nine months ended September 30, 2005. As of September 30, 2006, the Company no longer had a line of credit with any financial institution. The previous line of credit agreement with US Bank was paid off in August of 2006 using proceeds from the sale of loans and leased properties.

        The financial services segment had a term note with the State of Wisconsin Investment Board which had a fixed rate of interest of 6.98% per year through its maturity on June 1, 2013. In February of 2006, the note balance of $5.0 million was paid in full with proceeds from the bank line of credit. The prepayment of the term note required a prepayment penalty of $289,034 in the first quarter of 2006.

        Other miscellaneous income increased $7,942 when comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2005. Other miscellaneous income is composed primarily of interest income.

        Depreciation expense decreased $0.16 million due to leased property sales and vacancies when comparing the nine months ended September 30, 2006 to 2005. Management fees for loans and leased properties under the management agreement with InvestorsBank decreased $0.14 million when comparing the first nine months of 2006 to the first nine months of 2005 due to the termination of the management services agreement in June of 2006. Compensation expense decreased $0.17 million when comparing the two periods due to personnel changes. Other operating expenses decreased $0.02 million when comparing the two periods. Professional fees increased $0.12 million which was offset by decreases in directors fees, insurance costs, leased property expenses and fees paid to InvestorsBank for rent, real estate taxes, building related and overhead expenses.

Liquidity and Capital

        Absent any adverse factors outside the control of the Company, the Company believes that the cash that will be generated from existing operations together with existing cash balances and other potential sources of financing, will be sufficient to provide the cash necessary to meet operating and working capital requirements during the remainder of 2006 and into 2007. For a discussion of risk factors that may adversely affect the Company, see Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company is required to redeem $16.85 million of preferred stock by July 1, 2008, to the extent the Company has legally available funds for the redemption and it is otherwise permitted under Wisconsin law. (See Note 9 to the Condensed Consolidated Financial Statements.) The Company does not expect to generate sufficient funds from the sale of assets to completely redeem the preferred stock by July 1, 2008. The Company will have sufficient funds only if the consumer products segment can generate cash flow from operations and/or raise funds from other sources. The Company’s consumer products segment has realized losses from operations in each of the past five years.

Consumer Products

        The consumer products segment’s net loss for the nine months ended September 30, 2006, was $2.38 million. The cash required to finance this loss was partially provided by a reduction in accounts receivable due to the collection of accounts receivable balances after the year-end selling season and by reductions in inventory levels. In the third quarter of 2006, cash from the sale of loans, loan participations and leased properties, of $1.25 million was provided by the financial services segment to the consumer products segment.

        Total assets of the consumer products segment were $12.61 million as of September 30, 2006, and $14.55 million as of December 31, 2005, a 13% decrease. Cash increased to $0.83 million at September 30, 2006, from $0.08 million at December 31, 2005.

        Accounts receivable, net of the allowance for doubtful accounts, decreased to $1.30 million at September 30, 2006, from $2.83 million at December 31, 2005, due to normal collections after the year-end selling season and due to lower sales in 2006. LPI’s receivables decreased $0.19 million and LMOD’s receivables decreased $1.34 million.

        Inventory and prepaid inventory, net of the allowance for obsolescence, decreased to $4.28 million at September 30, 2006, compared to $4.97 million at December 31, 2005. The decrease in the inventory level was accomplished using inventory control procedures to align inventory levels to be consistent with reduced sales and also by the sale of overstocked items. LMOD’s inventory decreased $0.21 million to $2.94 million and LPI’s inventory decreased by $0.48 million to $1.34 million. Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

        Property and equipment, net of accumulated depreciation, decreased by $0.42 million as of September 30, 2006, compared to December 31, 2005, primarily due to depreciation. Property and equipment increased by $0.12 million while accumulated depreciation increased by $0.54 million. Other prepaid expenses decreased $0.06 million from December 31, 2005 to September 30, 2006.

        Goodwill was recorded when the Company purchased the remaining interest in the stock from the estate of Lee Middleton, the founder of LMOD, on April 30, 1998. The purchase price exceeded the carrying value by $0.62 million. As of September 30, 2006, and December 31, 2005, the balance of the goodwill, net of previous accumulated amortization, was $0.51 million.

        Other liabilities decreased $0.80 million to $0.91 million at September 30, 2006, from $1.71 million at December 31, 2005, due to reductions in accounts payable and accrued liabilities.

Financial Services

        During the first nine months of 2006, the financial services segment’s net income was $0.67 million before dividends of $0.68 million were paid to preferred stockholders.

        Total assets of the financial services segment were $7.76 million as of September 30, 2006, and $37.79 million as of December 31, 2005, a 79% decrease. Cash increased to $1.22 million at September 30, 2006 from $0.20 million at December 31, 2005. In the third quarter of 2006, cash from the sale of loans, loan participations and leased properties of $1.25 million was provided by the financial services segment to the consumer products segment.

        Interest receivable decreased to $8,465 as of September 30, 2006, from $0.11 million at December 31, 2005. Non-accrual loans were $0.40 million and $0.41 million at September 30, 2006, and December 31, 2005, respectively. In the third quarter of 2006, management established an allowance for loan losses of $250,000 against the non-accrual loans.

        Total loans decreased by $22.46 million, or 94%, to $1.33 million at September 30, 2006, from $23.79 million at December 31, 2005. At September 30, 2006, LMOD’s loan portfolio consisted of seven loans totaling $1.33 million. Two of these loans were loan participations with InvestorsBank with a principal balance of $0.91 million and four were non-accrual loans with a principal balance of $0.40 million.

        On January 4, 2006, LMOD entered into an asset purchase agreement to sell substantially all of the loans and loan participations (previously owned by BMSBLC) to InvestorsBank. As of September 30, 2006, InvestorsBank had completed the asset purchase. The purchase price for the sale of the loans and loan participations was the total of the principal balance of all such loans and loan participations, plus accrued interest. During the first nine months of 2006, regular monthly principal payments made on loans prior to their sale amounted to $0.16 million and InvestorsBank purchased the remaining $15.58 million of the loans and loan participations. In addition, outside of the asset purchase agreement, InvestorsBank purchased an additional $3.31 million of loans and loan participations under the same terms.

        Leased properties, net of accumulated depreciation, decreased to $5.28 million as of September 30, 2006, compared to $13.41 million as of December 31, 2005, primarily due to the sale of seven leased properties with a net book value of $7.92 million. All tenants were current in their rent payments at September 30, 2006. At September 30, 2006, leased properties held for sale consisted of one vacant rental property with a net carrying value of $1.79 million and four leased rental properties with a net carrying value of $3.49 million. During the third quarter of 2006, a $98,812 charge to reduce the carrying cost of the vacant rental property was recorded. In October of 2006, the vacant rental property was sold for $1.79 million of net proceeds. In the fourth quarter of 2006, two offers have been accepted totaling $1.55 million for the sale of two of the leased rental properties. Management expects to complete the two sales in the fourth quarter of 2006.

        Other assets, including prepaid amounts, decreased by $0.10 million primarily due to a reduction in a prepaid item relating to a leased property.

        As of September 30, 2006, the Company no longer had a line of credit with any financial institution. The previous line of credit agreement with US Bank was paid off in August of 2006 using proceeds from the sale of loans and leased properties.

Financial services debt	09/30/2006	12/31/2005
Lines of credit	--	$22.82 million
State of Wisconsin Investment Board notes payable	--	$5.00 million
SWIB loan participations with repurchase options	--	$0.14 million
Redeemable preferred stock	$16.85 million	$16.85 million

        Long-term debt at December 31, 2005, consisted of a term note of $5.0 million and $0.14 million of loan participations with repurchase options. In January of 2006, the $0.14 million of loan participations were repaid and in February of 2006, the term note was repaid using proceeds from the bank line of credit facility.

        Accrued liabilities decreased to $0.10 million at September 30, 2006, as compared to $0.93 million at December 31, 2005, primarily due to the payment in January, 2006 of $0.55 million in accrued income taxes from the sale of leased properties during 2005. Accrued liabilities were also reduced due to decreases in accrued real estate taxes and security deposits as leased properties were sold.

        Due to the reduction in earning assets and the resulting decrease in income, the Board of Directors in June of 2004, changed the common stock dividend policy from the payment of quarterly dividends to an annual dividend payable in January for the preceding year. However, for the year ended December 31, 2005, no dividends were paid to the common stock shareholders, and the Company does not anticipate paying any dividends on the common stock in the foreseeable future. The preferred stock dividend of $0.335 per share per quarter ($1.34 annual dividend per preferred share) was paid during 2005 and for the first three quarters of 2006.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

        This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may”, “will”, “could”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to:

•	changes in interest rates;
•	general economic conditions, including the condition of the local real estate market;
•	legislative/regulatory changes;
•	monetary and fiscal policies of the U.S. Government, including policies of the U.S Treasury and the Federal Reserve Board;
•	the quality or composition of the loan or real estate portfolios;
•	competition;
•	demand for the Company’s consumer products;
•	the degree of success of the Company’s strategy to reduce expenses at LMOD;
•	the effect of not reaching the Company’s goals of continuing to expand the Newborn Nursery(R)boutiques with high volume retailers;
•	payment when due of principal and interest on loans made by the Company;
•	payment of rent by lessees on Company properties;
•	the necessity to make additions to the Company’s allowance for loan losses; and
•	the timing of sales of, and the selling prices, of the Company’s leased real estate.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 3.	Controls and Procedures

        Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

        There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is not a defendant in any material pending legal proceeding and no such material proceedings are known to be contemplated.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 22, 2000, the Board of Directors of the Company authorized the repurchase of up to 325,000 shares of the Company’s common stock in open market or privately negotiated transactions. The Company did not repurchase any shares under the program during the quarter ended September 30, 2006. On August 17, 2006, the Board of Directors cancelled the authorization to repurchase the remaining 67,700 shares.

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

THE MIDDLETON DOLL COMPANY
(Registrant)
Date: November 9, 2006	/s/ Salvatore L. Bando
Salvatore L. Bando
President and Chief Executive Officer
Date: November 9, 2006	/s/ Craig R. Bald
Craig R. Bald
Vice President Finance and Chief Financial Officer

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB

EXHIBIT INDEX

Exhibit Number	Exhibit
11.1	Computation of Net Loss Per Common Share.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Written Statement of the President and Chief Executive Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.
32.2	Written Statement of the Chief Financial Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.