Form 10KSB
period 2006-12-31
MIDDLETON DOLL CO
filed 2007-03-27
CIK 723209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2006;

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from __________ to __________

Commission File Number: 0-22663

THE MIDDLETON DOLL COMPANY
(Name of small business issuer in its charter)

Wisconsin	39-1364345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1050 Walnut Ridge Drive
Hartland, Wisconsin	53029-8303
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (262) 369-8163

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Title of Class	Title of Class
Common Stock, 6-2/3 cents Par Value	Preferred Stock, $0.01 Par Value

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [   ] No [X]

        The issuer’s revenues for its most recent fiscal year were $15,651,765.

        The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2006 was $1,863,795. The number of shares of common stock outstanding at March 22, 2007 was 3,727,589.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the The Middleton Doll Company Proxy Statement for the 2007 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant’s fiscal year) are, upon such filing, to be incorporated by reference into Part III.

        Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

THE MIDDLETON DOLL COMPANY
Index to Annual Report on Form 10-KSB
For the Year Ended December 31, 2006

Part I

Item 1.	Description of Business

        The Middleton Doll Company (the “Company”) was incorporated in 1980 and presently consists of two business segments, the consumer products business segment and the financial services business segment. The Company, when referred to singularly and not with its subsidiaries, is referred to herein as the “Parent”.

        The consumer products business segment is a component of Lee Middleton Original Dolls, Inc. (“LMOD”), which was incorporated in 1993, and its wholly-owned subsidiary License Products, Inc. (“LPI”), which was incorporated in 1990. LMOD is a designer and distributor of lifelike collectible and play dolls. LPI is a designer and distributor of clocks and home décor products.

        Prior to January 1, 2006, the financial services business segment consisted of the Parent and its wholly-owned subsidiary Bando McGlocklin Small Business Lending Corporation (“BMSBLC”). On January 1, 2006, BMSBLC was merged with and into LMOD with LMOD as the surviving corporation. Beginning on January 4, 2006, the financial services business segment began selling substantially all of its loans, loan participations and leased real estate properties (the “Financial Services Assets”). Substantially all of the Financial Services Assets were sold during the year ended December 31, 2006. The net proceeds from the sale of the Financial Services Assets were used to pay off indebtedness, to fund operations, and to partially redeem outstanding preferred stock. The Company does not intend to continue in the financial services business segment after the remaining assets of the segment are sold.

        For the year ended December 31, 2005, the Parent and BMSBLC were operated as a tax-exempt real estate investment trust (“REIT”) pursuant to the provisions of Section 856 of the Internal Revenue Code of 1986, as amended (the “Code”). To retain its tax exempt status, a REIT must be in compliance with certain tests concerning the nature of its assets and its income. In addition, a REIT must distribute substantially all of its taxable income each year in dividends to its shareholders. LMOD and LPI are each operated as C Corporations under the Code and are subject to corporate income tax rates. As a result of BMSBLC’s merger with and into LMOD, BMSBLC no longer qualifies as a REIT. Therefore for the year ended December 31, 2006, the Company (consisting of the Parent, LMOD and LPI) operated as a C Corporation under the Code and intend to file a consolidated federal income tax return.

        On September 3, 1997, the Company capitalized InvestorsBancorp, Inc. (“IBI”), a bank holding company, for approximately $6.2 million and subsequently distributed all of the outstanding shares of IBI to the Company’s shareholders. For the year ended December 31, 2005, the Company and IBI, together with IBI’s wholly-owned subsidiary, InvestorsBank (the “Bank”), shared common office space and personnel. The expenses shared between the Company and the Bank were allocated pursuant to a Second Amended and Restated Management Services and Allocation of Expenses Agreement dated January 1, 2004 (the “Management Agreement”). On January 4, 2006, LMOD entered into an asset purchase agreement with the Bank pursuant to which it agreed to sell substantially all of its loans and loan participations to the Bank for an aggregate total purchase price of $15.58 million, plus accrued interest. The purchase price for the sale of the loans and loan participations was the outstanding principal balance of all such loans and loan participations. The Bank completed this transaction on September 8, 2006. In addition, the Bank separately purchased $4.16 million of loans and loan participations from LMOD under substantially similar terms.

        As of January 1, 2006, Salvatore L. Bando was appointed as the Company’s President and Chief Executive Officer and Craig R. Bald was appointed as the Company’s Vice President – Finance and Chief Financial Officer. Kenneth A. Werner, Jr., became a director of the Company on January 1, 2006. Also as of January 1, 2006, Chief Executive Officer, George R. Schonath, Vice President Jon McGlocklin and Vice President – Finance, Susan Hauke, ceased to be officers and/or directors of the Company. Messrs. Schonath and McGlocklin and Ms. Hauke remain as officers and/or directors of the Bank and IBI. The Bank administered the loan and real estate portfolios of the Company from January 1, 2006 to June 30, 2006.

        The consumer products business segment has incurred net losses and negative cash flows from operating activities over the past four years and the Company had an accumulated deficit of $5.66 million at December 31, 2006. The sale of the Financial Services Assets during 2006 generated sufficient cash to allow the Company to pay off debt, to fund operations, and to partially redeem shares of the Company’s outstanding preferred stock. Absent any adverse factors outside the control of the Company, management expects that the cash that will be generated from additional asset sales and existing operations together with existing cash balances and other potential sources of financing will be sufficient to provide the necessary cash to meet operating and working capital requirements through June 30, 2008. The Company is required to redeem $10.37 million of preferred stock by July 1, 2008, to the extent the Company has legally available funds for the redemption and it is otherwise permitted under Wisconsin law. (See Note 15 of the Notes to Consolidated Financial Statements, in Item 7 “Consolidated Financial Statements”, herein.) The Company is considering various financial alternatives in order to address all of its financial obligations, including the required redemption of preferred stock.

        The following table sets forth (in thousands of dollars) revenues attributable to the Company’s principal product groups for each of the last two years.

	12/31/06	12/31/05
Revenues
Loan Portfolio	$324	$1,717
Real Estate Portfolio	3,006	3,577
Dolls	7,711	9,197
Time Pieces	4,334	5,131
Other	277	285

Total	$15,652	$19,907

        Due to the reduction in earning assets and the resulting decrease in income, in June, 2004 the Board of Directors changed the common stock dividend policy from the payment of quarterly dividends to the payment of a discretionary annual dividend payable in January for the preceding year. However, for the years ended December 31, 2006 and 2005, no dividends were paid to the common stock shareholders and the Company does not anticipate paying any dividends on the common stock in the foreseeable future. The preferred stock dividend of $0.335 per share per quarter ($1.34 annual dividend per preferred share) was paid during 2006 and 2005. See "Risk Factors."

Consumer Products

        LMOD is headquartered in Columbus, Ohio, and designs and distributes lifelike collectible and play dolls through a dealer network and through major national retailers. LMOD competes with various other doll manufacturers including Adora, Madam Alexander, Ashton Drake, Mattel’s American Girl and a variety of small artist-owned manufacturers. In recent years the demand for collectible dolls has decreased resulting in a significant decrease in sales at LMOD as shown in the above table. Due to intense pricing competition, LMOD transferred doll production to a contract manufacturer in China in 2004. In 2005, a new management team at LMOD began to focus on reducing operating expenses, controlling inventory levels and developing new products and marketing strategies. In August, 2006 LMOD announced the introduction of a new and comprehensive collection of play dolls, which were available for the 2006 holiday season. The new 13-doll family of PlayBabies provides a playmate for each stage of a young girl’s early development, from newborn through age four. The series begins with three dolls for newborns, with additional dolls for the six month, one year, 18 month, two, three and four-year age groups. Additional dolls, clothing and accessories for the PlayBabies line is being introduced in 2007. The existing Newborn Nursery® dolls continue to appeal to young girls from age five through the pre-teen years. In 2007, the Newborn Nursery® concept will be expanded to include “mini-nurseries” in selected locations. The Artist Studio Collection (“ASC”) of artist-designed collectible dolls is being expanded in 2007 to include new dolls from new designers.

        LPI is headquartered in Hartland, Wisconsin, and designs and distributes clocks and home décor products through major national retailers. LPI imports finished goods from a manufacturer in China and is in competition with various other clock and home décor companies including Ingrahm, Infinity Instruments and Timewerks. Net sales at LPI have also declined recently and management is presently engaged in the process of attempting to expand LPI’s customer base.

        The revenues for the consumer products business segment are highly dependent upon sales during the Christmas holiday season. For the years ended December 31, 2006 and 2005, approximately 39% and 33%, respectively, of the consumer products business segment revenues occurred in the fourth quarter. Additionally, five large customers accounted for approximately 49% of net sales for the consumer products business segment during 2006. During 2005, three large customers accounted for approximately 33% of net sales for the consumer products business segment. No individual customer accounted for more than 10% of total sales in 2006 and 2005.

        The consumer products business segment imports substantially all of its finished goods from two suppliers in China and relies on those suppliers to procure sufficient raw materials to be used in production. The Company has not experienced any significant problems due to the lack of availability of product. During 2006, finished goods prices increased due to increases in labor costs and resin prices.

        Patents and trademarks are not material to the Company’s business. However, the Company has engaged in litigation in recent years to prevent competitors from infringing on the unique, copyrighted designs of its collectible dolls. Additionally, LMOD pays royalties to the designers of its dolls. The royalty arrangements vary among the designers and range from 1% to 3% of sales of those dolls which were sculpted by the designer. LMOD’s expense for royalties was approximately $205,000 for the year ended December 31, 2006, and $212,000 for the year ended December 31, 2005. During the years ended December 31, 2006 and 2005, the royalty arrangement with LMOD’s primary designer required a minimum annual guaranteed royalty payment of $200,000. The guaranteed minimum annual royalty amount is not applicable for 2007 due to the expiration of the contract period.

        The consumer products business segment employs approximately 66 people of which 44 are considered full-time employees. At LMOD, approximately nine full-time and eight part-time employees are subject to a collective bargaining agreement, which expires on April 30, 2009. Management and accounting duties for the financial services business segment are performed by employees of LPI.

        The consumer products business segment incurs new product development costs at LMOD and at LPI. New product development costs for the year ended December 31, 2006, were approximately $1.01 million and for the year ended December 31, 2005, were approximately $0.95 million. These costs are not directly charged to customers.

Financial Services

        At December 31, 2006, LMOD’s loan portfolio consisted of six loans totaling $463,575. Management expects that one loan totaling $11,763 will be paid off in 2007 and one loan totaling $56,062 will be paid off in 2008. The remaining loan balance of $395,750 is comprised of four non-accrual loans to two borrowers. Two of the non-accrual loans totaling $227,963 are presently in foreclosure proceedings. During the year ended December 31, 2006, management established a loan loss allowance of $250,000 against the non-accrual loans. No interest income was accrued or received on these non-accrual loans during the years ended December 31, 2006 and 2005.

        During 2006, LMOD also sold eleven of the twelve leased properties it owned at December 31, 2005, which resulted in a net gain of $2.24 million. During the third quarter of 2006, a provision for impairment of leased properties of $98,812 was recorded on a vacant leased property which was sold in the fourth quarter of 2006.

        At December 31, 2006, LMOD’s real estate portfolio consisted of one commercial leased property, located in Oconomowoc, Wisconsin, with a carrying cost of $1.41 million. The property is presently leased to an unrelated party through July 15, 2007. The lease requires the lessee to pay all operating expenses including utilities, insurance and taxes. In accordance with the terms of the lease, the lessee has given advance notice that they will be vacating the property as of July 15, 2007. For federal tax purposes, the tax basis of the building is $1.57 million, which is being depreciated by the straight line method over thirty-nine years. The property is presently listed for sale for $2.0 million.

        The net proceeds from the sale of the Financial Services Assets were used to pay off indebtedness, to fund operations, and to partially redeem shares of the Company’s outstanding preferred stock. The Company does not intend to continue the financial services business segment after the remaining assets of the segment are sold.

Risk Factors

In addition to the other information set forth or incorporated by reference in this Annual Report of Form 10-KSB, the risk factors described below should be carefully considered. If any of the risk factors actually occur, our financial condition or results of operations could be materially adversely affected. The following list of risk factors may not be exhaustive. Additional risk and uncertainties not presently known or that we currently believe to be immaterial may also adversely affect us.

Our consumer products segment has experienced significantly declining net sales during the last five years.

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

Four customers provide a significant portion of the sales for the consumer products segment.

Four customers accounted for approximately 45% of net sales for our consumer products segment during 2006. A loss of any one or more of these customers could have a material adverse effect on our business.

There is no assurance that we will have sufficient funds available to completely redeem our outstanding preferred stock by July 1, 2008, or pay dividends on our preferred stock.

We are required to redeem $10.37 million of preferred stock by July 1, 2008, to the extent permitted under Wisconsin law. To the extent we have legally available funds for the redemption, we are obligated to redeem the preferred stock at a price of $25 per share plus accrued dividends, but we do not expect to generate sufficient funds from the sale of the remaining assets of our financial services segment to fully redeem the preferred stock. We will only have sufficient funds to redeem the preferred stock and to continue to pay dividends on the preferred stock if our consumer products segment can generate sufficient earnings and/or we are able to raise funds from other sources.

Item 2.	Description of Property

        The Company’s headquarters are located at 1050 Walnut Ridge Drive, Hartland, Wisconsin, in a commercial building owned by LPI. The building has approximately 17,000 square feet of office space and approximately 50,000 square feet of warehouse space. A portion of the office space is leased, on a month-to-month basis, to an unrelated party. The land and building have a carrying cost of $3.46 million and are presently listed for sale at $4.4 million. For federal tax purposes, the tax basis of the building is $3.13 million, which is being depreciated by the straight line method over thirty-nine years.

        Beginning May 1, 2006, LMOD relocated its corporate headquarters to leased office space in Columbus, Ohio, in order to reduce operating expenses. The current lease for 7,400 square feet of office space expires August 31, 2008. Prior to May 1, 2006, LMOD’s headquarters were located in Westerville, Ohio, in 18,800 square feet of leased office space. Additional retail and warehouse space is presently located in Belpre, Ohio, in a 48,000 square foot building owned by LMOD. The land and building have a carrying cost of $1.22 million. For federal tax purposes, the tax basis of the building is $1.74 million, which is being depreciated by the straight line method over thirty-one years.

        From June, 2000 until August, 2006, LMOD leased a 44,100 square foot warehouse facility in Columbus, Ohio, which was used for distribution and for the storage of raw materials and finished goods. Warehouse operations were moved to the Belpre location in June, 2005, in order to reduce operating expenses. A retail outlet store in West Virginia was leased on a month-to-month basis until December 31, 2006, when it was closed. A retail store in the Polaris Fashion Mall in Columbus, Ohio, is leased until August 31, 2008.

Item 3.	Legal Proceedings

        As of the date of this filing, LMOD (previously known as BMSBLC) is engaged in a foreclosure proceeding with regard to two loans. On April 4, 2006, a foreclosure action was brought in the State of Wisconsin, Milwaukee County Circuit Court, by LMOD against Benedict J. and Grace T. Kosmatka. The suit is seeking a judgment in the amount of approximately $460,000.

Item 4.	Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders during the quarter ended December 31, 2006.

Part II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

        The common stock of the Company is traded on the OTC Bulletin Board under the symbol “DOLL”. The following table provides the high and low sales price for the Company’s common stock and the cash dividends paid per share for 2006 and 2005:

	Common Stock		Cash Dividends
	High	Low	Per Share
2006
First Quarter	$ 0.700	$ 0.530	$0.00
Second Quarter	$ 0.650	$ 0.350	$0.00
Third Quarter	$ 0.500	$ 0.280	$0.00
Fourth Quarter	$ 0.350	$ 0.170	$0.00
2005
First Quarter	$ 2.700	$ 1.700	$0.00
Second Quarter	$ 2.300	$ 1.010	$0.00
Third Quarter	$ 1.600	$ 0.900	$0.00
Fourth Quarter	$ 1.020	$ 0.630	$0.00

        As of March 1, 2007, there were approximately 652 shareholders of record of the Company’s common stock.

        For the years ended December 31, 2006 and 2005, no dividends were paid to the common stock shareholders. In June, 2004, the Board of Directors changed the common stock dividend policy from the payment of quarterly dividends to the payment of an annual dividend payable in January for the preceding year, at the discretion of the Board. The Company does not anticipate paying any dividends on the common stock in the foreseeable future.

9

        In November, 2006, the Company’s Board of Directors authorized, and the Company commenced, a tender offer to redeem up to 246,154 shares of preferred stock (with a right to redeem up to an additional 13,483 shares) at a price of $16.25 per share. Shareholders tendered 348,538 shares of preferred stock and the Company redeemed 259,574 shares of preferred stock at $16.25 per share in December, 2006. Shareholders who tendered their preferred stock in this offering did not receive any dividend payment for the quarter ended December 31, 2006.

        The following table discloses information regarding the shares of preferred stock redeemed in the tender offer during the fourth quarter of fiscal 2006.

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	--		--		--		None
November 1 to November 30	--		--		--		None
December 1 to December 31	259,574	(1)	$16.25	(1)	259,574	(1)	None	(1)(2)
Total/Average			$16.25		259,574		None

    (1)        On November 1, 2006, the Board of Directors of the Company authorized the repurchase of up to 246,154 shares of the Company’s preferred stock through a tender offer, with the right to accept for purchase pursuant to the tender offer an additional 13,483 shares of the preferred stock, each at a price per share of $16.25 (a maximum of $4,219,101). The Company announced and commenced the tender offer on November 20, 2006. The tender offer expired on December 19, 2006.

    (2)        On February 22, 2000, the Board of Directors of the Company authorized the repurchase of up to 325,000 shares of the Company’s common stock in the open market or by privately negotiated transactions. The program had no expiration date. The Company did not repurchase any shares under the program during 2006. As of December 31, 2005, the Company had the authority to repurchase 67,700 shares under the program. On August 17, 2006, the Board of Directors cancelled the authorization to repurchase the remaining 67,700 shares.

Item 6.	Management’s Discussion and Analysis of Plan of Operation

Overview

        The amounts presented in this Item 6 as of December 31, 2006 and December 31, 2005 include the consolidation of the Company’s consumer products and financial services business segments. The term “Company”, when used in this Item 6, refers to the Parent, LMOD and LPI on a consolidated basis.

Consumer Products

        During the past five years the Company has experienced a significant decrease in net sales within the consumer products business segment, as shown in the following table. LMOD’s net sales decreased approximately $9.4 million and LPI’s net sales decreased approximately $2.0 million over the five year period. The consumer products business segment must significantly increase net sales in order to generate a positive cash flow from operations.

	Consumer Products Net Sales	Consumer Products Net Income (Loss) Before Intercompany Charges
12/31/2006	$12,044,872	($3,411,361)
12/31/2005	$14,328,082	($1,918,713)
12/31/2004	$15,945,860	($3,694,322)
12/31/2003	$17,660,233	($1,568,622)
12/31/2002	$23,463,333	$411,130

        At LMOD, a new management team is focusing on reducing operating expenses, controlling inventory levels and developing new products and marketing strategies that reflect changing market conditions. In August, 2006, LMOD announced the introduction of a new and comprehensive collection of play dolls. The new 13-doll family of PlayBabies provides a playmate for each stage of a young girl’s early development, from newborn through age four. The series begins with three dolls for newborns, with additional dolls for the six month, one year, eighteen month, two, three and four-year age groups. Additional dolls, clothing and accessories for the PlayBabies line is being introduced in 2007. The existing Newborn Nursery® dolls continue to appeal to young girls from age five through the pre-teen years. In 2007, the Newborn Nursery® concept will be expanded to include “mini-nurseries” in selected locations. The ASC line of artist-designed collectible dolls is being expanded in 2007 to include new dolls from new designers.

        At LPI, management has been reducing inventory levels and actively seeking to expand the customer base. During the past year, LPI added several new customers and certain existing customers have expanded the product lines that they carry.

Financial Services

        As discussed previously, during the year ended December 31, 2006, the Bank purchased $19.74 million of loans and loan participations from LMOD and $3.58 million of loans were paid off by borrowers. Also during 2006, eleven leased properties were sold to unrelated parties which resulted in net proceeds of $14.00 million. At December 31, 2006, the financial services business segment’s remaining assets totaled $3.52 million and consisted primarily of cash and one leased property. The Company does not intend to continue in the financial services business segment after the segment’s assets are sold.

        The proceeds from the sales of the Financial Services Assets were primarily used to pay off $27.96 million of outstanding debt, to advance $1.85 million to the consumer products business segment for use in funding the operations of the consumer products business segment, to redeem shares of the preferred stock for an aggregate price of $4.22 million and to pay $0.89 million in preferred stock dividends.

        After the merger of BMSBLC with and into LMOD on January 1, 2006, all intercompany loans were eliminated on the books of the Parent, BMSBLC, LMOD and LPI. During the year ended December 31, 2005, before intercompany eliminations, interest expense for the consumer products business segment and interest income to the financial services business segment was $1.05 million on intercompany loans.

        Pursuant to a Loan and Real Estate Services Agreement (the “Loan Services Agreement”), the Bank administered the loan and real estate portfolios of the Company from January 1, 2006 to June 30, 2006. The Bank received a monthly management fee equal to (a) 1/12 of 0.25% multiplied by the total outstanding principal balance of loans under management, (b) 1/12 of 0.25% multiplied by the total cost of all of the properties originally acquired by BMSBLC from Bando McGlocklin Real Estate Investment Corporation (the “Bando Investment Properties”) and (c) 6% of the rents from the real estate portfolio other than the Bando Investment Properties. For the year ended December 31, 2006, management fees paid to the Bank totaled $45,139. Between January 1, 2006, and June 30, 2006, Ms. Hauke, Chief Financial Officer of the Bank, was required to provide a maximum of 140 hours of accounting services under the Loan Services Agreement for an aggregate fee of $17,500. Also under the Loan Services Agreement for the six months ended June 30, 2006, LMOD paid the Bank a fee of $19,554 for rent, real estate taxes, and building related and overhead expenses. No additional fees were paid under the Loan Services Agreement. The Loan Services Agreement was terminated effective June 30, 2006.

        For the year ended December 31, 2005, the loan and real estate portfolios of the financial services business segment were administered and managed by the Bank under the Management Agreement using the terms of (a), (b) and (c) above. The Management Agreement also required the employees of the Bank to provide loan management, leasing and accounting services to the Company for a fee, payable monthly. Management fee expense for the year ended December 31, 2005 totaled $748,618. Overhead expenses were also shared between the two entities in accordance with the Management Agreement. The Company also rented space from the Bank under a lease agreement which ended on December 31, 2005. Rent expense for the year ended December 31, 2005, was $64,776.

        George R. Schonath, was the President and Chief Executive Officer of the Parent until December 31, 2005 and provided services to the financial services business segment under the Management Agreement until December 31, 2005. However, Mr. Schonath was not separately compensated by any of the Company’s entities. The Bank is a wholly-owned subsidiary of IBI, which is owned by George Schonath and members of his family.

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

        Inventory and allowance for obsolete and excess inventory. Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. LMOD and LPI provide an allowance for obsolete inventory items based on management’s estimate. Management reviews all excess quantities, slow-moving or obsolete inventory items in order to determine the appropriate allowance for obsolete inventory. The inventory allowance reflects the estimated markdown necessary to liquidate the slow-moving inventory items.

        Goodwill. Goodwill is reviewed by management at least annually for impairment. An impairment review is designed to determine whether the fair value, and the related recorded goodwill, of a reporting unit is below its carrying value. Management estimates the fair value based upon the present value of future expected cash flows using management’s best estimates of assumptions for sales and expenses. Any goodwill impairment losses are charged to operations.

        Deferred income tax assets and liabilities. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to different methods used for depreciation for income tax purposes, vacation accruals, net operating losses, capitalization requirements of the Internal Revenue Code, allowances for doubtful accounts and obsolete inventory and charitable contribution carryforwards. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

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

        Deferred income tax assets and liabilities. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to different methods used for depreciation for income tax purposes, allowances for loan losses, and allowances for impairment of leased properties.

Results of Operations for the years ended December 31, 2006 and December 31, 2005

        The Company’s total net loss applicable to common stock shareholders for the year ended December 31, 2006 was $0.38 million, or $0.10 per common share (diluted), as compared to $1.55 million, or $0.42 per common share (diluted), for the year ended December 31, 2005. The Company recorded a $2.27 million gain on the redemption of certain shares of the Company’s preferred stock in December, 2006.

        The consumer products business segment’s net loss increased $1.49 million when comparing the year ended December 31, 2006 to the year ended December 31, 2005. Net sales decreased $2.29 million and gross profit decreased $1.96 million when comparing the two years. The reduction in gross profit was offset by a reduction in operating expenses of $0.78 million, before litigation settlements. During the third quarter of 2005, LMOD received $225,000 in proceeds from the settlement of a copyright infringement lawsuit which reduced the 2005 operating expenses.

        The financial services business segment’s net income increased $0.39 million when comparing the year ended December 31, 2006 to the year ended December 31, 2005, primarily due to the sale of leased properties. Substantially all of the Financial Services Assets were sold during the year ended December 31, 2006. The net proceeds from the sale of the Financial Services Assets was used to pay off indebtedness and to partially redeem shares of the Company’s outstanding preferred stock. The Company does not intend to continue the financial services business segment after the segment’s remaining assets are sold.

Consumer Products

        The consumer products business segment’s net loss for the year ended December 31, 2006, was $3.41 million. The cash required to finance this loss was partially provided by a reduction in accounts receivable and by reductions in inventory levels. Also, during 2006, the financial services business segment provided $1.85 million in cash to the consumer products business segment.

        Net sales from the consumer products business segment for the year ended December 31, 2006, decreased 16% to $12.04 million from $14.33 million for the year ended December 31, 2005. Net sales at LMOD decreased $1.49 million and net sales at LPI decreased $0.80 million. Sales to dealers of ASC dolls decreased $1.79 million and sales of play dolls decreased $0.85 million. These sales decreases were offset by the introduction of the new PlayBabies line at the end of 2006. The demand for the PlayBabies line exceeded management’s projections and additional PlayBabies product was shipped by air from China to meet the fourth quarter demand. At the present time twenty-eight Newborn Nursery® boutiques remain open which accounted for approximately 12% of net sales in 2006. The exclusivity agreement for Newborn Nursery® boutiques with the Saks Department Store Group expires December 1, 2007. LPI’s sales decreased due to overall reductions in ordering levels from existing customers.

        Cost of goods sold decreased 3% to $8.92 million for the year ended December 31, 2006, compared to $9.23 million for the year ended December 31, 2005. Total gross profit margin decreased to 26% from 36% in the prior year. LMOD’s gross profit margin decreased to 27% from 38% primarily due to special incentive ordering packages for ASC dolls and play dolls, which were offered to reduce inventory levels. Increased raw material costs from China also contributed to the reduction in the gross profit margin. Due to the need to air ship PlayBabies products in the fourth quarter of 2006, the PlayBabies line did not contribute significantly to gross profit in 2006. LPI’s gross profit margin decreased to 25% from 32% due to price concessions on certain product lines.

        Total operating expenses of the consumer products business segment for the year ended December 31, 2006, were $6.70 million compared to $7.26 million for the year ended December 31, 2005, an 8% decrease. During the third quarter of 2005, LMOD received $225,000 in proceeds from the settlement of a copyright infringement lawsuit which reduced the 2005 operating expenses. Sales and marketing expense decreased $0.16 million at LMOD and $0.05 million at LPI when comparing the year ended December 31, 2006 to 2005. LMOD increased spending for dealer promotional materials, but this increase was offset by a reduction in expenses related to the introduction of Newborn Nursery® boutiques in 2005. At LPI the decrease in expense was primarily due to a reduction in outside sales commissions. New product development costs increased $0.07 million when comparing the year ended December 31, 2006 to the year ended December 31, 2005 due to development costs related to the introduction of the PlayBabies line. General and administrative expenses decreased $0.64 million when comparing the two years. At LMOD the relocation of the office and warehouse space as well as a reduction in personnel related costs and depreciation contributed to the reduction in general and administrative expenses. LPI’s general and administrative expenses decreased slightly when comparing the two years primarily due to a decrease in warehouse expense.

        Other income decreased $0.09 million when comparing the year ended December 31, 2006 to 2005. During the year ended December 31, 2005, LMOD received income relating to special projects which did not reoccur in 2006. LPI’s other income decreased when comparing the two years due to a reduction in rental income which LPI received from a tenant in its building.

        For the years ended December 31, 2006 and December 31, 2005, no income tax expense (benefit) was recognized due to changes in the deferred income tax valuation allowance. Management determined in 2004, based on the level of the continuing losses of the consumer products business segment, that it would provide a valuation allowance for the full amount of net operating loss carryforwards and other net deferred income tax assets, due to uncertainties of realization in the near term. If the consumer products business segment becomes profitable, the existing net operating loss carryforwards should be available to be utilized against future taxable income. In assessing the recoverability of deferred income tax assets, including net operating loss carryforwards, management considers whether it is more likely than not, in the foreseeable future, that some portion or all of the deferred income tax assets will not be realized. The realization of deferred income tax assets in this instance is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards would be available to offset the taxable income. The loss carryforwards expire at various dates through 2026. At December 31, 2006 no income tax expense was recorded and there were unused net operating loss carryforwards of approximately $12.3 million to be used to offset against future federal taxable income.

Financial Services

        The financial services business segment’s net income was $1.66 million for the year ended December 31, 2006, compared to net income of $1.27 million for the year ended December 31, 2005.

        Interest income on loans decreased 81% to $0.32 million for the year ended December 31, 2006, as compared to $1.72 million for the year ended December 31, 2005. The decrease in interest income was due to loan payoffs and the sale of loans and loan participations. As discussed previously, as of September 8, 2006, LMOD completed the sale of substantially all of its loans and loan participations to the Bank. During the year ended December 31, 2006, the Bank purchased $19.74 million of loans and loan participations and $3.58 million of loans were paid off. At December 31, 2006, LMOD’s loan portfolio consisted of six loans totaling $463,575. Four of these loans to two borrowers, totaling $395,751, are non-accrual loans and two of the four loans are presently in foreclosure proceedings. In the third quarter of 2006, management established an allowance for loan losses of $250,000 against the non-accrual loans.

        Rental income decreased 57% to $0.77 million for the year ended December 31, 2006, as compared to $1.80 million for the year ended December 31, 2005, due to leased property sales. Eleven properties were sold during 2006 resulting in a gain of $2.24 million. During the third quarter of 2006, a provision for impairment of leased properties of $98,812 was recorded on a vacant leased property which was sold in the fourth quarter of 2006. At December 31, 2006, leased properties held for sale consisted of one commercial building with a carrying cost of $1.41 million. In accordance with the terms of the lease, the lessee has given advance notice that they will be vacating the property as of July 15, 2007. The property is presently listed for sale for $2.0 million. The tenant was current in its rent payment as of December 31, 2006.

        Other income for the year ended December 31, 2006, consisted primarily of $75,793 of interest income and $34,633 of proceeds from the sale of fully depreciated furniture and equipment. Other income for the year ended December 31, 2005, consisted primarily of prepayment penalties, letter of credit fees and late payment fees.

        Interest expense decreased 82% to $0.32 million for the year ended December 31, 2006, as compared to $1.77 million for the year ended December 31, 2005. As of December 31, 2006, the Company no longer had a line of credit with any financial institution. The previous line of credit agreement with US Bank was paid off in August, 2006 using proceeds from the sale of loans, loan participations and leased properties.

        The financial services business segment had a term note which had a fixed rate of interest of 6.98% per year through its maturity on June 1, 2013, with the State of Wisconsin Investment Board. In February, 2006, the note balance of $5.0 million was paid in full with proceeds from the bank line of credit. The prepayment of the term note required a prepayment penalty of $289,034 in the first quarter of 2006.

        Depreciation expense decreased $214,899 due to leased property sales and vacancies when comparing the year ended December 31, 2006 to the year ended December 31, 2005. Management fees for loans, loan participations and leased properties under the Management Agreement decreased $703,479 due to the termination of the Management Agreement in June, 2006, as well as due to the decrease in Financial Services Assets in the first six months of 2006. For the year ended December 31, 2006, the compensation expense of $253,539 consisted of the amount paid to the consumer products business segment for the services of employees. For the year ended December 31, 2005, a similar expense of $550,096 was included in the management fee expense paid to the Bank. Other operating expenses decreased $255,873 due to decreases in directors fees, insurance costs, legal fees, leased property expenses, and fees paid to the Bank for rent, real estate taxes, and building related and overhead expenses.

        As discussed previously, as of January 1, 2006, BMSBLC merged with and into LMOD and no longer qualified as a REIT. Therefore for the year ended December 31, 2006, the Company (consisting of the Parent, LMOD and LPI) operated as a C Corporation under the Code. The Company intends to file a consolidated federal income tax return for the year ended December 31, 2006. For the year ended December 31, 2005, the Parent and its REIT subsidiary, BMSBLC, qualified as a real estate investment trust under the Code. Accordingly, they were not subject to income tax on taxable income that was distributed to common shareholders. However, the REIT retained capital gains from the sale of real estate and paid income tax on that gain. The Parent realized $1.78 million in capital gains and accrued $0.55 million in income taxes for the year ended December 31, 2005.

Corporate

        In November, 2006, the Company commenced a tender offer to redeem up to 246,154 shares of preferred stock (with a right to redeem up to an additional 13,483 shares) at a price of $16.25 per share. Shareholders tendered 348,538 shares of preferred stock and the Company redeemed 259,574 shares of preferred stock at $16.25 per share in December, 2006. Shareholders who tendered their preferred stock in this offering did not receive a dividend payment for the quarter ended December 31, 2006.

        The following table provides detail regarding the gain on the redemption of the 259,574 shares of preferred stock in December 2006.

12/31/2006
Payment for the redemption of 259,574 shares of preferred stock	$(4,218,077)
Carrying value of shares at redemption date ($25 per share)	6,489,350
Accrued fourth quarter dividends on shares redeemed	75,878
Expenses incurred in connection with redemption	(79,048)

Gain on redemption of preferred stock	$2,268,103

Consolidated Balance Sheets at December 31, 2006 and 2005

Consumer Products

        The consumer products business segment’s net loss for the year ended December 31, 2006, was $3.41 million. The cash required to finance this loss was partially provided by a reduction in accounts receivable and by reductions in inventory levels. Also, during 2006, the financial services business segment provided $1.85 million in cash to the consumer products business segment.

        Total assets of the consumer products business segment were $12.83 million as of December 31, 2006, and $14.55 million as of December 31, 2005, a 12% decrease. Cash increased to $0.96 million at December 31, 2006, from $0.08 million at December 31, 2005.

        Accounts receivable, net of the allowance for doubtful accounts, decreased to $2.20 million at December 31, 2006, from $2.83 million at December 31, 2005, due to lower fourth quarter sales in 2006. LPI’s trade receivables decreased $0.16 million and LMOD’s trade receivables decreased $0.44 million, while other receivables decreased by $0.03 million.

        Inventory and prepaid inventory, net of the allowance for obsolescence, decreased to $4.19 million at December 31, 2006, compared to $4.97 million at December 31, 2005. The decrease in the inventory level was accomplished using inventory control procedures and the sale of overstocked items to align inventory levels to be consistent with reduced sales. LMOD’s inventory level decreased $0.69 million to $2.46 million, and LPI’s inventory decreased $0.09 million to $1.73 million. Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

        Property and equipment, net of accumulated depreciation, decreased by $0.60 million as of December 31, 2006, compared to December 31, 2005, primarily due to depreciation. Property and equipment increased by a net of $0.12 million while accumulated depreciation increased by $0.72 million. Other prepaid expenses decreased $0.09 million from December 31, 2005 to December 31, 2006.

        Goodwill was recorded when the Company purchased the remaining interest in the stock from the estate of Lee Middleton, the founder of LMOD, on April 30, 1998. The purchase price exceeded the carrying value by $0.62 million. As of December 31, 2005, the balance of the goodwill, net of previous accumulated amortization, was $506,145. For the year ended December 31, 2006, management concluded that the goodwill was impaired and $506,145 was charged to operations in 2006.

        Other liabilities decreased $0.29 million to $1.42 million at December 31, 2006, from $1.71 million at December 31, 2005, primarily due to decreases in accrued salaries and accrued vendor rebates.

Financial Services

        Total assets of the financial services business segment were $3.52 million as of December 31, 2006 and $37.79 million as of December 31, 2005. Cash increased to $1.74 million at December 31, 2006 from $0.20 million at December 31, 2005.

        Interest receivable decreased to $423 as of December 31, 2006, from $113,854 at December 31, 2005, due to the sale of loans and loan participations during 2006. The tenant advance decreased $97,340 from December 31, 2005 due to scheduled repayments during 2006.

        Total loans decreased by $23.32 million to $463,575 at December 31, 2006, from $23.79 million at December 31, 2005. As discussed previously, during 2006 the Bank purchased $19.74 million of loans and loan participations from LMOD and $3.58 million of loans were paid off. At December 31, 2006, LMOD’s loan portfolio consisted of six loans totaling $463,575. Four of these loans to two borrowers totaling $395,750 are non-accrual loans. Two of the four loans totaling $227,963 are in foreclosure. During the third quarter of 2006, LMOD recorded a $250,000 provision for losses on loans. In 2005, there was no allowance for loan losses.

        Leased properties, net of accumulated depreciation, decreased to $1.41 million as of December 31, 2006, compared to $13.41 million as of December 31, 2005, primarily due to the sale of eleven leased properties which resulted in a net gain of $2.24 million. During the third quarter of 2006, a provision for impairment of leased properties of $98,812 was recorded on a vacant leased property which was sold in the fourth quarter of 2006. At December 31, 2006, leased properties held for sale consisted of one commercial building with a carrying cost of $1.41 million. The property is presently listed for sale for $2.0 million. In accordance with the terms of the lease, the lessee has given advance notice that they will be vacating the property as of July 15, 2007. The tenant was current in its rent payment at December 31, 2006. LMOD also has a tenant advance related to the leased property from this tenant. The balance of the tenant advance at December 31, 2006, was $137,293. LMOD expects that the advance will be paid off at the termination of the lease in July, 2007.

        Other assets at December 31, 2006 and December 31, 2005, consisted primarily of prepaid insurance.

        The financial services business segment’s indebtedness decreased during 2006 as a result of the payment of debt using the proceeds from the sale of the Financial Services Assets.

Financial services segment’s debt	12/31/2006	12/31/2005
Lines of credit	--	$22.82 million
SWIB note payable	--	$5.00 million
SWIB loan participation	--	$0.14 million

        As of December 31, 2006, the Company no longer had a line of credit with any financial institution. As noted above, the previous line of credit agreement with US Bank was paid off in August, 2006 using proceeds from the sale of the Financial Services Assets.

        Long-term debt at December 31, 2005, consisted of a term note of $5.0 million and $0.14 million of loan participations with repurchase options. In January, 2006, the $0.14 million of loan participations were repaid and in February of 2006, the term note was repaid using proceeds from the bank line of credit facility.

        Accrued liabilities decreased to $56,333 at December 31, 2006, as compared to $930,681 at December 31, 2005, primarily due to the payment in January, 2006 of $546,917 in accrued income taxes from the sale of leased properties during 2005. Accrued liabilities were also reduced due to decreases in accrued real estate taxes and security deposits as leased properties were sold.

	12/31/2006	12/31/2005
Redeemable preferred stock, at cost
414,617 shares at 12/31/2006, and
674,191 shares at 12/31/2005	$10.37 million	$16.85 million

        As discussed previously, in November, 2006, the Company commenced a tender offer to redeem up to 246,154 shares of preferred stock (with a right to redeem up to an additional 13,483 shares) at a price of $16.25 per share. Shareholders tendered 348,538 shares of preferred stock and the Company redeemed 259,574 shares of preferred stock at $16.25 per share in December, 2006. Shareholders who tendered their preferred stock in this offering did not receive a dividend payment for the quarter ended December 31, 2006.

Liquidity and Capital

        The consumer products business segment has incurred net losses and negative cash flows from operating activities over the past four years and the Company had an accumulated deficit of $5.66 million at December 31, 2006. The sale of the Financial Services Assets during 2006 generated sufficient cash to allow the Company to pay off debt, to fund operations, and to partially redeem shares of the Company’s outstanding preferred stock. Absent any adverse factors outside the control of the Company, management expects that the cash that will be generated from existing operations together with existing cash balances and other potential sources of financing will be sufficient to provide the necessary cash to meet operating and working capital requirements during through June 30, 2008. The Company is required to redeem $10.37 million of preferred stock by July 1, 2008, to the extent the Company has legally available funds for the redemption and it is otherwise permitted under Wisconsin law. (See Note 15 of the Notes to Consolidated Financial Statements, in Item 7 “Consolidated Financial Statements”, herein.) The Company is considering various financial alternatives in order to address all of its financial obligations, including the required redemption of preferred stock.

Off Balance Sheet Arrangements

        There were no undisbursed construction or loan commitments at December 31, 2006.

        As of November 12, 2003, the Parent extended a guarantee to a supplier of LMOD in which the Parent has agreed to unconditionally guarantee all obligations of LMOD to the supplier. It is anticipated that the maximum amount of the guarantee will not exceed $0.60 million, however, the amount of the guarantee is unlimited and the amount of the obligation could increase in the future. As of December 31, 2006, LMOD owed the supplier approximately $250,000.

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

        In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The standard is required to be adopted by the Company on January 1, 2007. Management is currently analyzing the impact of this interpretation on the Company’s consolidated financial statements.

Establishing Standards on Measuring Fair Value

        In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. The statement establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. Management will be required to adopt this statement beginning in 2008. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting for Defined Benefit Pension and Other Postretirement Plans

        In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS No. 158 amends SFAS No. 87, 88, 106 and 132(R). SFAS No. 158 requires employers to recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status. Secondly, it requires employers to measure the plans assets and obligations that determine its funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur with the changes reported in comprehensive income. The standard is required to be adopted by entities having fiscal years ending after December 15, 2006. Because the Company does not have any defined benefit plan or other postretirement plans, this standard is not expected to have an impact on the Company’s consolidated financial statements.

Quantifying Financial Statement Misstatements

        In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses the views of the SEC regarding the process of quantifying financial statement misstatements to determine if any restatement of prior financial statements is required. SAB 108 addresses the two techniques commonly used in practice in accumulating and quantifying misstatements, and requires that the technique with the most severe result be used in determining whether a misstatement is material. SAB 108 was adopted by the Company on December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

Fair Value Option

        In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to elect the fair value option may be applied instrument by instrument, is irrevocable and is applied to the entire instrument and not to only specified risks, specific cash flows or portions of that instrument. An entity is restricted in choosing the dates to elect the fair value option for an eligible item. Adoption of SFAS No. 159 is effective for the Company on January 1, 2008. Early adoption is permitted, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements”. Management of the Company is currently evaluating the potential impact of SFAS No. 159 on the Company’s consolidated financial statements.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

        This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may”, “will”, “could”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. In addition to the risk factors described in Item 1 of this Annual Report on Form 10-KSB, factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to:

•	demand for the Company’s consumer products;
•	the degree of success of the strategy to reduce expenses and to increase revenue at the consumer products business segment;
•	competition;
•	general economic conditions, including the condition of the local real estate market;
•	legislative/regulatory changes;
•	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
•	the quality or composition of the loan and real estate portfolios;
•	payment when due of principal and interest on loans made by the Company;
•	payment of rent by lessees of the Company’s properties;
•	the necessity to make additions to the Company’s allowance for doubtful accounts;
•	the necessity to make additions to the Company's allowance for obsolete inventory;
•	the timing of sales and the selling prices of the Company’s remaining leased real estate;
•	the ability of the Company to provide the necessary cash to meet operating and working capital requirements beyond 2007; and
•	the ability of the Company to provide the necessary cash to redeem the remaining outstanding preferred stock

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 7.	Consolidated Financial Statements

The Middleton Doll Company

Consolidated Financial Statements

Contents

Report of Virchow, Krause & Company, LLP, Independent Registered Public Accounting Firm	21
Consolidated Balance Sheets as of December 31, 2006 and 2005	22
Consolidated Statements of Operations
For the years ended December 31, 2006 and 2005	24
Consolidated Statements of Shareholders' Equity
For the years ended December 31, 2006 and 2005	26
Consolidated Statements of Cash Flows
For the years ended December 31, 2006 and 2005	27
Notes to Consolidated Financial Statements	29

Financial Statement Schedules

Schedule I Condensed Financial Information of Registrant	51
Schedule II Valuation and Qualifying Accounts	51
Schedule IV Mortgage Loans on Real Estate	52

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
The Middleton Doll Company

We have audited the accompanying consolidated balance sheets of The Middleton Doll Company and subsidiaries (the “Company”), as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. We have also audited the financial statement schedules listed in Item 7. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Middleton Doll Company and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules listed in Item 7, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Virchow, Krause & Company, LLP

Milwaukee, Wisconsin
March 22, 2007

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

ASSETS

	2006	2005
CONSUMER PRODUCTS
Current Assets:
Cash and cash equivalents	$961,527	$83,817
Accounts receivable, net	2,203,751	2,831,259
Inventory, net	3,722,700	4,885,588
Prepaid inventory	466,699	79,480
Other prepaid expenses	87,448	174,003

Total current assets	7,442,125	8,054,147
Property and equipment, net	5,392,659	5,990,003
Goodwill	--	506,145

Total Consumer Products Assets	12,834,784	14,550,295

FINANCIAL SERVICES
Cash and cash equivalents	1,738,561	203,356
Interest receivable	423	113,854
Tenant advance	137,293	234,633
Loans held for investment, net	213,575	8,044,940
Loans held for sale	--	15,744,681
Leased properties, net	--	6,606,281
Leased properties, net, listed for sale or under
contract to be sold	1,413,788	6,806,178
Other assets	20,610	39,963

Total Financial Services Assets	3,524,250	37,793,886

TOTAL ASSETS	$16,359,034	$52,344,181

See accompanying Notes to Consolidated Financial Statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2006	2005
LIABILITIES
CONSUMER PRODUCTS
Accounts payable	$996,846	$990,013
Accrued royalties	90,433	82,703
Accrued real estate and personal property taxes	83,203	65,378
Accrued salaries	90,492	136,429
Accrued vendor rebates	56,667	209,963
Accrued liabilities	99,965	226,171

Total Consumer Products Liabilities	1,417,606	1,710,657

FINANCIAL SERVICES
Lines of credit	--	22,820,000
State of Wisconsin Investment Board notes payable	--	5,000,000
Loan participations with repurchase options	--	135,254
Accrued liabilities	56,333	930,681

Total Financial Services Liabilities	56,333	28,885,935
PREFERRED SHARES SUBJECT TO MANDATORY
REDEMPTION	10,365,425	16,854,775

Total Company Liabilities	11,839,364	47,451,367

SHAREHOLDERS’ EQUITY
Common stock, $0.0667 cents par value,
15,000,000 shares authorized, 4,401,599 shares issued,
3,727,589 shares outstanding at December 31, 2006 and 2005	293,441	293,441
Additional paid-in capital	16,607,688	16,604,744
Accumulated deficit	(5,655,537)	(5,279,449)
Treasury stock, 674,010 shares, at December 31, 2006
and 2005, at cost	(6,725,922)	(6,725,922)

	4,519,670	4,892,814

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$16,359,034	$52,344,181

See accompanying Notes to Consolidated Financial Statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006 and 2005

	2006	2005
CONSUMER PRODUCTS
NET SALES	$12,044,872	$14,328,082
COST OF GOODS SOLD	8,917,258	9,233,667

Gross Profit	3,127,614	5,094,415

OPERATING EXPENSES (INCOME)
Sales and marketing	2,202,305	2,409,896
New product development	1,014,943	953,742
General and administrative	2,975,745	4,120,811
Impairment of goodwill	506,145	--
Litigation settlements	--	(225,000)

Total Operating Expenses	6,699,138	7,259,449
Net operating loss	(3,571,524)	(2,165,034)

OTHER INCOME (EXPENSE)
Interest expense	--	(1,314)
Other income, net	160,163	247,635

Net Other Income	160,163	246,321
Loss before income taxes and intercompany
charges	(3,411,361)	(1,918,713)
Less: Applicable income tax expense	--	--

LOSS BEFORE INTERCOMPANY
CHARGES - CONSUMER PRODUCTS	$(3,411,361)	$(1,918,713)

FINANCIAL SERVICES
REVENUES
Interest on loans	$323,992	$1,717,316
Rental income	770,530	1,796,937
Gain on sale of leased properties	2,235,207	1,779,964
Other income	117,001	38,826

Total Revenues	3,446,730	5,333,043

EXPENSES
Interest expense	321,388	1,769,736
Depreciation expense	138,714	353,613
Management fee expense	62,639	748,618
Compensation expense	236,039	--
Provision for impairment of leased property	98,812	--
Provision for losses on loans	250,000	--
Loss on early extinguishment of indebtedness	289,034	--
Other operating expenses	389,074	644,947

Total Expenses	1,785,700	3,516,914

Income before income taxes and
intercompany revenue	1,661,030	1,816,129
Less: Applicable income tax expense	--	(546,917)

INCOME BEFORE INTERCOMPANY
REVENUE - FINANCIAL SERVICES	$1,661,030	$1,269,212

See accompanying Notes to Consolidated Financial Statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
Years Ended December 31, 2006 and 2005

	2006	2005
TOTAL COMPANY
Income (loss) before income taxes and
intercompany activity
Consumer products	$(3,411,361)	$(1,918,713)
Financial services	1,661,030	1,816,129

Total Company	(1,750,331)	(102,584)
Income tax expense	--	(546,917)

NET LOSS	(1,750,331)	(649,501)
Preferred stock dividends	(893,860)	(905,101)
Gain on redemption of preferred stock, net
of accrued dividends and expenses	2,268,103	--

NET LOSS AVAILABLE TO
COMMON SHAREHOLDERS	$(376,088)	$(1,554,602)

Basic loss per common share	$(0.10)	$(0.42)

Diluted loss per common share	$(0.10)	$(0.42)

Weighted average shares outstanding	3,727,589	3,727,589

Dividend paid per preferred stock share	$1.3425	$1.3425

SEGMENT RECONCILIATION
CONSUMER PRODUCTS
Loss before intercompany charges	$(3,411,361)	$(1,918,713)
Interest expense to financial services segment	--	(1,051,272)

Total Segment Net Loss	(3,411,361)	(2,969,985)

FINANCIAL SERVICES
Income before intercompany revenue	1,661,030	1,269,212
Interest income from consumer products segment	--	1,051,272

Total Segment Net Income	1,661,030	2,320,484

NET LOSS	$(1,750,331)	$(649,501)

See accompanying Notes to Consolidated Financial Statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2006 and 2005

	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
BALANCES - December 31, 2004	$293,441	$16,604,744	$(3,724,847)	$(6,725,922)	$6,447,416
Net loss - 2005	--	--	(649,501)	--	(649,501)
Cash dividends on preferred stock -
5.37% dividend rate	--	--	(905,101)	--	(905,101)

BALANCES - December 31, 2005	$293,441	$16,604,744	$(5,279,449)	$(6,725,922)	$4,892,814
Net loss - 2006	--	--	(1,750,331)	--	(1,750,331)
Stock-based compensation	--	2,944	--	--	2,944
Gain on redemption of preferred stock, net	--	--	2,268,103	--	2,268,103
Cash dividends on preferred stock -
5.37% dividend rate	--	--	(893,860)	--	(893,860)

BALANCES - December 31, 2006	$293,441	$16,607,688	$(5,655,537)	$(6,725,922)	$4,519,670

See accompanying Notes to Consolidated Financial Statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006 and 2005

	2006	2005
CONSUMER PRODUCTS
CASH FLOWS FROM OPERATING ACTIVITIES
Segment net loss	$(3,411,361)	$(2,969,985)
Adjustments to reconcile segment net loss to
net cash flows from operating activities
Depreciation	716,110	870,179
Impairment of goodwill	506,145	--
Loss (gain) on sale of property	17,874	(59,725)
Provision for losses on accounts receivable	36,512	925
Provision for obsolete inventory	119,472	227,241
Net change in:
Accounts receivable	590,996	(750,863)
Inventory	656,197	(722,484)
Other assets	86,555	338,932
Accounts payable	6,833	241,661
Other liabilities	(299,884)	101,266

Net Cash Flows used in Operating Activities	(974,551)	(2,722,853)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(137,990)	(261,295)
Proceeds from sale of equipment	1,350	90,099

Net Cash Flows used in Investing Activities	(136,640)	(171,196)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in short term borrowings	--	(220,000)
Net intercompany transactions	1,988,901	3,179,889

Net Cash Flows from Financing Activities	1,988,901	2,959,889

Net Change in Cash and Cash Equivalents	877,710	65,840
CASH AND CASH EQUIVALENTS - BEGINNING
OF YEAR	83,817	17,977

CASH AND CASH EQUIVALENTS - END OF YEAR	$961,527	$83,817

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$--	$3,626

See accompanying Notes to Consolidated Financial Statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2006 and 2005

	2006	2005
FINANCIAL SERVICES
CASH FLOWS FROM OPERATING ACTIVITIES
Segment net income	$1,661,030	$2,320,484
Adjustments to reconcile segment net income to
net cash flows from operating activities
Depreciation	138,714	353,613
Provision for losses on loans	250,000	--
Provision for impairment of leased property	98,812	--
Gain on sale of leased properties	(2,235,207)	(1,779,964)
Gain on sale of furniture and fixtures	(34,633)	--
Stock-based compensation expense	2,944	--
Net change in:
Interest receivable	113,431	117,906
Tenant advance and other assets	116,693	234,854
Accrued liabilities	(874,348)	(33,587)

Net Cash Flows (used in) from Operating Activities	(762,564)	1,213,306

CASH FLOWS FROM INVESTING ACTIVITIES
Net loan repayments received	3,584,338	9,051,222
Proceeds from sale of leased properties	14,001,829	10,248,678
Proceeds from sale of loans	19,741,708	--
Purchase or improvements to leased property	(5,477)	(2,841)
Proceeds from sale of furniture and fixtures	34,633	--

Net Cash Flows from Investing Activities	37,357,031	19,297,059

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in commercial paper borrowings	--	(7,065,959)
Net decrease in lines of credit	(22,820,000)	(7,930,000)
Repayment of SWIB notes	(5,000,000)	(666,667)
Repayment of loan participations with repurchase options	(135,254)	(1,187,553)
Net intercompany transactions	(1,988,901)	(3,179,889)

Net Cash Flows used in Financing Activities	(29,944,155)	(20,030,068)

Net Cash Flows from Financial Services	6,650,312	480,297
Payment for redemption of preferred stock, including expenses	(4,297,126)	--
Preferred stock dividends paid	(817,981)	(905,101)

Net Cash Flows used in Redemption of Preferred Stock
and Preferred Stock Dividends	(5,115,107)	(905,101)

Net Change in Cash and Cash Equivalents	1,535,205	(424,804)
CASH AND CASH EQUIVALENTS - BEGINNING
OF YEAR	203,356	628,160

CASH AND CASH EQUIVALENTS - END OF YEAR	$1,738,561	$203,356

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$321,388	$1,769,939
Cash paid for income taxes	$546,917	$128,371
NONCASH INVESTING AND FINANCING ACTIVITIES
Loans held for investment transferred to loans held for sale	$4,007,671	$15,734,037

See accompanying Notes to Consolidated Financial Statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 1 – Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements of The Middleton Doll Company and Subsidiaries (the “Company”) include the accounts of The Middleton Doll Company (the “Parent”), and its wholly-owned subsidiary, Lee Middleton Original Dolls, Inc. (“LMOD”) and LMOD’s wholly-owned subsidiary, License Products, Inc. (“LPI”). The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Nature of Business

The Company presently consists of two business segments; the consumer products business segment and the financial services business segment. The Company’s segments conducted substantially all of their business in the United States.

The consumer products business segment consists of a portion of LMOD and LPI. LMOD is a designer and distributor of lifelike collectible and play dolls and LPI is a designer and distributor of clocks and home décor products.

Prior to January 1, 2006, the financial services business segment consisted of the Parent and its wholly-owned subsidiary Bando McGlocklin Small Business Lending Corporation (“BMSBLC”). On January 1, 2006, BMSBLC was merged with and into LMOD with LMOD as the surviving corporation. During 2006, the Company sold substantially all of the assets of the financial services business segment and used the net proceeds to pay off indebtedness and to redeem certain shares of the Company’s outstanding preferred stock. The Company does not intend to continue in the financial services business segment after all of the segment’s assets are sold.

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

Segment Information

The Company is reporting segment assets, liabilities, sales and operating income and expenses in the same format reviewed by the Company’s management. As discussed previously, the Company has two reportable segments: consumer products (which includes a portion of LMOD and LPI) and financial services (which includes the Parent and a portion of LMOD (formerly known as BMSBLC)). Segment information required to be disclosed is included in the accompanying consolidated financial statements. Intersegment charges are reflected in the segment reconciliation on the consolidated statements of operations and on the consolidated statements of cash flows.

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
December 31, 2006 and 2005

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

Allowance for Loan Losses

A loan is considered on non-accrual status when, based on current information and events, it is probable that the lender will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining non-accrual status include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Non-accrual status is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Management reviews the value of the collateral on each loan to determine if an allowance for loan losses is necessary. During the year ended December 31, 2006, management established a loan loss allowance of $250,000. There was no loan loss allowance during 2005.

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $175,248 and $155,000 at December 31, 2006 and December 31, 2005, respectively. Accounts receivable are considered past-due when the amount due is ninety days past the terms of the invoice. At December 31, 2006, LPI did not have any past-due accounts and LMOD had past-due accounts totaling approximately $136,000.

Inventory

Inventories of LMOD and LPI are valued at lower of cost or market using the first-in, first-out (FIFO) method. Allowances are provided for obsolete and excess inventory. Inventories are presented net of an allowance for obsolete and excess inventory of $482,847 and $451,330 at December 31, 2006 and December 31, 2005, respectively.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates the recoverability of leased properties, property and equipment and goodwill annually or more frequently if events or circumstances indicate that an asset might be impaired. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Management determines fair value using discounted future cash flow analysis or other accepted valuation techniques. During the third quarter of 2006, an impairment provision of $98,812 was recorded on a vacant leased property which was sold in the fourth quarter of 2006. During the fourth quarter of 2006, management concluded that the remaining amount of goodwill was impaired and $506,145 was charged to operations in 2006.

Revenue Recognition

Revenue is recognized when legal title passes to the purchaser, which is primarily upon shipment of product or upon sale of real estate. Rental income is accrued on a monthly basis based on the lease agreement.

Product Development Costs

The costs of product development and product improvement are charged to expense as they are incurred. Research, development and product improvement costs are reported as a separate component of operating expenses and totaled $1,014,943, and $953,742 for the years ended December 31, 2006 and 2005, respectively.

Stock Based Compensation

On January 1, 2006, the Company adopted Statement of Accounting Standard (“SFAS”) No. 123R, Accounting for Stock-Based Compensation (“SFAS No. 123R”). SFAS No. 123R requires all share-based payment to employees, including grants of employee stock options, to be recognized as expense in the statement based on their fair values. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. The amount of compensation is measured at the fair value of the options when granted and this cost is expensed over the required service period, which is normally the vesting period of the options. SFAS No. 123R applies to awards granted or modified after January 1, 2006, or any unvested awards outstanding at December 31, 2005. The effect of the adoption of the new accounting principles on results of operations depends on the level of options grants, the vesting period for those grants, and the fair value of the options granted at such date. For the periods prior to January 1,

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 1 – Summary of Significant Accounting Policies (continued)

Stock Based Compensation (continued)

2006, the Company elected to remain with the former method of accounting under Accounting Principles Board Opinion 25 (“APB No. 25”) and has made the pro forma disclosures in Note 17 of net loss and loss per share as if the fair value method provided for in SFAS No. 123R had been adopted.

Income Taxes

For the year ended December 31, 2006, the Company was taxed as a C Corporation and will file a consolidated federal income tax return and individual state income tax returns, which are based on the determination of net income (loss) before the elimination of intercompany expenses.

Prior to January 1, 2006, the Parent and its subsidiary, BMSBLC, qualified as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, the REIT was not subject to income tax on taxable income that was distributed to common shareholders. However, the REIT was allowed to retain capital gains from the sale of real estate and pay income taxes on that gain. In January, 2006, the REIT paid $546,917 in income taxes from the sale of real estate during 2005. As of January 1, 2006, BMSBLC merged with and into LMOD and no longer qualifies as a REIT.

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to different methods used for depreciation for income tax purposes, deferred revenue, net operating losses, capitalization requirements of the Internal Revenue Code, allowances for doubtful accounts and obsolete inventory, and other carryforwards. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Shipping and Handling Costs

Shipping and handling costs charged to customers have been included in net sales. Shipping and handling costs incurred by the Company have been included in cost of goods sold.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $466,425 and $542,985 for the years ended December 31, 2006 and December 31, 2005, respectively.

Earnings Per Common Share

Earnings (loss) per common share are computed based upon the weighted average number of common shares outstanding during each year. In the computation of diluted earnings per common share, all dilutive stock options are assumed to be exercised at the beginning of each year and the proceeds are used to purchase shares of the Company’s common stock at the average market price during the year.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 1 – Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair values cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

        In June, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The standard is required to be adopted by the Company on January 1, 2007. Management is currently analyzing the impact of this interpretation on the Company’s consolidated financial statements.

Establishing Standards on Measuring Fair Value

        In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. The statement establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. Management will be required to adopt this statement beginning in 2008. Management believes the adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting for Defined Benefit Pension and Other Postretirement Plans

        In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS No. 158 amends SFAS No. 87, 88, 106 and 132(R). SFAS No. 158 requires employers to recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status. Secondly, it requires employers to measure the plans assets and obligations that determine its funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur with the changes reported in comprehensive income. The standard is required to be adopted by entities having fiscal years ending after December 31, 2006. Because the Company does not have any defined benefit plan or other post retirement plans, management believes this standard will not have an impact on the Company’s consolidated financial statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 1 – Summary of Significant Accounting Policies (continued)

Quantifying Financial Statement Misstatements

        In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses the views of the SEC regarding the process of quantifying financial statement misstatements to determine if any restatement of prior financial statements is required. SAB 108 addresses the two techniques commonly used in practice in accumulating and quantifying misstatements and requires that the technique with the most severe result be used in determining whether a misstatement is material. SAB 108 was adopted by the Company on December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

Fair Value Option

        In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to elect the fair value option may be applied instrument by instrument, is irrevocable and is applied to the entire instrument and not to only specified risks, specific cash flows or portions of that instrument. An entity is restricted in choosing the dates to elect the fair value option for an eligible item. Adoption of SFAS No. 159 is effective for the Company on January 1, 2008. Early adoption is permitted, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements”. Management of the Company is currently evaluating the potential impact of SFAS No. 159 on the Company’s consolidated financial statements.

Reclassifications

Certain 2005 amounts have been reclassified to conform with the 2006 presentation. The reclassifications have no effect on reported amounts of net (loss) income or equity.

NOTE 2 – Liquidity and Capital Resources

The consumer products business segment has incurred net losses and negative cash flows from operating activities over the past four years and the Company had an accumulated deficit of $5.66 million at December 31, 2006. The sale of the Financial Services Assets during 2006 generated sufficient cash to allow the Company to pay off debt, to fund operations, and to redeem certain shares of the Company’s outstanding preferred stock. Absent any adverse factors outside the control of the Company, management expects that the cash that will be generated from existing operations together with existing cash balances and other potential sources of financing will be sufficient to provide the necessary cash to meet operating and working capital requirements through June 30, 2008. The Company is required to redeem $10.37 million of preferred stock by July 1, 2008, to the extent the Company has legally available funds for the redemption and it is otherwise permitted under Wisconsin law. (See Note 15 of the Notes to Consolidated Financial Statements, in Item 7 “Consolidated Financial Statements”, herein.) The Company is considering various financial alternatives in order to address all of its financial obligations, including the required redemption of preferred stock.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 3 – Related Entity

Pursuant to a Loan and Real Estate Services Agreement (the “Loan Services Agreement”), which was terminated effective June 30, 2006, InvestorsBank (the “Bank”) administered the loan and real estate portfolios of the Company from January 1, 2006 to June 30, 2006. The Bank received a monthly fee equal to (a) 1/12 of 0.25% multiplied by the total outstanding principal balance of loans under management, (b) 1/12 of 0.25% multiplied by the total cost of all of the properties originally acquired by BMSBLC from Bando McGlocklin Real Estate Investment Corporation (the “Bando Investment Properties”) and (c) 6% of the rents from the real estate portfolio other than the Bando Investment Properties. For the year ended December 31, 2006, management fees totaled $45,139. In addition, Ms. Hauke, Chief Financial Officer of the Bank, was required to provide between January 1, 2006, and June 30, 2006, a maximum of 140 hours of accounting services under the Loan Services Agreement for an aggregate fee of $17,500. Also under the Loan Services Agreement, LMOD paid the Bank a fee of $19,554 for rent, real estate taxes, and building related and overhead expenses, which is included in other operating expenses during the year ended December 31, 2006. No additional fees were paid under the Loan Services Agreement. During the year ended December 31, 2006, the Bank paid the Company $34,633 for fully depreciated financial services furniture and fixtures which the Bank retained at the termination of the Loan Services Agreement. The purchase price of the furniture and fixtures was determined based on an estimate of fair value provided by a third party.

At December 31, 2005, the Company shared common management with InvestorsBancorp, Inc. (“IBI”), which owns the Bank. The Second Amended and Restated Management Services and Allocation of Expenses Agreement, dated June 1, 2004, (the “Management Agreement”) between the Company and the Bank, which terminated on December 31, 2005, required the employees of the Bank to provide loan management, leasing and accounting services to the Company for a fee, payable monthly. Management fee expense relating to the Management Agreement was $748,618 for the year ended December 31, 2005. Overhead expenses were also shared between the two entities in accordance with the Management Agreement. The Company also rented space from the Bank under a lease agreement which also ended on December 31, 2005. Rent expense was $64,776, for the year ended December 31, 2005, and is included in other operating expenses.

NOTE 4 – Concentrations

The consumer products business segment’s customers are not concentrated in any specific geographic region. For the year ended December 31, 2006, the consumer products business segment had one customer that accounted for $2.39 million or 20%, of the segment’s net sales. At December 31, 2006, this customer accounted for 12% of the consumer products business segment’s outstanding accounts receivable. For the year ended December 31, 2005, the consumer products business segment had two customers that accounted for $4.16 million or 29%, of the segment’s net sales. At December 31, 2005, these customers accounted for 27% of the consumer products business segment’s outstanding accounts receivable. The Company establishes an allowance for doubtful accounted based upon the factors surrounding its credit risk of specific customers, historical trends and other information. The Company routinely assesses the financial strength of its customers, and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

The consumer products business segment imports substantially all finished goods inventory from two suppliers in China.

Approximately 33% of LMOD’s labor force is subject to a collective bargaining agreement which has an expiration date of April 30, 2009.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 5 – Loans Held for Investment and Loans Held for Sale

On January 4, 2006, LMOD entered into an asset purchase agreement to sell substantially all of its loans and loan participations (previously owned by BMSBLC) to the Bank. The purchase price for the sale of the loans and loan participations was the total of the outstanding principal balance of all such loans and loan participations, plus accrued interest. During the year ended December 31, 2006, the Bank purchased $15.58 million of loans and loan participations under the asset purchase agreement. In addition, outside of the asset purchase agreement, the Bank purchased an additional $4.16 million of loans and loan participations under the same terms.

At December 31, 2006, the Company’s loan portfolio consisted of six loans totaling $463,575. Management expects that one loan totaling $11,763 will be paid off in 2007 and one loan totaling $56,062 will be paid off in 2008. The remaining loan balance of $395,750 is comprised of four non-accrual loans to two borrowers. Two of the non-accrual loans totaling $227,963 are presently in foreclosure proceedings. During the year ended December 31, 2006, management established a loan loss allowance of $250,000 against the non-accrual loans. No interest income was accrued or received on these non-accrual loans during the years ended December 31, 2006 and 2005. There were no loans charged off during 2006 and 2005.

NOTE 6 – Loans Sold with Repurchase Options

The Company did not sell any loans with repurchase options to third parties during the years ended December 31, 2006 and 2005. As of December 31, 2005, the balance of loan participations sold with repurchase options was $135,254. These loan participations were repurchased in the first quarter of 2006.

NOTE 7 – Inventory

Inventory consisted of the following at December 31:

	2006	2005
Raw materials	$296,397	$484,534
Work in process	--	23,828
Finished goods	3,909,150	4,828,556

	4,205,547	5,336,918
Allowance for obsolete and excess inventory	(482,847)	(451,330)

	$3,722,700	$4,885,588

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 8 – Leased Properties

The major categories of leased properties at December 31 are summarized as follows:

Leased Properties, Listed for Sale or Under Contract to be Sold
	2006	2005
Land	$107,800	$1,086,805
Buildings	1,571,178	6,689,564

Total	1,678,978	7,776,369
Less: accumulated depreciation	(265,190)	(970,191)

Net	$1,413,788	$6,806,178

Leased Properties
Land	$--	$565,266
Buildings	--	7,223,810

Total	--	7,789,076
Less: accumulated depreciation	--	(1,182,795)

Net	$--	$6,606,281

Depreciation expense on leased properties was $138,714, and $349,111 for the years ended December 31, 2006 and December 31, 2005, respectively.

During the year ended December 31, 2006, the Company sold eleven leased properties to third parties resulting in a net gain of $2.24 million. During the year ended December 31, 2005, the Company sold seven leased properties to third parties resulting in a net gain of $1.78 million.

The Company previously leased properties pursuant to lease agreements with initial lease terms primarily ranging from five to fifteen years. The leases required the lessees to pay all operating expenses including utilities, insurance and taxes. If it was determined that a lessee would not be able to make all required lease payments, the lease was put on nonaccrual and no future amounts of rent were accrued. At such time that the lessee would become current on past lease payments, the Company would resume the accrual of lease payments.

At December 31, 2006, LMOD’s real estate portfolio consisted of one commercial leased property with a carrying cost of $1.41 million. In accordance with the terms of the lease, the lessee has given advance notice that they will be vacating the property as of July 15, 2007. The property is presently listed for sale for $2.0 million.

The following table shows minimum future rental income by year. It is based on lease agreements in effect at December 31, 2006.

Leased Properties
Year	Income
2007	$100,420

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 9 – Property and Equipment

The major categories of property and equipment at December 31 are summarized as follows:

	Useful Lives	2006	2005
Consumer Products:
Land	N/A	$697,890	$697,890
Buildings	40 yrs.	5,237,164	5,375,632
Machinery and equipment	3-5 yrs.	1,363,203	2,320,143
Furniture and fixtures	7 yrs.	1,947,722	2,114,078

Total		9,245,979	10,507,743
Less: accumulated depreciation		(3,853,320)	(4,517,740)

Net		$5,392,659	$5,990,003

Financial Services:
Furniture and fixtures	3-7 yrs.	$--	$751,532
Less: accumulated depreciation		--	(751,532)

Net		$--	$--

Depreciation expense for consumer products was $716,110 and $870,179 and for financial services was $0 and $4,502 for the years ended December 31, 2006 and December 31, 2005, respectively. In the year ended December 31, 2006, the Bank paid the Company $34,633 for fully depreciated financial services furniture and fixtures which the Bank retained at the termination of the Loan Services Agreement.

NOTE 10 – Goodwill

The goodwill associated with the acquisition of the LMOD consumer doll business amounted to $619,753. The unamortized amount and carrying value of goodwill at December 31, 2005 was $506,145. During the fourth quarter of 2006, after reviewing the operating results of the business for the year ended December 31, 2006, and projected future results, management concluded that the carrying value of goodwill was impaired and $506,145 was charged to operations in 2006. Based on the consumer products business segment’s losses from 2003 through 2006, and based on management’s evaluation of fair value of the consumer products business segments assets and upon the present value of future expected cash flows; management concluded that at December 31, 2006, that there was no longer any value associated with the goodwill.

NOTE 11 – Short-Term Borrowings

As of December 31, 2006, the Company no longer had a line of credit facility with any financial institution.

Consumer Products:

In 2004, LMOD entered into a loan agreement with the Bank, a related party, providing for a line of credit facility of $2,000,000 bearing interest at prime rate. At December 31, 2004, the line of credit facility was $220,000 and the note was paid in full in January, 2005.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 11 – Short-Term Borrowings (continued)

Financial Services:

As of December 31, 2005, BMSBLC had a line of credit with three participating banks with an outstanding balance of $22,820,000. The line of credit was paid off in August, 2006 using proceeds from the sale of loans, loan participations and leased properties.

NOTE 12 – Long-Term Debt

As of December 31, 2006, the Company did not have any long-term debt.

The financial services business segment had a term note with the State of Wisconsin Investment Board (“SWIB”) which had a fixed rate of interest of 6.98% per year through its maturity on June 1, 2013. In February, 2006 the note was paid in full with proceeds from the bank line of credit. The prepayment of the note resulted in a prepayment penalty of $289,034, which was expensed in 2006 as a loss on the early extinguishment of indebtedness. At December 31, 2005, the term note had a balance of $5.0 million.

NOTE 13 – Operating Leases

As of December 31, 2006, the consumer products business segment leased 7,400 square feet of office space in Columbus, Ohio, and retail space in the Polaris Fashion Mall in Columbus, Ohio, from third parties. Prior to August, 2006, LMOD leased a 44,100 square foot warehouse facility in Columbus, Ohio, and prior to May 1, 2006, LMOD leased 18,800 square feet of office space in Westerville, Ohio. These leases were classified as operating leases and lease expense was approximately $360,000 and $993,000 in 2006 and 2005.

At December 31, 2006, the future minimum lease payments for each of the remaining years are as follows:

2007	$178,384
2008	119,917
2009	9,536

$307,837

During the second quarter of 2005, the consumer products business segment incurred a charge of $0.35 million related to the remaining lease payments for a warehouse facility in Columbus, Ohio, which was vacated in the second quarter of 2005. This charge is included in general and administrative expenses in the consolidated Statements of Operations.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 14 – Commitments and Contingencies

As of the date of this filing, neither the Parent nor any of its subsidiaries is a party to any legal proceedings, the adverse outcome of which, in management’s opinion, would have a material effect on the Company’s consolidated financial statements.

As of November 12, 2003, the Company extended a guarantee to a supplier of LMOD in which the Company has agreed to unconditionally guarantee all obligations of LMOD to the supplier. It is anticipated that the maximum amount of the guarantee will not exceed $600,000; however, the amount of the guarantee is unlimited and the amount of the obligation could increase in the future. As of December 31, 2006, LMOD owed the supplier approximately $250,000.

NOTE 15 – Mandatory Redeemable Preferred Stock

The Company issued 690,000 shares of Adjustable Rate Cumulative Preferred Stock, Series A, in a public offering dated October 13, 1993, at $25 per share less an underwriting discount of $1.0625 per share and other issuance costs amounting to $295,221. The preferred stock is redeemable, in whole or in part at the option of the Company, on any dividend payment date during the period from July 1, 2006, to June 30, 2008, at $25 per share plus accrued and unpaid dividends. Any shares of preferred stock not redeemed prior to July 1, 2008, are subject to mandatory redemption on that date by the Company at a price of $25 plus accrued dividends. Dividends on the preferred stock are paid quarterly at an annual rate of 5.37% for the dividend period commencing July 1, 2003, and ending June 30, 2008.

In November, 2006, the Company commenced a tender offer to redeem up to 246,154 shares of preferred stock (with a right to redeem up to an additional 13,483 shares) at a price of $16.25 per share. Shareholders tendered 348,538 shares of preferred stock and the Company redeemed 259,574 shares of preferred stock at $16.25 per share in December 2006. Shareholders who tendered their preferred stock in this offering did not receive a dividend payment for the quarter ended December 31, 2006.

Mandatorily redeemable preferred stock consisted of the following as of December 31, 2006 and 2005:

	12/31/2006	12/31/2005
Redeemable Preferred stock, 1 cent par value,
$25 carrying value, 3,000,000 shares authorized,
690,000 shares issued, 414,617 and 674,191 shares
outstanding and 275,383 and 15,809 shares
redeemed as of December 31, 2006 and 2005,
respectively	$10,365,425	$16,854,775

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 15 – Mandatory Redeemable Preferred Stock (continued)

The following table provides detail regarding the gain on the redemption of 259,574 shares of preferred stock in December of 2006.

12/31/2006
Payment for the redemption of 259,574 shares of preferred stock	$(4,218,077)
Carrying value of shares at redemption date ($25 per share)	6,489,350
Accrued fourth quarter dividends on shares redeemed	75,878
Expenses incurred in connection with redemption	(79,048)

Gain on redemption of preferred stock	$2,268,103

NOTE 16 – Retirement Plans

LPI and LMOD have 401(k) contribution plans for eligible employees. Employer contributions to the plans were $17,548 and $19,645 for the years ended December 31, 2006 and December 31, 2005, respectively.

During the year ended December 31, 2005, the Company provided a supplemental retirement benefit of $130,610 for George Schonath, which was included in the management fee expense. This payment was made under the Management Agreement approved by the independent members of the Board of Directors of the Company.

NOTE 17 – Stockholders’ Equity

In December, 2004, FASB issued SFAS No. 123R, which requires compensation costs related to share-based payment transactions to be recognized in financial statements. SFAS No. 123R replaced SFAS No. 123 “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, which generally resulted in no compensation expense being recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the consolidated statement of earnings based on fair value. The amount of compensation expense is determined based on the fair value of the options when granted and is expensed over the required service period, which is normally the vesting period of the options. SFAS No. 123R applies to awards granted or modified after January 1, 2006, and any unvested awards outstanding at December 31, 2005. Consequently, compensation expense cost is recorded for prior option grants that vest on or after January 1, 2006, the date of adoption. The Company has elected to use the Black-Scholes option pricing model and the straight-line method of amortization expense over the requisite service period of the grant.

At December 31, 2006, the Company had a stock-based employee compensation plan, the 2003 Stock Option Plan. Prior to the adoption of SFAS No. 123R, the Company accounted for plans under the recognition and measurement principles of APB Opinion No. 25 which resulted in no compensation expense being recorded. Under SFAS No. 123R, stock based compensation of $2,944 was recognized in the year ended December 31, 2006. The pro forma effect for 2005 was $8,345.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 17 – Stockholders’ Equity (continued)

Under the 2003 Stock Option Plan, the exercise prices for stock options may not be less than the fair market value of the optioned stock at the date of grant. The exercise price of all options granted was equal to the market value of the stock on the date of the grant. Options may be exercised based on the vesting schedule outlined in the agreement. Options granted under the Plan are considered “non-qualified stock options” as defined the Code. All options must be exercised within ten years of the date of grant.

Activity is summarized in the following table:

	2006		2005
	Shares	Weighted Average Price	Shares	Weighted Average Price
OUTSTANDING - Beginning of Year	244,345	$9.30	244,345	$9.30
Options
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited	--	--	--	--
Expired	(203,445)	10.22	--	--

OUTSTANDING - End of Year	40,900	$4.72	244,345	$9.30

Exercisable at year end	24,540	$4.72	219,805	$9.81
Available for future grant at year end	209,100	~	225,655	~
Total reserved shares	250,000	~	470,000	~
Weighted Average Remaining Contractual Life - 6.1 years

SFAS No. 123R encourages a “fair value” based method of accounting for stock-based compensation plans. Had compensation cost for the Company’s Plan been determined based upon the fair value at the grant dates as prescribed by SFAS No. 123R, the Company’s pro forma net loss and loss per share for 2005 would have been as follows:

2005

Net loss
As reported	$ (1,554,602)

Pro forma	$ (1,562,947)

Loss per share (basic and diluted)
As reported	$ (0.42)

Pro forma	$ (0.42)

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 17 – Stockholders’ Equity (continued)

The weighted average fair value at date of grant for options granted during 2003 was $0.36. The fair value of options, at date of grant, for options granted in 2003 was estimated using the Black-Scholes option-pricing model with the following assumptions:

2003
Expected life (years)	10 years
Risk-free interest rate	3.44%
Expected volatility	22.5%
Expected dividend yield	7%

Outstanding options to purchase 24,540 and 219,805 shares of common stock for the years ended December 31, 2006 and 2005, respectively, were excluded from the loss per common share calculations as they were non-dilutive.

NOTE 18 – Income Taxes

As discussed previously, as of January 1, 2006, BMSBLC merged with and into LMOD and on January 1, 2006, no longer qualified as a REIT. Therefore, for the year ending December 31, 2006, the Company (consisting of the Parent, LMOD and LPI) operated as a C Corporation under the Code. The Company intends to file a consolidated federal income tax return for the year ended December 31, 2006.

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

There were no income tax benefits recognized for the years ended December 31, 2006 and December 31, 2005, due to changes in the valuation allowance.

A reconciliation of the Company’s loss at December 31, 2006, before income taxes to the loss subject to income taxes is as shown in the following table. For the year ended December 31, 2005, tax expense was calculated on the consumer products business segment’s loss before the elimination of intercompany expenses.

	2006	2005
Loss before income taxes	$(376,088)	$(1,918,713)
Less intercompany eliminations	--	(1,051,272)

Loss subject to income taxes	$(376,088)	$(2,969,985)

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 18 – Income Taxes (continued)

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the Company is as follows:

	2006		2005
Federal income taxes at statutory rate	(34.	0)%	(34.	0)%
State income taxes, net of federal benefit	(3.3)		(3.3)
Other	0.1		0.1
Benefit of current year federal and state net
operating loss carryforwards and other
deferred income tax assets not recognized	37.2		37.2

Effective income tax rate before changes in valuation
allowance	0%		0%

Temporary differences that give rise to deferred income tax assets and liabilities consisted of the following as of December 31:

	2006	2005
Deferred income tax assets:
Accounts receivable and loan loss allowances	$167,973	$61,225
Inventory allowances	190,725	195,472
Accrued liabilities	389,882	333,529
Federal net operating loss carryforwards	4,188,588	3,800,123
State net operating loss carryforwards	536,204	294,250
Other	136,001	--

Total deferred income tax assets	5,609,373	4,684,599
Deferred income tax liabilities:
Property and equipment depreciation	(82,251)	(97,560)
Other	--	(80,247)

Total deferred income tax liabilities	(82,251)	(177,807)

Deferred income tax assets - net	5,527,122	4,506,792
Valuation allowance	(5,527,122)	(4,506,792)

Net deferred income tax assets recognized
in the consolidated balance sheets	$--	$--

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 18 – Income Taxes (continued)

In evaluating the Company’s ability to realize the net deferred income tax assets, the Company considers all available evidence, both positive and negative, including past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies that are prudent and feasible, and the forecast of future taxable income. In considering this information, the Company is required to make certain assumptions and judgments based on plans and estimates. Any changes in the Company’s assumptions and/or estimates may materially impact the consumer products business segment’s income tax expense. In the years ended December 31, 2006 and December 31, 2005, the Company provided valuation allowances of $1.02 million and $1.19 million, respectively. A portion of the valuation allowance is a significant component of the reconciliation between the provision for income taxes computed at the Federal statutory rate versus the effective rate.

As of December 31, 2006, the Company had unused net operating loss carryforwards of approximately $12.3 million available to offset against future federal taxable income and approximately $9.75 million to offset against future state taxable income. The use of the net operating loss carryforwards are subject to limitations. The state net operating loss carryforwards expire at various dates beginning in 2010 and continuing through 2026. The federal carryforwards expire as follows:

	LMOD (prior to 2006)	LPI
2008	$--	$200,000
2010	$--	$600,000
2011	$--	$500,000
2012	$--	$800,000
2018	$--	$400,000
2019	$--	$200,000
2023	$3,600,000	$--
2024	$1,800,000	$--
2025	$1,400,000	$--
2026	$2,800,000	$--

Financial Services:

Prior to January 1, 2006, the Parent and its subsidiary, BMSBLC, qualified as a REIT under the Code. Accordingly, the REIT was not subject to income tax on taxable income that was distributed to common shareholders. However, the REIT was allowed to retain capital gains from the sale of real estate and pay income tax on that gain. In January, 2006, the REIT paid $546,917 in accrued income taxes from the sale of leased properties during 2005. In January, 2005, the REIT paid $128,371 in accrued income taxes from the sale of leased properties during 2004.

Consolidated:

Income tax (expense) benefit is summarized as follows:

	2006	2005
Consumer products segment	$--	$--
Financial services segment	--	(546,917)

	$--	$(546,917)

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 19 – Dividends

For the years ended December 31, 2006 and December 31, 2005, the Company’s Board of Directors did not declare any common stock dividends.

NOTE 20 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts and interest receivable, a tenant advance, loans receivable, short-term borrowings, notes payable and accounts payable for whose carrying values approximate fair value.

The estimated carrying values and fair values of the Company’s redeemable preferred stock at December 31, 2006 and December 31, 2005 are as follows:

	2006		2005
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Redeemable preferred stock	$10,365,425	$6,426,564	$16,854,775	$12,634,339

The estimated fair value of the redeemable preferred stock was based on quoted market prices.

NOTE 21 – Pro Forma Financial Information

The following tables present the unaudited pro forma results of operations of the Company for the years ended December 31, 2006 and December 31, 2005, assuming that the loan sales and leased property dispositions which occurred during 2006 had occurred on January 1, 2005.

The pro forma financial information gives effect to all of the following transactions as if they had occurred on January 1, 2006 and January 1, 2005.

The sale of loans and loan participations to the Bank on various dates during the year ended December 31, 2006 for the aggregate purchase price of $15.58 million, plus accrued interest, pursuant to an asset purchase agreement entered into by LMOD and the Bank.

The sale of six additional loans to the Bank, outside of the asset purchase agreement, for the aggregate purchase price of $4.16 million, plus accrued interest.

The sale of nine leased properties and two vacant properties to various unrelated parties which resulted in a gain of $2.24 million. The net book value of the properties at the time of the sales was $11.77 million. The pro forma condensed consolidated statement of operations for the year ended December 31, 2006, excludes the gain on the sale of the properties.

The reduction of indebtedness under the Company’s revolving line of credit agreement, in the amount of $22.82 million, the payoff of the notes payable to SWIB in full, in the amount of $5.14 million, and the redemption of 259,754 shares of preferred stock with a carrying amount at redemption of $4.22 million, with proceeds from the sales of the Financial Services Assets. The prepayment of the notes payable to SWIB required a prepayment penalty of $289,034 which has been excluded from the December 31, 2006 pro forma financial information.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 21 – Pro Forma Financial Information (continued)

The pro forma financial information adjusts the Company’s historical results of operations for the transactions listed above. The pro forma financial information should be read in conjunction with the Company’s historical financial information, but does not purport to be indicative of the results which may be obtained in the future or which would actually have been obtained had the transactions occurred as of January 1, 2006 or January 1, 2005. For purposes of presenting the pro forma information, income taxes have been excluded as no income tax was due on the 2006 transactions.

	12/31/2006 Historical	Pro Forma Adjustments	12/31/2006 Pro Forma
Consumer products segment's net loss	$(3,411,361)	$--	$(3,411,361)

Financial services segment's total revenues	3,446,730	(3,089,202)	357,528
Financial services segment's total expenses	(1,785,700)	928,891	(856,809)

Financial services segment's net income (loss)	1,661,030	(2,160,311)	(499,281)

Total Company net loss	(1,750,331)	(2,160,311)	(3,910,642)
Preferred stock dividends	(893,860)	337,237	(556,623)
Gain on redemption of preferred stock	2,268,103	(2,268,103)	--

Net loss applicable to common shareholders	$(376,088)	$(4,091,177)	$(4,467,265)

Basic and diluted loss per common share	$(0.10)	$(1.10)	$(1.20)
Weighted average shares outstanding	3,727,589	3,727,589	3,727,589

	Year Ended 12/31/2005 Historical	Pro Forma Adjustments	Year Ended 12/31/2005 Pro Forma
Consumer products segment's net loss	$(1,918,713)	$--	$(1,918,713)

Financial services segment's total revenues	5,333,043	(2,594,761)	2,738,282
Financial services segment's total expenses	(4,063,831)	2,267,624	(1,796,207)

Financial services segment's net income	1,269,212	(327,137)	942,075

Total Company net loss	(649,501)	(327,137)	(976,638)
Preferred stock dividends	(905,101)	348,478	(556,623)

Net loss applicable to common shareholders	$(1,554,602)	$21,341	$(1,533,261)

Basic and diluted loss per common share	$(0.42)	$0.01	$(0.41)
Weighted average shares outstanding	3,727,589	3,727,589	3,727,589

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 22 – The Middleton Doll Company (Parent Company Only) Financial Information

CONDENSED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$1,690,304	$33,540
Investment in and advances to subsidiaries	13,206,441	21,727,149
Other assets	43,210	800

TOTAL ASSETS	$14,939,955	$21,761,489

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Other liabilities	$54,860	$13,900
Preferred shares subject to mandatory redemption	10,365,425	16,854,775

Total Liabilities	10,420,285	16,868,675
SHAREHOLDERS' EQUITY	4,519,670	4,892,814

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$14,939,955	$21,761,489

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 22 – The Middleton Doll Company (Parent Company Only) Financial Information (continued)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005
REVENUES
Interest on loans	$--	$19,737
Equity in loss of subsidiaries	(1,765,708)	(589,048)
Other income	48,165	5,506

Total Income	(1,717,543)	(563,805)

EXPENSES
Other operating expenses	32,788	85,696

Net loss	(1,750,331)	(649,501)
Gain on redemption of preferred stock, net of accrued
dividends and expenses	2,268,103	--
Preferred stock dividends	(893,860)	(905,101)

NET LOSS AVAILABLE TO
COMMON SHAREHOLDERS	$(376,088)	$(1,554,602)

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 22 – The Middleton Doll Company (Parent Company Only) Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,750,331)	$(649,501)
Adjustments to reconcile net income available
to common shareholders to net cash flows
from operating activities
Stock-based compensation expense	2,944	--
Equity in subsidiaries' earnings	1,765,708	589,048
Dividends from subsidiary	8,605,000	804,000
Net change in
Other assets	(42,410)	4,983
Other liabilities	40,960	(7,644)

Net Cash Flows from Operating Activities	8,621,871	740,886

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to subsidiaries	(1,850,000)	--

Net Cash Flows used in Investing Activities	(1,850,000)	--

CASH FLOWS FROM FINANCING ACTIVITIES
Payment for redemption of preferred stock,
including expenses	(4,297,126)	--
Preferred stock dividend paid	(817,981)	(905,101)

Net Cash Flows used in Financing Activities	(5,115,107)	(905,101)

Net Change in Cash and Cash Equivalents	1,656,764	(164,215)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	33,540	197,755

CASH AND CASH EQUIVALENTS - END OF YEAR	$1,690,304	$33,540

Schedule I

Condensed Financial Information of Small Business Issuer
(Refer to footnote 22 of the consolidated financial statements)

Schedule II

Valuation and Qualifying Accounts

Changes in the reserves deducted from assets in the consolidated balance sheets for each of the two years in the period ended December 31, 2006, are as follows:

	Balance at beginning of period	Additions	Deductions	Balance at end of period
Allowance for loan losses:
Year ended:
December 31, 2006	$--	250,000	--	$250,000
December 31, 2005	$--	--	--	$--

Allowance for doubtful accounts:
Year ended:
December 31, 2006	$155,000	36,512	(16,264)	$175,248
December 31, 2005	$154,833	925	(758)	$155,000
Allowance for obsolete and excess inventory:
Year ended:
December 31, 2006	$451,330	119,472	(87,955)	$482,847
December 31, 2005	$319,412	227,241	(95,323)	$451,330
Deferred income taxes valuation allowance:
Year ended:
December 31, 2006	$4,506,792	1,020,330	--	$5,527,122
December 31, 2005	$3,316,489	1,190,303	--	$4,506,792

Schedule IV
Mortgage Loans on Real Estate

Description		Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages as of 12/31/2006	Principal amount of loans subject to delinquent Principal or Interest
Commercial
Second Mortgage		6.5% to	Demand to	N/A	N/A	N/A	97,837	$41,775
		8.00%	2/1/08
All others	(1)	N/A	N/A	N/A	N/A	N/A	365,738	$353,975

Total loans							$463,575

(1) This category includes all non-mortgage loans on the balance sheet.

	For the Years Ended December 31,
	2006	2005
Loans, beginning of period	$23,789,621	$32,840,843
Additions during the period
Loans made	--	8,543,210
Deductions during period
Principal collected on loans	(23,326,046)	(17,594,432)

Loans, end of period	463,575	23,789,621
Allowance for loan losses	(250,000)	--

Net loans, end of period	$213,575	$23,789,621

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

        The Company’s management and Audit Committee were notified by Virchow, Krause & Company, LLP (“Virchow Krause”), the Company’s independent registered public accounting firm, that during the course of their audit of the Company’s consolidated financial statements for 2006 they identified deficiencies in internal control. Virchow Krause indicated that it is their belief that the combination of the deficiencies constitutes a material weakness. The deficiencies relate to the following: (1) the lack of timely account reconciliation for certain general ledger accounts; (2) duplicate payment of a certain vendor invoice; (3) entering into a business agreement to sell or lease property without a written contract; and (4) the lack of segregation of duties with respect to the payment of vendor invoices. The Company has discussed the deficiencies identified above with the Audit Committee and Virchow Krause and believes that through measures already taken since such deficiencies were identified the Company has remediated the material weakness.

        This Annual Report on Form 10-KSB does not include a report of our management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for small business issuers. The Company is currently in the process of reviewing and formalizing its internal controls and procedures for financial reporting in accordance with the Securities and Exchange Commission’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act for small business issuers. The Company has not completed this process, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

        Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-KSB, the disclosure controls and procedures did not provide reasonable assurance of effective because of the internal control deficiencies identified above. However, they concluded that the internal control deficiencies identified above did not impact the quality of the financial information in this Annual Report on Form 10-KSB and that the consolidated financial statements included in this Annual Report on Form 10-KSB fairly state, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

        There can be no assurances that our disclosure controls and procedures will detect or uncover all failure of persons with the Company to report material information otherwise to be set forth in the reports that we file with the Securities and Exchange Commission.

        Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, except as identified above, there were no changes in the Company’s internal control over financial reporting identified in such evaluation that occurred during the quarter ended December 31, 2006 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.	Other Information

None.

Part III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;Compliance With Section 16(a) of the Exchange Act

        The information called for by Item 401 of Regulation S-B with respect to the directors of the small business issuer and by Item 405 of Regulation S-B is incorporated herein by reference from the small business issuer’s definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2006 (the “Proxy Statement”) under the headings “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance”.

        The information concerning the audit committee financial expert and the identification of the audit committee members required pursuant to Items 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-B is incorporated herein by reference from the Proxy Statement under the heading “The Board of Directors and Its Committees”.

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

Item 10.	Executive Compensation

        The information called for by this Item 10 is incorporated herein by reference from the Proxy Statement under the heading “Executive Compensation”; provided, however, that the subsection entitled “Compensation Committee Report” shall not be deemed to be incorporated by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information called for by Item 201(d) of Regulation S-B is incorporated herein by reference from the Proxy Statement under the heading “Executive Compensation – Equity Compensation Plan Information” and the information required under Item 403 of Regulation S-B is incorporated herein by reference from the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management”.

Item 12.	Certain Relationships, Related Transactions, and Director Independence

        The information called for by this Item 12 is incorporated herein by reference from the Proxy Statement under the heading “Related Person Transactions”.

Item 13.	Exhibits

        Reference is made to the separate exhibit index contained on pages 56, 57 and 58 hereof.

Item 14.	Principal Accountant Fees and Services

        The information called for by this Item 14 is incorporated herein by reference from the Proxy Statement under the heading “Proposal No. 2 – Ratification of Appointment of Independent Auditors”.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2007.

THE MIDDLETON DOLL COMPANY
By:/s/ Salvatore L. Bando
Salvatore L. Bando,
President and Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities indicated on March 23, 2007.

/s/ Salvatore L. Bando
Salvatore L. Bando
President and Chief Executive Officer, Director
/s/ Craig R. Bald
Craig R. Bald
Vice President Finance and Chief Financial Officers
(Principal Financial and Accounting Officer)
/s/ Kenneth A. Werner, Jr.
Kenneth A. Werner, Jr.
Director
/s/ Peter A. Fischer
Peter A. Fischer
Director
/s/ David A. Geraldson, Sr.
David A. Geraldson, Sr.
Director

Jeffrey B. Rusinow
Director

Douglas M. Schosser
Director

INDEX TO EXHIBITS

                          Exhibit No.                                                 Exhibit Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 1997).

3.2	Amendment to Articles of Incorporation, changing name to “The Middleton Doll Company” (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001).

3.3	By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarterly period ended March 31, 1997).

3.4	Amendment to By-laws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, dated February 15, 2007, as filed with the Securities and Exchange Commission on February 21, 2007).

4.1	Instruments defining the Rights of Security Holders (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 1997).

4.2	Amended and Restated Credit Agreement dated April 30, 1999, by and among Bando McGlocklin Small Business Lending Corporation, Firstar Bank Milwaukee, N.A., as agent, and the Financial Institutions parties thereto (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 1999).

4.3	First Amendment to Amended and Restated Credit Agreement between Bando McGlocklin Small Business Lending Corporation and Firstar Bank, as agent for the Lenders, dated February 28, 2000 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K for the year ended December 31, 2000).

4.4	Second Amendment to Amended and Restated Credit Agreement between Bando McGlocklin Small Business Lending Corporation and Firstar Bank, as agent for the Lenders, dated April 28, 2000 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2000).

4.5	Third Amendment to Amended and Restated Credit Agreement between Bando McGlocklin Small Business Lending Corporation and Firstar Bank, as agent for the Lenders, dated June 30, 2000 (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2000).

4.6	Fourth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and Firstar Bank, N.A., as agent for the Lenders, dated June 29, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001).

4.7	Fifth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and US Bank National Association (formerly Firstar Bank, N.A.), as agent for the Lenders, dated June 28, 2002 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002).

4.8	Sixth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and US Bank National Association, as agent for the Lenders, dated February 24, 2003 (incorporated by reference to Exhibit 4.8 to the Company’s Form 10-K for the year ended December 31, 2002).

4.9	Seventh Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and US Bank National Association (formerly Firstar Bank, N.A.) dated June 27, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003).

4.10	Eighth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and US Bank National Association (formerly Firstar Bank, N.A.) dated June 25, 2004 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004).

4.11	Ninth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and US Bank National Association (formerly Firstar Bank, N.A.) dated May 17, 2005 (incorporated by reference to Exhibit 4.11 to the Company’s Form 10-K for the year ended December 31, 2005).

4.12	Tenth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and US Bank National Association (formerly Firstar Bank, N.A., successor by merger to Firstar Bank Milwaukee, N.A.), as Agent, dated June 24, 2005 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, dated June 24, 2005, as filed with the Securities and Exchange Commission on July 22, 2005).

4.13	Twelfth Amendment to Amended and Restated Credit Agreement among Lee Middleton Original Dolls, Inc. (as successor in interest to Bando McGlocklin Small Business Lending Corporation), the financial institutions party thereto and US Bank National Association (formerly Firstar Bank, N.A., successor by merger to Firstar Bank Milwaukee, N.A.), as Agent, dated June 23, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-QSB for the quarterly period ended June 30, 2006).

4.14	Master Note Purchase Agreement dated January 1, 1997, between the State of Wisconsin Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital Corporation (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q for the quarterly period ended March 31, 1997).

4.15	First Amendment to Master Note Purchase Agreement dated June 1, 1998, by and among the State of Wisconsin Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital Corporation (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998).

4.16	Third Amended and Restated Credit Agreement dated June 1, 1998, by and among State of Wisconsin Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998).

10.1*	Bando McGlocklin Capital Corporation 1997 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended March 31, 1997).

10.2*	The Middleton Doll Company 2003 Stock Option Plan (incorporated by reference to Appendix A to the definitive Proxy Statement of The Middleton Doll Company dated April 4, 2003).

10.3	Second Amended and Restated Management Services and Allocation of Expenses Agreement dated January 1, 2004, by and between InvestorsBank, The Middleton Doll Company, Bando McGlocklin Small Business Lending Corporation and Lee Middleton Original Dolls, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004).

10.4	Loan and Real Estate Services Agreement dated October 14, 2005, by and between InvestorsBank, The Middleton Doll Company, and Bando McGlocklin Small Business Lending Corporation (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 2005).

10.5	Asset Purchase Agreement dated January 4, 2006, by and between InvestorsBank, The Middleton Doll Company, and Lee Middleton Original Dolls, Inc. (incorporated by reference to Exhibit 2 to Current Report on Form 8-K, dated January 4, 2006, as filed with the Securities and Exchange Commission on January 10, 2006).

10.6*	Restated Employment Agreement, dated December 1, 2006, by and among Lee Middleton Original Dolls, Inc., License Products, Inc. and Craig R. Bald (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, dated January 19, 2007, as filed with the Securities and Exchange Commission on January 22, 2007).

10.7*	Employment Agreement, dated June 20, 2005, by and among The Middleton Doll Company, Lee Middleton Original Dolls, Inc., License Products, Inc. and Kenneth A. Werner (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K, dated October 5, 2006, as filed with the Securities and Exchange Commission on October 5, 2006).

11	Statement Regarding Computation of Net Loss Per Share

21	List of subsidiaries of The Middleton Doll Company

31.1	Certification of Chief Executive officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of the President and Chief Executive Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.

32.2	Written Statement of the President and Chief Financial Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.

*	Represents a management compensatory plan or arrangement.