Form 10QSB
period 2007-03-31
MIDDLETON DOLL CO
filed 2007-05-14
CIK 723209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]     Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

or

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

(262) 369-8163
(Issuer’s telephone number, including area code)

        Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ X ]        No [     ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ]        No [ X ]

        On April 27, 2007, there were 3,802,589 shares outstanding of the issuer’s common stock, 6-2/3 cents par value.

        Transitional Small Business Disclosure Format (check one):    Yes [    ]        No [ X ]

THE MIDDLETON DOLL COMPANY
FORM 10-QSB INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2007 (Unaudited) and
	December 31, 2006	3
	Condensed Consolidated Statements of Operations - For the Three Months
	Ended March 31, 2007 and 2006 (Unaudited)	5
	Condensed Consolidated Statements of Changes in Shareholders' Equity - For the Three
	Months Ended March 31, 2007 and 2006 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows - For the Three Months Ended
	March 31, 2007 and 2006 (Unaudited)	8
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	10
Item 2.	Management's Discussion and Analysis or Plan of Operation	16
Item 3.	Controls and Procedures	22
PART II.	OTHER INFORMATION
Item 6.	Exhibits	23
	Signatures	24
	Exhibit Index	25

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2007	December 31, 2006
	(Unaudited)
CONSUMER PRODUCTS
Current Assets:
Cash and cash equivalents	$380,854	$961,527
Accounts receivable, net	1,083,833	2,203,751
Inventory, net	4,505,000	3,722,700
Prepaid inventory	8,433	466,699
Other prepaid expenses	68,895	87,448

Total current assets	6,047,015	7,442,125
Property and equipment, net	5,325,509	5,392,659

Total Consumer Products Assets	11,372,524	12,834,784

FINANCIAL SERVICES
Cash and cash equivalents	1,390,020	1,738,561
Interest receivable	306	423
Tenant advance	111,285	137,293
Loans held for investment, net	200,497	213,575
Leased properties, listed for sale, net	1,403,968	1,413,788
Other assets	92,220	20,610

Total Financial Services Assets	3,198,296	3,524,250

TOTAL ASSETS	$14,570,820	$16,359,034

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2007	December 31, 2006
	(Unaudited)
LIABILITIES
CONSUMER PRODUCTS
Accounts payable	$236,391	$996,846
Accrued royalties	2,606	90,433
Accrued real estate taxes and personal property taxes	96,068	83,203
Accrued salaries	42,044	90,492
Accrued vendor rebates	33,559	56,667
Accrued liabilities	84,926	99,965

Total Consumer Products Liabilities	495,594	1,417,606

FINANCIAL SERVICES
Accrued liabilities	37,070	56,333

PREFERRED SHARES SUBJECT TO
MANDATORY REDEMPTION	10,365,425	10,365,425

Total Company Liabilities	10,898,089	11,839,364

SHAREHOLDERS' EQUITY
Common stock, $0.0667 cents par value,
15,000,000 shares authorized, 4,401,599 shares issued,	293,441	293,441
3,727,589 shares outstanding at March 31, 2007 and
December 31, 2006
Additional paid-in capital	16,608,424	16,607,688
Accumulated deficit	(6,503,212)	(5,655,537)
Treasury stock, 674,010 shares, at March 31, 2007
and December 31, 2006, at cost	(6,725,922)	(6,725,922)

Total Shareholders' Equity	3,672,731	4,519,670

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$14,570,820	$16,359,034

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
CONSUMER PRODUCTS
NET SALES	$2,177,551	$2,579,050
COST OF GOODS SOLD	1,556,705	1,934,756

Gross Profit	620,846	644,294

OPERATING EXPENSES
Sales and marketing	349,985	589,839
New product development	206,543	263,780
General and administrative	867,943	836,083

Total Operating Expenses	1,424,471	1,689,702

Net operating loss	(803,625)	(1,045,408)

OTHER INCOME
Other income, net	59,628	41,485

Loss before income taxes	(743,997)	(1,003,923)
Less: Applicable income tax expense	--	--

CONSUMER PRODUCTS LOSS	$(743,997)	$(1,003,923)

FINANCIAL SERVICES
REVENUES
Interest on loans	$1,013	$215,045
Rental income	45,855	308,662
Gain on sale of leased properties	--	459,374
Other income	5,574	8,596

Total Revenues	52,442	991,677

EXPENSES
Interest expense	--	239,880
Loss on early extinguishment of indebtedness	--	289,034
Depreciation expense	9,820	57,458
Management fee expense	--	28,952
Compensation expense	--	81,301
Other operating expenses	2,294	196,437

Total Expenses	12,114	893,062

Income before income taxes	40,328	98,615
Less: Applicable income tax expense	--	--

FINANCIAL SERVICES INCOME	$40,328	$98,615

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (Continued)
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
TOTAL COMPANY
Income (loss) before income taxes,
Consumer products	$(743,997)	$(1,003,923)
Financial services	40,328	98,615

Total Company	(703,669)	(905,308)
Income tax expense	--	--

NET LOSS	(703,669)	(905,308)
Preferred stock dividends	(139,156)	(226,275)
Preferred stock redemption expense	(4,850)	--

NET LOSS APPLICABLE TO
COMMON SHAREHOLDERS	$(847,675)	$(1,131,583)

Basic loss per common share	$(0.23)	$(0.30)

Diluted loss per common share	$(0.23)	$(0.30)

Weighted average shares outstanding	3,727,589	3,727,589

Dividend paid per preferred stock share	$0.335625	$0.335625

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Common Treasury Stock	Total
BALANCES,
December 31, 2005	$293,441	$16,604,744	$(5,279,449)	$(6,725,922)	$4,892,814
Net loss three months
ended March 31, 2006	--	--	(905,308)	--	(905,308)
Stock-based compensation	--	736	--	--	736
Cash dividends on preferred stock	--	--	(226,275)	--	(226,275)

BALANCES,
March 31, 2006	$293,441	$16,605,480	$(6,411,032)	$(6,725,922)	$3,761,967

BALANCES,
December 31, 2006	$293,441	$16,607,688	$(5,655,537)	$(6,725,922)	$4,519,670
Net loss three months
ended March 31, 2007	--	--	(703,669)	--	(703,669)
Stock-based compensation	--	736	--	--	736
Preferred stock redemption expense	--	--	(4,850)	--	(4,850)
Cash dividends on preferred stock	--	--	(139,156)	--	(139,156)

BALANCES,
March 31, 2007	$293,441	$16,608,424	$(6,503,212)	$(6,725,922)	$3,672,731

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
CONSUMER PRODUCTS
CASH FLOWS FROM OPERATING ACTIVITIES
Segment net loss	$(743,997)	$(1,003,923)
Adjustments to reconcile segment net loss to
net cash flows from operating activities
Depreciation	119,816	178,686
Gain on sale of property	(5,300)	(1,930)
Stock-based compensation expense	736	--
Provision for losses on accounts receivable	4,200	9,128
Provision for obsolete inventory	--	14,854
Net change in:
Accounts receivable	1,115,718	1,825,163
Inventory	(324,034)	693,125
Other assets	18,553	46,409
Accounts payable	(760,455)	(668,429)
Other liabilities	(161,557)	(352,784)

Net Cash Flows (used in) from Operating Activities	(736,320)	740,299

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(52,666)	(30,659)
Proceeds from sale of equipment	5,300	1,930

Net Cash Flows used in Investing Activities	(47,366)	(28,729)

CASH FLOWS FROM FINANCING ACTIVITIES
Net intercompany transactions	203,013	(46,164)

Net Cash Flows from (used in) Financing Activities	203,013	(46,164)

Net Change in Cash and Cash Equivalents	(580,673)	665,406
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	961,527	83,817

CASH AND CASH EQUIVALENTS - END OF YEAR	$380,854	$749,223

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
FINANCIAL SERVICES
CASH FLOWS FROM OPERATING ACTIVITIES
Segment net income	$40,328	$98,615
Adjustments to reconcile segment net income to
net cash flows from operating activities
Depreciation	9,820	57,458
Gain on sale of leased properties	--	(459,374)
Stock-based compensation expense	--	736
Net change in:
Interest receivable	117	65,629
Tenant advance and other assets	(45,602)	19,079
Accrued liabilities	(19,263)	(741,881)

Net Cash Flows used in Operating Activities	(14,600)	(959,738)

CASH FLOWS FROM INVESTING ACTIVITIES
Net loan repayments received	13,078	2,742,725
Proceeds from sale of leased properties	--	3,997,691
Proceeds from sale of loans	--	13,633,876

Net Cash Flows from Investing Activities	13,078	20,374,292

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in lines of credit	--	(13,870,000)
Repayment of SWIB notes	--	(5,000,000)
Repayment of loan participations with repurchase options	--	(135,254)
Net intercompany transactions	(203,013)	46,164

Net Cash Flows used in Financing Activities	(203,013)	(18,959,090)

Net Cash Flows (used in) from Financial Services	(204,535)	455,464
Payment for preferred stock redemption expenses	(4,850)	--
Preferred stock dividends paid	(139,156)	(226,275)

Net Cash Flows used in Redemption of Preferred Stock
and Preferred Stock Dividends	(144,006)	(226,275)

Net Change in Cash and Cash Equivalents	(348,541)	229,189
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	1,738,561	203,356

CASH AND CASH EQUIVALENTS - END OF YEAR	$1,390,020	$432,545

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$--	$412,326
Cash paid for income taxes	$--	$546,917

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	NATURE OF BUSINESS

The Middleton Doll Company (the “Company”) consists of two business segments: the consumer products business segment and the financial services business segment. The Middleton Doll Company, when referred to singularly and not with its subsidiaries, is referred to herein as the “Parent”.

The consumer products business segment consists of a portion of Lee Middleton Original Dolls, Inc. (“LMOD”) and its wholly-owned subsidiary License Products, Inc. (“LPI”). LMOD is a designer and distributor of lifelike collectible and play dolls; while LPI is a designer and distributor of clocks and home décor products.

Prior to January 1, 2006, the financial services business segment consisted of the Parent and its wholly-owned subsidiary Bando McGlocklin Small Business Lending Corporation (“BMSBLC”). On January 1, 2006, BMSBLC was merged with and into LMOD with LMOD as the surviving corporation. During 2006, the Company sold substantially all of the assets of the financial services business segment and used the net proceeds to pay off indebtedness, to fund working capital at the consumer products business segment, to pay preferred stock dividends, and to partially redeem shares of the Company’s outstanding preferred stock. The Company does not intend to continue in the financial services business segment after all of the segment’s assets are sold.

For the year ended December 31, 2005, the Parent and BMSBLC were operated as a real estate investment trust (“REIT”) pursuant to the provisions of Section 856 of the Internal Revenue Code of 1986, as amended. To retain its tax exempt status, a REIT must be in compliance with certain tests concerning the nature of its assets and its income. In addition, a REIT must distribute substantially all of its taxable income each year in dividends to its shareholders. LMOD and LPI are each operated as C Corporations under the Internal Revenue Code and are subject to corporate income tax rates. As a result of BMSBLC’s merger with and into LMOD, BMSBLC no longer qualifies as a REIT. Therefore for the year ended December 31, 2006, the Company (consisting of the Parent, LMOD and LPI) operated as a C Corporation under the Internal Revenue Code and intends to file a consolidated federal income tax return. The Company will be operated as a C Corporation for the 2007 fiscal year as well.

The consolidated financial statements of the Company include the accounts of the Parent, the former BMSBLC, LMOD and LPI. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of March 31, 2007 and December 31, 2006, the results of operations for the three month periods ended March 31, 2007 and 2006 and the statements of changes in shareholders’ equity and cash flows for the three months ended March 31, 2007 and 2006 have been made. Such adjustments consisted only of normal recurring items. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 (the “Annual Report”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report.

The condensed consolidated balance sheets for the consumer products business segment are classified due to its normal business cycle being less than twelve months. The financial services business segment’s condensed consolidated balance sheets are not classified as its normal business cycle is greater than twelve months.

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of allowances for loan losses and doubtful accounts and the valuation of inventory and leased properties. See discussion of “Critical Accounting Policies” under “Management’s Discussion and Analysis or Plan of Operation”.

NOTE 3.	LIQUIDITY AND CAPITAL RESOURCES

The consumer products business segment has incurred net losses and negative cash flows from operating activities over the past four years and the Company has an accumulated deficit of $6.50 million at March 31, 2007. The sale of assets during 2006 generated sufficient cash to allow the Company to pay off debt, to fund operations, and to partially redeem shares of the Company’s outstanding preferred stock. Absent any adverse factors outside the control of the Company, management expects that the cash that will be generated from additional asset sales and existing operations together with existing cash balances and other potential sources of financing will be sufficient to provide the necessary cash to meet operating and working capital requirements through June 30, 2008. The Company is required to redeem $10.37 million of preferred stock by July 1, 2008, to the extent the Company has legally available funds for the redemption and it is otherwise permitted under Wisconsin law. We will only have sufficient funds to redeem the preferred stock and to continue to pay dividends on the preferred stock if our consumer products business segment can generate sufficient earnings (our consumer products business segment has realized losses from operations for the last four years) and/or we are able to raise funds from other sources. The Company is considering various alternatives in order to address all of its financial obligations, including the redemption of preferred stock.

NOTE 4.	INVENTORY

Inventories of LMOD and LPI are valued at the lower of cost or market using the first-in, first-out (FIFO) method to determine cost. The components of inventory are as follows:

	March 31, 2007	December 31, 2006
Raw materials	$209,393	$296,397
Finished goods	4,736,870	3,909,150

	4,946,263	4,205,547
Allowance for obsolete and excess inventory	(441,263)	(482,847)

	$4,505,000	$3,722,700

NOTE 5.	ALLOWANCES FOR DOUBTFUL ACCOUNTS AND LOANS

Accounts receivable are stated net of a $136,027 allowance for doubtful accounts as of December 31, 2006 and March 31, 2007. Loans held for investment are stated net of a $250,000 allowance for doubtful loans as of December 31, 2006 and March 31, 2007.

NOTE 6.	LEASED PROPERTIES

At March 31, 2007 and December 31, 2006, LMOD’s real estate portfolio consisted of one commercial leased property. In accordance with the terms of the lease, the lessee has given advance notice that they will be vacating the property as of July 15, 2007. The property is presently listed for sale for $2.0 million.

Leased Properties, Listed for Sale or Under Contract to be Sold
	3/31/2007	12/31/2006
Land	$107,800	$107,800
Buildings	1,571,178	1,571,178

Total	1,678,978	1,678,978
Less: accumulated depreciation	(275,010)	(265,190)

Net	$1,403,968	$1,413,788

Leased properties are classified as listed for sale or under contract to be sold when a property is listed for sale and/or under contract to be sold within the next twelve months. The properties are carried at the lower of depreciated cost or net realizable value. The Company sold three properties during the three months ended March 31, 2006, which resulted in a gain of $0.46 million.

NOTE 7.	MANDATORY REDEEMABLE PREFERRED STOCK

The Company issued 690,000 shares of Adjustable Rate Cumulative Preferred Stock, Series A, in a public offering dated October 13, 1993, at $25 per share less an underwriting discount of $1.0625 per share and other issuance costs amounting to $295,221. The preferred stock is redeemable, in whole or in part at the option of the Company, on any dividend payment date during the period from July 1, 2006 to June 30, 2008, at $25 per share plus accrued and unpaid dividends. Any shares of preferred stock not redeemed prior to July 1, 2008, are subject to mandatory redemption on that date by the Company at a price of $25 plus accrued dividends. Dividends on the preferred stock are paid quarterly at an annual rate of 5.37% for the dividend period commencing July 1, 2003, and ending June 30, 2008.

In November 2006, the Company commenced a tender offer to redeem up to 246,154 shares of preferred stock (with a right to redeem up to an additional 13,483 shares) at a price of $16.25 per share. Shareholders tendered 348,538 shares of preferred stock and the Company redeemed 259,574 shares of preferred stock at $16.25 per share in December 2006. Shareholders who tendered their preferred stock in this offering did not receive a dividend payment for the quarter ended December 31, 2006.

Mandatorily redeemable preferred stock consisted of the following as of March 31, 2007 and December 31, 2006:

	3/31/2007	12/31/2006
Redeemable Preferred stock, 1 cent par value,	$10,365,425	$10,365,425

$25 carrying value, 3,000,000 shares authorized,
690,000 shares issued, 414,617 shares outstanding
and 275,383 shares redeemed as of March 31,
2007 and December 31, 2006, respectively

NOTE 8.	INCOME TAXES

As discussed previously, as of January 1, 2006, BMSBLC merged with and into LMOD and on January 1, 2006, no longer qualified as a REIT. Therefore, for the year ended December 31, 2006, the Company (consisting of the Parent, LMOD and LPI) operated as a C Corporation under the Internal Revenue Code. The Company intends to file a consolidated federal income tax return for the year ended December 31, 2006.

The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s consolidated financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. There were no income tax benefits recognized for the year ended December 31, 2006, due to changes in the valuation allowance. At March 31, 2007, the Company’s valuation allowance was approximately $5.86 million.

NOTE 9.	STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R “Share-Based Payment” (“SFAS 123R”), which requires compensation costs related to share-based payment transactions to be recognized in financial statements. SFAS 123R replaced SFAS No. 123 “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, which generally resulted in no compensation expense being recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the consolidated statement of earnings based on fair value. The amount of compensation expense is determined based on the fair value of the options when granted and is expensed over the required service period, which is normally the vesting period of the options. SFAS No. 123R applies to awards granted or modified after January 1, 2006, and any unvested awards outstanding at December 31, 2005. Consequently, compensation expense cost is recorded for prior option grants that vest on or after January 1, 2006. The Company has elected to use the Black-Scholes option pricing model and the straight-line method of amortization expense over the requisite service period of the grant.

At March 31, 2007, the Company had a stock-based employee compensation plan the 2003 Stock Option Plan. Prior to the adoption of SFAS 123R, the Company accounted for plans under the recognition and measurement principles of APB Opinion No. 25 which resulted in no compensation expense being recorded. Under SFAS No. 123R, stock based compensation of $736 was recognized in the first quarter of 2007 and $2,944 was recognized in the year ended December 31, 2006.

At March 31, 2007, the 2003 Stock Option Plan had outstanding options to purchase an aggregate of 40,900 shares at an exercise price of $4.72 per share, of which options to purchase 32,720 shares were exercisable.

NOTE 10.	PRO FORMA FINANCIAL INFORMATION

The following table presents the unaudited pro forma results of operations of the Company for the three months ended March 31, 2006, assuming that the loan sales and leased property dispositions which occurred during 2006 had occurred on January 1, 2006.

The pro forma consolidated financial information gives effect to all of the following transactions as if they had occurred on January 1, 2006.

The sale of loans and loan participations to InvestorsBank on various dates during the year ended December 31, 2006 for the aggregate purchase price of $15.58 million, plus accrued interest, pursuant to an asset purchase agreement entered into by LMOD and the InvestorsBank.

The sale of six additional loans to the Bank, outside of the asset purchase agreement, for the aggregate purchase price of $4.16 million, plus accrued interest.

The sale of nine leased properties and two vacant properties to various unrelated parties which resulted in a gain of $2.24 million. The net book value of the properties at the time of the sales was $11.77 million. The pro forma condensed consolidated statement of operations for the three months ended March 31, 2006, excludes the gain on the sale of the properties.

The reduction of indebtedness under the Company’s revolving line of credit agreement, in the amount of $22.82 million, the payoff of the notes payable to SWIB in full, in the amount of $5.14 million, and the redemption of 259,754 shares of preferred stock with a carrying amount at redemption of $4.22 million, with the proceeds from the sales of the financial services business segment’s assets. The prepayment of the notes payable to SWIB required a prepayment penalty of $289,034, which has been excluded from the March 31, 2006 pro forma financial information.

The pro forma consolidated financial information adjusts the Company’s historical results of operations for the transactions listed above. The pro forma consolidated financial information should be read in conjunction with the Company’s historical financial information, but does not purport to be indicative of the results which may be obtained in the future or which would actually have been obtained had the transactions occurred as of January 1, 2006. For purposes of presenting the pro forma consolidated information, income taxes have been excluded as no income tax was due on the 2006 transactions.

	Three Months Ended 3/31/2006 Historical	Pro Forma Adjustments	Three Months Ended 3/31/2006 Pro Forma
Consumer products segment's net loss	$(1,003,923)	$--	$(1,003,923)

Financial services segment's total revenues	$991,677	$(901,307)	$90,370
Financial services segment's total expenses	(893,062)	630,635	$(262,427)

Financial services segment's net income (loss)	$98,615	$(270,672)	$(172,057)

Total Company net loss	$(905,308)	$(270,672)	$(1,175,980)
Preferred stock dividends	(226,275)	87,119	(139,156)

Net loss applicable to common shareholders	$(1,131,583)	$(183,553)	$(1,315,136)

Basic loss per common share	$(0.30)	$--	$(0.35)
Diluted loss per common share	$(0.30)	$--	$(0.35)
Weighted average shares outstanding	3,727,589	3,727,589	3,727,589

NOTE 11.	SUBSEQUENT EVENTS

On February 15, 2007, Jeffrey B. Rusinow and Douglas M. Schosser were elected to the Company’s Board of Directors (the “Board”). Mr. Schosser was named Chairman of the Audit Committee of the Board and is qualified as an “audit committee financial expert” as defined by the Securities and Exchange Commission. Mr. Rusinow was named Chairman of the Compensation Committee of the Board.

On April 5, 2007, the Board’s Compensation Committee awarded Messrs. Kenneth J. Werner, Jr. (President of LMOD and LPI) and Craig R. Bald (Vice President of Finance) restricted shares of the Company’s common stock, 6-2/3 cents par value (“Common Stock”) and nonqualified stock options. The nonqualified stock options were granted under the 2003 Stock Option Plan. Mr. Werner was granted 50,000 restricted shares of Common Stock and Mr. Bald was granted 25,000 restricted shares of Common Stock. Mr. Werner was granted an option to purchase 100,000 shares of Common Stock and Mr. Bald was granted an option to purchase 50,000 shares of Common Stock. The option price was $0.33 per share, which represents the closing sale price of a share of Common Stock on the grant date (the fair market value).

NOTE 12.	LOSS PER SHARE

See Exhibit 11 for the computation of the net loss per common share.

NOTE 13.	COMMITMENTS

There were no undisbursed construction or loan commitments at March 31, 2007.

NOTE 14.	RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Amounts presented as of March 31, 2007, and December 31, 2006, and for the three month periods ended March 31, 2007, and March 31, 2006, include the consolidation of the Parent, LMOD and LPI. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

In 2006 and the first quarter of 2007, LMOD continued to be affected by the decline in the demand for collectible dolls. Management’s strategy has focused on reducing operating expenses and controlling inventory levels as well as developing new products and marketing strategies. In August of 2006, LMOD announced the introduction of a new line of play dolls, “Playbabies”, which were first available for the 2006 holiday season. This collection features a series of 13 play dolls which provide a playmate for each stage of a young girl’s early development, from newborn through age four. In April 2007, LMOD introduced the “Middleton NOW” line of collector-quality dolls which have also been safety tested for children ages three and up. The Middleton NOW line of dolls will have a more modern and trendy look in a moderate price range. The Artist Studio Collection (“ASC”) of artist-designed collectible dolls has begun to introduce new artists who are designing and sculpting collectible dolls with a more realistic style. In March of 2007, LMOD introduced three new collectible dolls with limited availability. A complete line of accessories including furniture, bedding and room décor items has also been introduced.

At March 31, 2007, LMOD’s real estate portfolio consisted of one leased property which is listed for sale. The loan portfolio consisted of five loans, one of which was paid off in the second quarter of 2007. No payments were received in the first quarter of 2007 on the four remaining loans of which two are presently in foreclosure proceedings.

LPI has experienced some success at expanding its customer base and has been introducing updated styles of its clocks.

In February of 2007, two new directors, Jeffrey B. Rusinow and Douglas M. Schosser, were added to the Board. Their experience in the consumer retail, financial and operational areas will be a valuable asset for both management and shareholders.

Income Tax Status

For the year ended December 31, 2006, the Company (consisting of the Parent, LMOD and LPI) operated as a C Corporation under the Internal Revenue Code and intends to file a consolidated federal income tax return. The Company will be operated as a C Corporation for the 2007 fiscal year as well.

Tax Benefits

The Company accounts for income taxes using an asset and liability approach, which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s consolidated financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. There were no income tax benefits recognized for the year ended December 31, 2006, due to changes in the valuation allowance. At March 31, 2007 and December 31, 2006, the Company’s valuation allowance was approximately $5.86 and $5.53 million, respectively.

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

        Inventory and allowance for obsolete and excess inventory. Inventories are valued at lower of cost or market using the first-in, first-out (FIFO) method. LMOD and LPI provide an allowance for obsolete inventory items based on management’s estimate. Management reviews all excess quantities and slow-moving or obsolete inventory items in order to determine the appropriate allowance for obsolete inventory. The inventory allowance reflects the estimated markdown necessary to liquidate the slow-moving inventory items.

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

Results of Operations

For the three months ended March 31, 2007 and March 31, 2006

        The Company’s total net loss applicable to common shareholders for the three months ended March 31, 2007 equaled $0.85 million, or $0.23 per common share (diluted), as compared to a net loss of $1.13 million, or $0.30 per common share (diluted), for the three months ended March 31, 2006.

Consumer Products

        The consumer products segment’s net loss decreased $0.26 million when comparing the first quarter of 2007 to the first quarter of 2006.

        Net sales for the three months ended March 31, 2007, decreased 16% to $2.18 million from $2.58 million for the three months ended March 31, 2006. During the first quarter of 2007, LMOD’s net sales were $1.04 million (a decrease of $0.45 million from the first quarter of 2006) and LPI’s net sales were $1.14 million (an increase of $0.05 million from the first quarter of 2006). At LMOD, net sales in the ASC category declined $0.29 million reflecting decreased sales of ASC dolls and accessories, and Newborn Nursery® dolls. In 2006, sales of play dolls were discontinued which accounted for $0.22 million of the sales decline. Offsetting that decline, in the first quarter of 2007 sales of the newly introduced Playbabies were $0.11 million. Retail sales decreased $0.05 million primarily due to the closing of a retail outlet in 2006. During the first quarter of 2006, LMOD was offering special incentive ordering packages for selected ASC dolls and for the discontinued play dolls in order to reduce inventory levels. Net sales at LPI increased slightly when comparing the two quarters primarily due to the introduction of new clock styles.

        Cost of goods sold decreased 19% to $1.56 million for the three months ended March 31, 2007, compared to $1.93 million for the three months ended March 31, 2006. LMOD’s cost of goods sold decreased to $0.73 million from $1.16 million while LPI’s cost of goods sold increased to $0.83 million from $0.77 million. Total gross profit margin increased to 29% from 25% in the prior year. LMOD’s gross profit margin increased to 30% from 22%. During the first quarter of 2006, LMOD was offering special incentive ordering packages for selected ASC dolls and for discontinued play dolls in order to reduce inventory levels which increased cost of goods sold in 2006 and decreased gross profit margins in 2006. LPI’s gross profit margin decreased to 27% from 29% due to price concessions on certain product lines.

        Total operating expenses for the three months ended March 31, 2007, were $1.42 million compared to $1.69 million for the three months ended March 31, 2006, a 16% decrease. Sales and marketing expenses decreased $0.24 million when comparing the first quarter of 2007 to the first quarter of 2006, primarily due to reductions in expenses at LMOD. Expenses for merchant fees and freight were less in the first quarter of 2007 as compared to the first quarter of 2006 due to the decrease in sales. Salary expense also decreased due to workforce reductions. Fees paid for royalties also decreased in 2007 since LMOD no longer is required to pay a guaranteed minimum annual royalty amount due to a contract expiration. Expenses related to catalog development at LMOD increased but the increase was offset by a decrease in co-op advertising fees. New product development decreased $0.06 million when comparing the first quarter of 2007 to the first quarter of 2006. At LPI, product development costs increased slightly due to small increases in salary expense, travel and sample costs. At LMOD product development costs decreased $0.07 million primarily due to reductions in personnel and in personnel related costs. General and administrative expenses increased $0.03 million when comparing the two quarters. At LMOD general and administrative expenses decreased $0.20 million when comparing the first quarter of 2007 to the first quarter of 2006 primarily due to expense reductions in personnel costs, depreciation, leased office space and utilities. On May 1, 2006, LMOD relocated its corporate headquarters to a smaller leased office space in order to reduce operating expenses. LPI’s general and administrative expenses increased slightly by $0.01 million primarily due to increases in salary expense and related benefits. The remaining increase in general and administrative expense of $0.22 million is attributable to ongoing expenses which were formerly absorbed by the financial services business segment. These expenses primarily include directors fees, salaries, accounting and legal fees for the Company.

        Other income increased slightly when comparing the first quarter of 2007 to the first quarter of 2006. Other income is primarily composed of interest income on cash holdings and rental income from a tenant in the Company’s headquarters building owned by LPI.

Financial Services

        The financial services segment’s net income decreased from $98,615 to $40,328 when comparing the first quarter of 2007 to the first quarter of 2006.

        Prior to January 1, 2006, the financial services business segment consisted of the Parent and its wholly-owned subsidiary BMSBLC. On January 1, 2006, BMSBLC was merged with and into LMOD with LMOD as the surviving corporation. During 2006, the Company sold substantially all of the assets of the financial services business segment and used the net proceeds to pay off indebtedness, to fund working capital at the consumer products business segment, to pay preferred stock dividends, and to partially redeem shares of the Company’s outstanding preferred stock. The Company does not intend to continue in the financial services business segment after all of the segment’s assets are sold.

        As a result of the sale of the assets, both interest income from loans and rental income decreased when comparing the first quarter of 2007 to the first quarter of 2006. The interest income from loans in the first quarter of 2007 was from two loans which subsequently have been paid off. The remaining four loans totaling $395,751 are non-accrual loans and two of the four loans are presently in foreclosure proceedings. The rental income in the first quarter of 2007 was from one remaining leased property. In accordance with the terms of the lease, the lessee has given advance notice that they will be vacating the property as of July 15, 2007. The property is presently listed for sale for $2.0 million.

        No leased properties were sold in the first quarter of 2007. In the first quarter of 2006, three leased properties were sold resulting in a gain of $459,374. Other income in 2007 is composed primarily of interest income from cash holdings and from the leased property tenant. Other income in 2006 was composed primarily of prepayment penalties, letter of credit fees and late payment fees.

        Expenses in the first quarter of 2007 consisted of depreciation on the remaining leased property and legal fees related to the foreclosure action. Other ongoing operating expenses which were formerly reported by the financial services business segment are reported in the general and administrative expenses of the consumer products business segment for the first quarter of 2007. These expenses primarily include directors fees, salaries, accounting and legal fees for the Company.

Corporate

        In November 2006, the Company commenced a tender offer to redeem up to 246,154 shares of preferred stock (with a right to redeem up to an additional 13,483 shares) at a price of $16.25 per share. Shareholders tendered 348,538 shares of preferred stock and the Company redeemed 259,574 shares of preferred stock at $16.25 per share in December of 2006. As a result, the expense for preferred stock dividends was reduced when comparing the first quarter of 2007 to the first quarter of 2006. In the first quarter of 2007, the Company paid the usual rate of $0.335625 per share on 414,617 outstanding shares of preferred stock.

Liquidity and Capital

        The consumer products business segment has incurred net losses and negative cash flows from operating activities over the past four years and the Company has an accumulated deficit of $6.50 million at March 31, 2007. The sale of assets during 2006 generated sufficient cash to allow the Company to pay off debt, to fund operations, and to partially redeem shares of the Company’s outstanding preferred stock. Absent any adverse factors outside the control of the Company, management expects that the cash that will be generated from additional asset sales and existing operations together with existing cash balances and other potential sources of financing will be sufficient to provide the necessary cash to meet operating and working capital requirements through June 30, 2008. The Company is required to redeem $10.37 million of preferred stock by July 1, 2008, to the extent the Company has legally available funds for the redemption and it is otherwise permitted under Wisconsin law. We will only have sufficient funds to redeem the preferred stock and to continue to pay dividends on the preferred stock if our consumer products business segment can generate sufficient earnings (our consumer products business segment has realized losses from operations for the last four years) and/or we are able to raise funds from other sources. The Company is considering various alternatives in order to address all of its financial obligations, including the redemption of preferred stock.

        Due to the reduction in earning assets and the resulting decrease in income, in June 2004 the Board of Directors changed the common stock dividend policy from the payment of quarterly dividends to the payment of an annual discretionary dividend payable in January for the preceding year. For the years ended December 31, 2006 and 2005, no dividends were paid to the common stock shareholders and the Company does not anticipate paying any dividends on the common stock in the foreseeable future. The preferred stock dividend of $0.335 per share per quarter ($1.34 annual dividend per preferred share) was paid during 2006 and for the first quarter of 2007. There can be no assurance that the Company will have sufficient funds to continue to pay dividends on the preferred stock. The Company will only have sufficient funds if it can generate sufficient earnings and/or it is able to raise funds from other sources.

Consumer Products

        Total assets of the consumer products segment were $11.37 million as of March 31, 2007, and $12.84 million as of December 31, 2006, an 11% decrease. Cash decreased to $0.38 million at March 31, 2007, from $0.96 million at December 31, 2006.

        Accounts receivable, net of the allowance for doubtful accounts, decreased to $1.08 million at March 31, 2007, from $2.20 million at December 31, 2006, due to normal collections after the year-end selling season and due to lower sales in 2007. LPI’s receivables decreased $0.16 million and LMOD’s receivables decreased $0.96 million.

        Inventory and prepaid inventory, net of the allowance for obsolete and excess inventory, increased to $4.51 million at March 31, 2007, compared to $4.19 million at December 31, 2006. LMOD’s inventory increased $0.04 million to $2.49 million due to new product introductions. LPI’s inventory increased by $0.28 million to $2.20 million due to the introduction of new clock styles. Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

        Other prepaid expenses decreased $0.02 million from December 31, 2006 to March 31, 2007. Property and equipment, net of accumulated depreciation, decreased by $0.07 million as of March 31, 2007, compared to December 31, 2006, primarily due to depreciation. Property and equipment expenditures increased by $0.05 million while accumulated depreciation increased by $0.12 million.

        Current liabilities decreased $0.92 million to $0.50 million at March 31, 2007, from $1.42 million at December 31, 2006, due to reductions in accounts payable, accrued royalties, accrued salaries and accrued vendor rebates. LPI’s liabilities decreased $0.43 million and LMOD’s liabilities decreased $0.49 million.

Financial Services

        Total assets of the financial services segment were $3.20 million as of March 31, 2007, and $3.52 million as of December 31, 2006, a 9% decrease. Cash decreased to $1.39 million at March 31, 2007 from $1.74 million at December 31, 2006.

        Interest receivable decreased to $306 as of March 31, 2007, from $423 at December 31, 2006. The tenant advance decreased to $111,285 as of March 31, 2007, from $137,293 at December 31, 2006. Management expects that the tenant advance amount will be paid off in July of 2007, upon the termination of the lease for the property.

        At March 31, 2007, loans held for investment consisted of five loans totaling $450,497. At December 31, 2006, the loan portfolio consisted of six loans totaling $463,575. One loan was paid off during the first quarter of 2007 and another loan was paid off during the second quarter of 2007. The remaining four loans totaling $395,751 are non-accrual loans and two of the four loans are presently in foreclosure proceedings. No principal payments were received on any of the four loans during the first quarter of 2007. At March 31, 2007 and December 31, 2006, a loan loss provision of $250,000 existed for these loans.

        The financial services business segment owned one leased property at March 31, 2007 and December 31, 2006. The property is presently listed for sale for $2.0 million. In accordance with the terms of the lease, the lessee has given advance notice that they will be vacating the property as of July 15, 2007. Depreciation of $9,820 was recorded on the leased property in the first quarter of 2007.

        Other assets increased $71,610 to $92,220 at March 31, 2007, from $20,610 at December 31, 2006, primarily due to increases in prepaid insurance and prepaid directors fees. Accrued liabilities decreased $19,263 to $37,070 at March 31, 2007, from $56,333 at December 31, 2006. Accrued liabilities primarily include accrued legal and accounting fees.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may”, “will”, “could”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to:

o	demand for the Company's consumer products;
o	the degree of success of the strategy to reduce expenses and to increase revenue in the consumer products business segment;
o	competition;
o	the ability of the Company to provide the necessary cash to meet operating and working capital requirements beyond 2007;
o	the ability of the Company to provide the necessary cash to continue to pay dividends on the preferred stock and to redeem the remaining outstanding preferred stock;
o	general economic conditions, including the condition of the local real estate market;
o	legislative/regulatory changes;
o	monetary and fiscal policies of the U.S. Government, including policies of the U.S Treasury and the Federal Reserve Board;
o	the quality or composition of the loan and real estate portfolios;
o	payment when due of principal and interest on loans made by the Company;
o	payment of rent by lessees on Company properties;
o	the necessity to make additions to the Company's allowance for doubtful accounts;
o	the necessity to make additions to the Company's allowance for obsolete inventory; and
o	the timing of sales and the selling prices of the Company's remaining leased real estate.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 3.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-QSB.

As previously disclosed in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, (“the “2006 Annual Report”), the Company’s management and Audit Committee were notified by Virchow, Krause & Company, LLP (“Virchow Krause”), the Company’s independent registered public accounting firm, that during the course of their audit of the Company’s consolidated financial statements for 2006 they identified deficiencies in internal control. Virchow Krause indicated that it was their belief that the combination of the deficiencies constituted a material weakness. The deficiencies related to the following: (1) the lack of timely account reconciliation for certain general ledger accounts; (2) duplicate payment of a certain vendor invoice; (3) entering into a business agreement to sell or lease property without a written contract; and (4) the lack of segregation of duties with respect to the payment of vendor invoices. Based on these deficiencies, the Company determined that, as of the end of the fiscal year 2006, there was a material weakness affecting the Company’s internal control over financial reporting and, as a result of that material weakness, the Company’s disclosure controls and procedures were not effective. However, the Company concluded that the internal control deficiencies identified above did not impact the quality of the financial information in the 2006 Annual Report and that the consolidated financial statements included in the 2006 Annual Report fairly stated, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

The Company discussed the deficiencies identified above with the Audit Committee and Virchow Krause and disclosed in the 2006 Annual Report that it believed that through measures already taken since such deficiencies were identified the Company had remediated the material weakness. Consequently, based on the evaluation described above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that, as of the end of the quarter ended March 31, 2007, the Company’s disclosure controls and procedures were effective.

There can be no assurances that the Company’s disclosure controls and procedures will detect or uncover all failure of persons with the Company to report material information otherwise to be set forth in the reports that the Company files with the Securities and Exchange Commission.

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, except as identified above, there were no changes in the Company’s internal control over financial reporting identified in such evaluation that occurred during the quarter ended March 31, 2007 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 6.	EXHIBITS

List of Exhibits

The Exhibits to this Quarterly Report on Form 10-QSB are identified on the Exhibit Index hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

THE MIDDLETON DOLL COMPANY
(Registrant)
Date: May 11, 2007	/s/ Salvatore L. Bando
Salvatore L. Bando
President and Chief Executive Officer
Date: May 11, 2007	/s/ Craig R. Bald
Craig R. Bald
Vice President Finance and Chief Financial Officer

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB

EXHIBIT INDEX

Exhibit Number	Exhibit

11.1	Computation of Net Loss Per Common Share.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Vice President Finance and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Written Statement of the President and Chief Executive Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.

32.2	Written Statement of the Vice President Finance and Chief Financial Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.