Form 10QSB
period 2007-06-30
MIDDLETON DOLL CO
filed 2007-08-14
CIK 723209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

or

[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

Commission file number: 0-22663

THE MIDDLETON DOLL COMPANY
(Exact name of small business issuer as specified in its charter)

Wisconsin	39-1364345
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1050 Walnut Ridge Drive
Hartland, Wisconsin
53029-8303
(Address of principal executive offices)

(262) 369-8163
(Issuer’s telephone number, including area code)

        Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]     No [  ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]    No [X]

        On July 27, 2007, there were 3,802,589 shares outstanding of the issuer’s common stock, 6-2/3 cents par value.

        Transitional Small Business Disclosure Format (check one):     Yes [  ]    No [X]

THE MIDDLETON DOLL COMPANY
FORM 10-QSB INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2007 (Unaudited) and
	December 31, 2006	3
	Condensed Consolidated Statements of Operations - For the Three Months and
	Six Months Ended June 30, 2007 and 2006 (Unaudited)	5
	Condensed Consolidated Statements of Changes in Shareholders' Equity - For the Six
	Months Ended June 30, 2007 and 2006 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows - For the Six Months Ended
	June 30, 2007 and 2006 (Unaudited)	8
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	10
Item 2.	Management's Discussion and Analysis or Plan of Operation	16
Item 3.	Controls and Procedures	25
PART II.	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 6.	Exhibits	27
	Signatures	28
	Exhibit Index	29

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2007	December 31, 2006
	(Unaudited)
CONSUMER PRODUCTS
Current Assets:
Cash and cash equivalents	$416,952	$961,527
Accounts receivable, net	1,198,136	2,203,751
Inventory, net	5,454,486	3,722,700
Prepaid inventory	49,478	466,699
Other prepaid expenses	94,094	87,448

Total current assets	7,213,146	7,442,125
Property and equipment, net	5,301,902	5,392,659

Total Consumer Products Assets	12,515,048	12,834,784

FINANCIAL SERVICES
Cash and cash equivalents	434,337	1,738,561
Interest receivable	--	423
Tenant advance	84,572	137,293
Loans held for investment, net	145,750	213,575
Leased properties, listed for sale, net	1,394,148	1,413,788
Other assets	52,923	20,610

Total Financial Services Assets	2,111,730	3,524,250

TOTAL ASSETS	$14,626,778	$16,359,034

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2007	December 31, 2006
	(Unaudited)
LIABILITIES
CONSUMER PRODUCTS
Accounts payable	$955,858	$996,846
Accrued royalties	2,138	90,433
Accrued real estate taxes and personal property taxes	105,985	83,203
Accrued salaries	63,444	90,492
Accrued vendor rebates	46,687	56,667
Accrued liabilities	123,795	99,965

Total Consumer Products Liabilities	1,297,907	1,417,606

FINANCIAL SERVICES
Accrued liabilities	28,159	56,333

PREFERRED SHARES SUBJECT TO
MANDATORY REDEMPTION ON JULY 1, 2008	10,365,425	10,365,425

Total Company Liabilities	11,691,491	11,839,364

SHAREHOLDERS' EQUITY
Common stock, $0.0667 cents par value,
15,000,000 shares authorized, 4,476,599 shares issued,	293,441	293,441
3,802,589 shares outstanding at June 30, 2007 and
3,727,589 shares outstanding at December 31, 2006
Additional paid-in capital	16,618,910	16,607,688
Accumulated deficit	(7,251,142)	(5,655,537)
Treasury stock, 674,010 shares, at June 30, 2007
and December 31, 2006, at cost	(6,725,922)	(6,725,922)

Total Shareholders' Equity	2,935,287	4,519,670

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$14,626,778	$16,359,034

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
CONSUMER PRODUCTS
NET SALES	$2,248,152	$2,135,072	$4,425,703	$4,714,122
COST OF GOODS SOLD	1,662,125	1,458,638	3,218,830	3,393,394

Gross Profit	586,027	676,434	1,206,873	1,320,728

OPERATING EXPENSES
Sales and marketing	338,119	516,658	688,104	1,106,497
New product development	185,776	224,179	392,319	487,959
General and administrative	759,383	643,111	1,627,326	1,479,194

Total Operating Expenses	1,283,278	1,383,948	2,707,749	3,073,650

Net operating loss	(697,251)	(707,514)	(1,500,876)	(1,752,922)

OTHER INCOME
Other income, net	49,639	41,245	109,267	82,730

Loss before income taxes	(647,612)	(666,269)	(1,391,609)	(1,670,192)
Less: Applicable income tax expense	--	--	--	--

CONSUMER PRODUCTS LOSS	$(647,612)	$(666,269)	$(1,391,609)	$(1,670,192)

FINANCIAL SERVICES
REVENUES
Interest on loans	$284	$61,345	$1,297	$276,390
Rental income	47,870	219,976	93,725	528,638
Gain on sale of leased properties	--	601,342	--	1,060,716
Other income	6,006	10,590	11,580	19,186

Total Revenues	54,160	893,253	106,602	1,884,930

EXPENSES
Interest expense	--	77,360	--	317,240
Loss on early extinguishment of indebtedness	--	--	--	289,034
Depreciation expense	9,820	38,252	19,640	95,710
Management fee expense	--	16,187	--	45,139
Compensation expense	--	72,139	--	153,440
Other operating expenses	5,502	127,428	7,796	323,865

Total Expenses	15,322	331,366	27,436	1,224,428

Income before income taxes	38,838	561,887	79,166	660,502
Less: Applicable income tax expense	--	--	--	--

FINANCIAL SERVICES INCOME	$38,838	$561,887	$79,166	$660,502

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (Continued)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
TOTAL COMPANY
Income (loss) before income taxes,
Consumer products	$(647,612)	$(666,269)	$(1,391,609)	$(1,670,192)
Financial services	38,838	561,887	79,166	660,502

Total Company	(608,774)	(104,382)	(1,312,443)	(1,009,690)
Income tax expense	--	--	--	--

NET LOSS	(608,774)	(104,382)	(1,312,443)	(1,009,690)
Preferred stock dividends	(139,156)	(226,276)	(278,312)	(452,551)
Preferred stock redemption expense	--	--	(4,850)	--

NET LOSS APPLICABLE TO
COMMON SHAREHOLDERS	$(747,930)	$(330,658)	$(1,595,605)	$(1,462,241)

Basic loss per common share	$(0.20)	$(0.09)	$(0.42)	$(0.39)

Diluted loss per common share	$(0.20)	$(0.09)	$(0.42)	$(0.39)

Weighted average shares outstanding	3,799,292	3,727,589	3,763,639	3,727,589

Dividend paid per preferred stock share	$0.335625	$0.335625	$0.335625	$0.335625

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Common Treasury Stock	Total
BALANCES,
December 31, 2005	$293,441	$16,604,744	$(5,279,449)	$(6,725,922)	$4,892,814

Net loss six months
ended June 30, 2006	--	--	(1,009,690)	--	(1,009,690)
Stock-based compensation	--	1,472	--	--	1,472
Cash dividends on preferred stock	--	--	(452,551)	--	(452,551)

BALANCES,
June 30, 2006	$293,441	$16,606,216	$(6,741,690)	$(6,725,922)	$3,432,045

BALANCES,
December 31, 2006	$293,441	$16,607,688	$(5,655,537)	$(6,725,922)	$4,519,670

Net loss six months
ended June 30, 2007	--	--	(1,312,443)	--	(1,312,443)
Stock-based compensation	--	11,222	--	--	11,222
Preferred stock redemption expense	--	--	(4,850)	--	(4,850)
Cash dividends on preferred stock	--	--	(278,312)	--	(278,312)

BALANCES,
June 30, 2007	$293,441	$16,618,910	$(7,251,142)	$(6,725,922)	$2,935,287

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
CONSUMER PRODUCTS
CASH FLOWS FROM OPERATING ACTIVITIES
Segment net loss	$(1,391,609)	$(1,670,192)
Adjustments to reconcile segment net loss to
net cash flows from operating activities
Depreciation	242,264	357,821
Gain on sale of equipment	(11,975)	(1,930)
Stock-based compensation expense	11,222	--
Provision for losses on accounts receivable	9,150	18,256
Provision for obsolete inventory	--	(58,752)
Net change in:
Accounts receivable	996,465	1,854,487
Inventory	(1,314,565)	1,022,906
Other assets	(6,646)	88,576
Accounts payable	(40,988)	(661,496)
Other liabilities	(78,711)	(297,646)

Net Cash Flows (used in) from Operating Activities	(1,585,393)	652,030

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(151,832)	(67,009)
Proceeds from sale of equipment	12,300	1,930

Net Cash Flows used in Investing Activities	(139,532)	(65,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Net intercompany transactions	1,180,350	(9,698)

Net Cash Flows from (used in) Financing Activities	1,180,350	(9,698)

Net Change in Cash and Cash Equivalents	(544,575)	577,253
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	961,527	83,817

CASH AND CASH EQUIVALENTS - END OF PERIOD	$416,952	$661,070

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED)
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
FINANCIAL SERVICES
CASH FLOWS FROM OPERATING ACTIVITIES
Segment net income	$79,166	$660,502
Adjustments to reconcile segment net income to
net cash flows from operating activities
Depreciation	19,640	95,710
Gain on sale of leased properties	--	(1,060,716)
Stock-based compensation expense	--	1,472
Net change in:
Interest receivable	423	90,044
Tenant advance and other assets	20,408	69,643
Accrued liabilities	(28,174)	(789,330)

Net Cash Flows from (used in) Operating Activities	91,463	(932,675)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan repayments received	67,825	3,530,825
Proceeds from sale of leased properties	--	7,180,458
Proceeds from sale of loans	--	17,609,772

Net Cash Flows from Investing Activities	67,825	28,321,055

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in lines of credit	--	(21,720,000)
Repayment of SWIB notes	--	(5,000,000)
Repayment of loan participations with repurchase options	--	(135,254)
Net intercompany transactions	(1,180,350)	9,698

Net Cash Flows used in Financing Activities	(1,180,350)	(26,845,556)

Net Cash Flows (used in) from Financial Services	(1,021,062)	542,824
Payment for preferred stock redemption expenses	(4,850)	--
Preferred stock dividends paid	(278,312)	(452,551)

Net Cash Flows used in Redemption of Preferred Stock
and Preferred Stock Dividends	(283,162)	(452,551)

Net Change in Cash and Cash Equivalents	(1,304,224)	90,273
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	1,738,561	203,356

CASH AND CASH EQUIVALENTS - END OF PERIOD	$434,337	$293,629

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$--	$496,856
Cash paid for income taxes	$--	$546,917

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

Prior to January 1, 2006, the financial services business segment consisted of the Parent and its wholly-owned subsidiary Bando McGlocklin Small Business Lending Corporation (“BMSBLC”). On January 1, 2006, BMSBLC was merged with and into LMOD with LMOD as the surviving corporation. During 2006, the Company sold substantially all of the assets of the financial services business segment and used the net proceeds to pay off indebtedness, fund working capital at the consumer products business segment, pay preferred stock dividends, and partially redeem shares of the Company’s outstanding preferred stock. The Company does not intend to continue in the financial services business segment after all of the segment’s assets are sold.

For the year ended December 31, 2005, the Parent and BMSBLC were operated as a real estate investment trust (“REIT”) pursuant to the provisions of Section 856 of the Internal Revenue Code of 1986, as amended. To retain its tax exempt status, a REIT must be in compliance with certain tests concerning the nature of its assets and its income. In addition, a REIT must distribute substantially all of its taxable income each year in dividends to its shareholders. LMOD and LPI are each operated as C Corporations under the Internal Revenue Code and are subject to corporate income tax rates. As a result of BMSBLC’s merger with and into LMOD, BMSBLC no longer qualifies as a REIT. Therefore, for the year ended December 31, 2006, the Company (consisting of the Parent, LMOD and LPI) operated as a C Corporation under the Internal Revenue Code and intends to file a consolidated federal income tax return. The Company will continue as a C Corporation in the foreseeable future.

The consolidated financial statements of the Company include the accounts of the Parent, the former BMSBLC, LMOD and LPI. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of June 30, 2007 and December 31, 2006, the results of operations for the three and six month periods ended June 30, 2007 and 2006 and the statements of changes in shareholders’ equity and cash flows for the six months ended June 30, 2007 and 2006 have been made. Such adjustments consisted only of normal recurring items. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 (the “Annual Report”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report.

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

NOTE 3.   LIQUIDITY AND CAPITAL RESOURCES

The consumer products business segment has incurred net losses and negative cash flows from operating activities over the past four years and the Company has an accumulated deficit of $7.25 million at June 30, 2007. The sale of financial services assets during 2006 generated sufficient cash to allow the Company to pay off debt, to fund operations, and to partially redeem shares of the Company’s outstanding preferred stock. Absent any adverse factors outside the control of the Company, management expects that the cash that will be generated from additional asset sales and existing operations together with existing cash balances and other potential sources of financing, such as an asset based line of credit, will be sufficient to provide the necessary cash to meet operating and working capital requirements through June 30, 2008. The Company is required to redeem $10.37 million of preferred stock by July 1, 2008, to the extent the Company has legally available funds for the redemption and it is otherwise permitted under Wisconsin law. The Company will only have sufficient funds to redeem the preferred stock and to continue to pay dividends on the preferred stock if the consumer products business segment can generate sufficient earnings (the consumer products business segment has realized losses from operations for the last four years) and/or is able to raise funds from other sources. The Company is considering various alternatives, including the sale or pledging of some or all of its assets, (see Note 11 Subsequent Events), in order to address all of its financial obligations, including the redemption of preferred stock. There can be no assurance that the Company will be able to redeem the preferred stock on July 1, 2008. If the Company is unable to redeem the preferred stock, the Company’s business, financial condition and results of operations could be materially adversely affected.

NOTE 4.   INVENTORY

Inventories of LMOD and LPI are valued at the lower of cost or market using the first-in, first-out (FIFO) method to determine cost. The components of inventory are as follows:

	June 30, 2007	December 31, 2006
Raw materials	$210,082	$296,397
Finished goods	5,639,445	3,909,150

	5,849,527	4,205,547
Allowance for obsolete and excess inventory	(395,041)	(482,847)

	$5,454,486	$3,722,700

NOTE 5.   ALLOWANCES FOR DOUBTFUL ACCOUNTS AND LOANS

Accounts receivable are stated net of a $135,393 allowance for doubtful accounts as of June 30, 2007, and a $175,248 allowance as of December 31, 2006. Loans held for investment are stated net of a $63,813 allowance for doubtful loans as of June 30, 2007 and a $250,000 allowance as of December 31, 2006.

NOTE 6.   LEASED PROPERTIES

At June 30, 2007 and December 31, 2006, LMOD’s real estate portfolio consisted of one commercial leased property. The building is vacant at the present time except for a portion of the warehouse space which is rented under a month-to-month lease for $1,100 per month. The previous tenant’s lease payments ended on July 15, 2007, and the property is listed for sale for $2.0 million.

Leased Properties, Listed for Sale or Under Contract to be Sold
	6/30/2007	12/31/2006
Land	$107,800	$107,800
Buildings	1,571,178	1,571,178

Total	1,678,978	1,678,978
Less: accumulated depreciation	(284,830)	(265,190)

Net	$1,394,148	$1,413,788

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

The Company is required to redeem $10.37 million of preferred stock by July 1, 2008, to the extent the Company has legally available funds for the redemption and it is otherwise permitted under Wisconsin law. The Company will only have sufficient funds to redeem the preferred stock and to continue to pay dividends on the preferred stock if our consumer products business segment can generate sufficient earnings (the consumer products business segment has realized losses from operations for the last four years) and/or is able to raise funds from other sources. The Company is considering various alternatives, including the sale or pledging of some or all of its assets (see Note 11 Subsequent Events), in order to address all of its financial obligations, including the redemption of preferred stock. There can be no assurance that the Company will be able to redeem the preferred stock on July 1, 2008. If the Company is unable to redeem the preferred stock, the Company’s business, financial condition and results of operations could be materially adversely affected.

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

Mandatorily redeemable preferred stock consisted of the following as of June 30, 2007 and December 31, 2006:

	6/30/2007	12/31/2006
Redeemable Preferred stock, 1 cent par value, $25 carrying value, 3,000,000 shares authorized, 690,000 shares issued, 414,617 shares outstanding as of June 30, 2007 and December 31, 2006, respectively	$10,365,425	$10,365,425

NOTE 8.   INCOME TAXES

As discussed previously, as of January 1, 2006, BMSBLC merged with and into LMOD and on January 1, 2006, no longer qualified as a REIT. Therefore, for the year ended December 31, 2006, the Company (consisting of the Parent, LMOD and LPI) operated as a C Corporation under the Internal Revenue Code. The Company intends to file a consolidated federal income tax return for the year ended December 31, 2006 and for the foreseeable future.

The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s consolidated financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. There were no income tax benefits recognized for the year ended December 31, 2006, due to changes in the valuation allowance. At June 30, 2007, the Company’s valuation allowance was approximately $6.16 million.

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

At June 30, 2007, the Company had a stock-based employee compensation plan, the 2003 Stock Option Plan. Prior to the adoption of SFAS 123R, the Company accounted for plans under the recognition and measurement principles of APB Opinion No. 25, which resulted in no compensation expense being recorded. Under SFAS No. 123R, stock based compensation of $11,222 was recognized in the first six months of 2007 and $1,472 was recognized in the first six months of 2006.

On April 5, 2007, the Board’s Compensation Committee awarded Messrs. Kenneth J. Werner, Jr. (President of LMOD and LPI) and Craig R. Bald (Vice President of Finance of Parent) restricted shares of the Company’s common stock, 6-2/3 cents par value and nonqualified stock options. The nonqualified stock options were granted under the 2003 Stock Option Plan. Mr. Werner was granted 50,000 restricted shares of common stock and Mr. Bald was granted 25,000 restricted shares of common stock. Mr. Werner was granted an option to purchase 100,000 shares of common stock and Mr. Bald was granted an option to purchase 50,000 shares of common stock. The option price was $0.33 per share, which represents the closing sale price of a share of common stock on the grant date (the fair market value). The shares of restricted stock vest ratably over a three year period from the date of grant, based upon continued service as an employee, or earlier in the event of death or disability or change of control. Prior to vesting, Messrs. Werner and Bald are entitled to receive dividends on the shares of restricted stock (dividends paid in shares of common stock are subject to the same risk of forfeiture and restrictions on transferability as the restricted shares) and to exercise voting rights. All of the options vest ratably over a four year period from the date of grant, and expire ten years from the date of grant.

At June 30, 2007, the 2003 Stock Option Plan had outstanding options to purchase 40,900 shares at an exercise price of $4.72 per share, of which options to purchase 32,720 shares were exercisable, and 150,000 shares at an exercise price of $0.33 per share, which were not exercisable

At the shareholder meeting on June 5, 2007, the shareholders approved the adoption of the 2007 Non-Employee Director Stock Plan. The plan makes available 200,000 shares of common stock for the payment of director fees in shares of common stock. The plan also allows directors to elect to receive shares of common stock in lieu of cash fees. Any shares issued under a director’s election to receive shares of common stock in lieu of cash fees, would not reduce the 200,000 share amount discussed above. As of June 30, 2007, no shares were issued under the 2007 Non-Employee Director Stock Plan.

NOTE 10.   PRO FORMA FINANCIAL INFORMATION

The following tables present the unaudited pro forma results of operations of the Company for the six months and three months ended June 30, 2006, assuming that the loan sales and leased property dispositions, which occurred during 2006, had occurred on January 1, 2006.

The pro forma consolidated financial information gives effect to all of the following transactions as if they had occurred on January 1, 2006:

The sale of loans and loan participations to InvestorsBank on various dates during the year ended December 31, 2006 for the aggregate purchase price of $15.58 million, plus accrued interest, pursuant to an asset purchase agreement entered into by LMOD and the InvestorsBank.

The sale of six additional loans to InvestorsBank, outside of the asset purchase agreement, for the aggregate purchase price of $4.16 million, plus accrued interest.

The sale of nine leased properties and two vacant properties to various unrelated parties, which resulted in a gain of $2.24 million. The net book value of the properties at the time of the sales was $11.77 million. The pro forma condensed consolidated statement of operations for the six months and three months ended June 30, 2006, excludes the gain on the sale of the properties.

The reduction of indebtedness under the Company’s revolving line of credit agreement, in the amount of $22.82 million, the payoff of the notes payable to SWIB in full, in the amount of $5.14 million, and the redemption of 259,754 shares of preferred stock with a carrying amount at redemption of $4.22 million, with the proceeds from the sales of the financial services business segment’s assets. The prepayment of the notes payable to SWIB required a prepayment penalty of $289,034, which has been excluded from the June 30, 2006 pro forma consolidated financial information.

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

	Six Months Ended 6/30/2006 Historical	Pro Forma Adjustments	Six Months Ended 6/30/2006 Pro Forma
Consumer products segment's net loss	$(1,670,192)	$--	$(1,670,192)

Financial services segment's total revenues	$1,884,930	$(1,728,815)	$156,115
Financial services segment's total expenses	(1,224,428)	771,665	$(452,763)

Financial services segment's net income (loss)	$660,502	$(957,150)	$(296,648)

Total Company net loss	$(1,009,690)	$(957,150)	$(1,966,840)
Preferred stock dividends	(452,551)	174,239	(278,312)

Net loss applicable to common shareholders	$(1,462,241)	$(782,911)	$(2,245,152)

Basic and diluted loss per common share	$(0.39)	$(0.21)	$(0.60)
Weighted average shares outstanding	3,727,589	3,727,589	3,727,589

	Three Months Ended 6/30/2006 Historical	Pro Forma Adjustments	Three Months Ended 6/30/2006 Pro Forma
Consumer products segment's net loss	$(666,269)	$--	$(666,269)

Financial services segment's total revenues	$893,253	$(827,508)	$65,745
Financial services segment's total expenses	(331,366)	141,030	$(190,336)

Financial services segment's net income (loss)	$561,887	$(686,478)	$(124,591)

Total Company net loss	$(104,382)	$(686,478)	$(790,860)
Preferred stock dividends	(226,276)	87,120	(139,156)

Net loss applicable to common shareholders	$(330,658)	$(599,358)	$(930,016)

Basic and diluted loss per common share	$(0.09)	$(0.16)	$(0.25)
Weighted average shares outstanding	3,727,589	3,727,589	3,727,589

NOTE 11.   SUBSEQUENT EVENTS

On July 27, 2007, LPI and LMOD, as co-borrowers, entered into a loan agreement with Town Bank, Hartland, Wisconsin, providing for a line of credit of $750,000 bearing interest at 2.75% over the thirty day LIBOR rate. The note is payable upon demand and is collateralized by receivables and inventory of LPI and LMOD and is guaranteed by the Parent.

The Company’s headquarters are located at 1050 Walnut Ridge Drive, Hartland, Wisconsin, in a commercial building owned by LPI. On August 1, 2007, the building was sold to an unrelated party for $4.2 million. The carrying cost of the property at June 30, 2007, was $3.4 million. In connection with the sale of the building, the Company has entered into a month-to-month lease arrangement with the purchaser of the building and will continue to rent space in the building for the immediate future.

On August 13, 2007, the Board of Directors approved the initiation of a tender offer to repurchase up to 300,000 shares of the Company’s preferred stock at a price of $14.00 per share. The tender offer is expected to commence on or about August 15, 2007, and to expire, unless extended, on or about September 12, 2007. On the commencement date of the tender offer, an offer to purchase, a letter of transmittal and related documents will be filed with the Securities and Exchange Commission, and will be mailed to shareholders of record and will also be made available for distribution to beneficial owners of shares of preferred stock. The solicitation of offers to buy the Company’s preferred stock will only be made pursuant to the offer to purchase, the letter of transmittal and related documents. When they are available, shareholders should read those materials carefully because they will contain important information, including the various terms of, and conditions to, the tender offer.

NOTE 12.   LOSS PER SHARE

See Exhibit 11 for the computation of the net loss per common share.

NOTE 13.   COMMITMENTS

There were no undisbursed construction or loan commitments at June 30, 2007.

NOTE 14.   RECENT ACCOUNTING PRONOUNCEMENTS

Establishing Standards on Measuring Fair Value
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The Statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. The Statement establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. The Company will be required to adopt this statement beginning in 2008. Management believes the adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Amounts presented as of June 30, 2007, and December 31, 2006, and for the three and six month periods ended June 30, 2007, and June 30, 2006, include the consolidation of the Parent, LMOD and LPI. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Over the past four years LMOD has experienced a significant decrease in net sales as shown in the following table. This decrease in sales has been a significant factor in the losses incurred by the consumer products business segment over the same period. Over the past year, management has developed new products and marketing strategies in an attempt to reverse the sales decline. The 2007 holiday season sales will be critical to the future success of the Company.

Six Months Ended	LMOD's Net Sales	LPI's Net Sales	Total Consumer Products Net Sales
6/30/2007	$2,140,560	$2,285,143	$4,425,703
6/30/2006	$2,696,360	$2,017,762	$4,714,122
6/30/2005	$2,858,051	$2,491,499	$5,349,550
6/30/2004	$3,211,459	$2,072,432	$5,283,891

The following information summarizes the new product introductions and provides an overview as to how LMOD is attempting to reverse the decline in sales.

Based on recognized patterns of children’s needs and preferences, LMOD has engineered age-appropriate dolls for a play line of dolls, referred to as “Playbabies”. The Playbabies line has dolls for the newborn child and for children ages six months, one year, eighteen months, two years, three years and four years. Playbabies were introduced in August of 2006 and were first widely available in the 2006 holiday season. At the introduction, the Playbabies line consisted of a series of 13 play dolls. In the current catalog, the Playbabies line has been expanded to 28 play dolls and soon a line of clothing for Playbabies will be available.

In April 2007, LMOD introduced the “Middleton NOW” line of collector-quality dolls which have been safety tested for children ages three and up. NOW dolls are priced between the Playbabies collection and the Artist Studio Collection doll line and reflect a more modern and trendy look. The Fall 2007 catalog contains 25 NOW dolls.

The Artist Studio Collection (“ASC”) of artist-designed collectible dolls has begun to introduce new artists who are designing and sculpting collectible dolls with a more realistic style. The Fall 2007 catalog contains a new introduction of twins, Tyler and Tiffany, sculpted by Reva Schick as well as 21 additional collector dolls. Pat Moulton and Michelle Fagan, new artists for LMOD, are included in this catalog. The catalog also contains furniture, bedding and décor items as well as doll clothing and accessories.

Distribution channels for the above product lines consist primarily of dealers or individual store owners, larger retailers and regional specialty stores. For the 2007 holiday season, JC Penney has expanded the number of Middleton Doll items which will be available through the JC Penney catalog.

Newborn Nursery® boutiques were first introduced in mid-2004 and an exclusivity agreement with the Saks Department Store group was announced in February of 2005. The exclusivity agreement will expire on December 1, 2007. Saks Department Store Group stores were recently sold primarily to Belk, Inc. and The Bon Ton Stores, Inc. Management expects that during the third quarter of 2007, both Belk, Inc. and The Bon Ton Stores, Inc. will be closing some or all of the Newborn Nursery® boutiques located at the stores they acquired, and management does not expect the exclusivity agreement to be renewed. For the year ended December 31, 2006, the Newborn Nursery® boutiques at these stores contributed approximately $1.31 million to the consumer products net sales or about 11% of net sales. For the six months ended June 30, 2007, the Newborn Nursery® boutiques at these stores contributed approximately $0.04 million to the consumer products net sales or about 1% of net sales. To offset this decline in revenue, management has encouraged dealers to open “mini-nurseries”. Approximately 35 “mini-nurseries” have been opened at dealer locations, and in July of 2007 the FAO Schwarz New York store expanded the size of its nursery. Despite these efforts, management expects that overall the net sales for Newborn Nursery® dolls will decrease in 2007, but is unable to estimate the amount of the decline at the present time.

LPI has experienced some success at expanding its customer base and has been introducing updated styles of its clocks, resulting in slightly increased sales. The clock portion of the consumer products business segment has reached a mature stage of development and has limited opportunities to expand its sales channels.

At June 30, 2007, LMOD’s real estate portfolio consisted of one leased property which is listed for sale and the loan portfolio consisted of three loans. During the second quarter of 2007, one loan totaling $186,187 was charged off against the loan loss reserve. No payments were received in the first six months of 2007 on the three remaining loans of which one is presently in foreclosure proceedings.

Income Tax Status

For the year ended December 31, 2006, the Company (consisting of the Parent, LMOD and LPI) operated as a C Corporation under the Internal Revenue Code and intends to file a consolidated federal income tax return. The Company will continue as a C Corporation for the foreseeable future.

Tax Benefits

The Company accounts for income taxes using an asset and liability approach, which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s consolidated financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. There were no income tax benefits recognized for the year ended December 31, 2006, due to changes in the valuation allowance. At June 30, 2007 and December 31, 2006, the Company’s valuation allowance was approximately $6.16 million and $5.53 million, respectively. As of December 31, 2006, the Company had unused net operating loss carryforwards of approximately $12.3 million available to offset against future federal taxable income and approximately $9.75 million to offset against future state taxable income. These net operating loss carryforwards comprise a significant portion of the valuation allowance.

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

Results of Operations

For the three months ended June 30, 2007 and June 30, 2006

        The Company’s total net loss applicable to common shareholders for the three months ended June 30, 2007 equaled $0.75 million, or $0.20 per common share (diluted), compared to a net loss of $0.33 million, or $0.09 per common share (diluted), for the three months ended June 30, 2006.

Consumer Products

        The consumer products segment’s net loss decreased $0.02 million to $647,612 for the three months ended June 30, 2007 compared to $666,269 for the three months ended June 30, 2006. During the second quarter of 2007, the Parent provided $0.95 million in cash to LMOD to fund operations and to purchase inventory.

        Net sales for the three months ended June 30, 2007, increased 5% to $2.25 million from $2.14 million for the three months ended June 30, 2006. During the second quarter of 2007, LMOD’s net sales were $1.10 million (a decrease of $0.11 million from the second quarter of 2006) and LPI’s net sales were $1.15 million (an increase of $0.22 million from the second quarter of 2006). At LMOD, net sales in the ASC category declined $0.20 million reflecting decreased sales of ASC dolls and accessories, while Newborn Nursery® doll sales increased slightly when comparing the two periods. Sales of play dolls were discontinued in 2006, which accounted for $0.08 million of net sales for the three months ended June 30, 2006. In the second quarter of 2007, sales of the newly introduced Playbabies and NOW dolls were $0.24 million. Retail sales decreased $0.07 million when comparing the two periods, primarily due to the closing of a retail outlet in 2006. The increase in net sales at LPI was primarily due to the introduction of new clock styles resulting in an increase in orders from certain retailers.

        Cost of goods sold increased 14% to $1.66 million for the three months ended June 30, 2007, compared to $1.46 million for the three months ended June 30, 2006. LMOD’s cost of goods sold remained the same at $0.79 million while LPI’s cost of goods sold increased to $0.87 million from $0.67 million. Total gross profit margin decreased to 26% from 32% in the prior year primarily due to the decrease in net sales at LMOD. LMOD’s gross profit margin decreased to 28% from 35% primarily due to the sales decrease in the ASC line. LPI’s gross profit margin decreased to 25% from 27% due to price concessions on older inventory items.

        Total operating expenses for the three months ended June 30, 2007, were $1.28 million compared to $1.38 million for the three months ended June 30, 2006, a 7% decrease. Sales and marketing expenses decreased $0.18 million when comparing the second quarter of 2007 to the second quarter of 2006, primarily due to reductions in expenses at LMOD. Salary expense and related employee benefit expenses decreased due to workforce reductions and expenses related to Newborn Nursery® boutiques decreased when comparing the two quarters. Fees paid for royalties decreased in 2007 since LMOD no longer is required to pay a guaranteed minimum annual royalty amount due to a contract expiration. New product development decreased $0.04 million when comparing the second quarter of 2007 to the second quarter of 2006, primarily due to reductions in expenses at LMOD from reductions in personnel and in personnel related costs. General and administrative expenses increased $0.12 million when comparing the two quarters. At LMOD general and administrative expenses decreased $0.07 million when comparing the second quarter of 2007 to the second quarter of 2006 primarily due to reductions in expenses related to depreciation, leased office space and utilities. On May 1, 2006, LMOD relocated its corporate headquarters to a smaller leased office space in order to reduce operating expenses. The net increase of $0.19 million in general and administrative expense is attributable to ongoing expenses which were formerly absorbed by the financial services business segment. These expenses primarily include directors fees, salaries, accounting and legal fees for the Company.

        Other income increased $8,394 when comparing the second quarter of 2007 to the second quarter of 2006. Other income is primarily composed of interest income on cash holdings and rental income from a tenant in the Company’s headquarters building owned by LPI.

Financial Services

        The financial services segment’s net income decreased from $561,887 to $38,838 when comparing the second quarter of 2007 to the second quarter of 2006.

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

        As a result of the sale of the assets, both interest income from loans and rental income decreased when comparing the second quarter of 2007 to the second quarter of 2006. Interest income from loans in the second quarter of 2007 was from one loan which was paid off during the second quarter. One loan totaling $186,187, which was in foreclosure proceedings, was charged off against the loan loss reserve in the second quarter of 2007. The remaining loan portfolio consists of three loans totaling $209,563. One of these loans is in foreclosure proceedings and no payments were received in the second quarter of 2007 on these three loans. The rental income in the second quarter of 2007 was from the one remaining leased property. The tenant’s lease payments ended on July 15, 2007 and the property is presently listed for sale for $2.0 million. At the present time the building is vacant except for a portion of the warehouse space which is rented under a month-to-month lease for $1,100 per month.

        No leased properties were sold in the second quarter of 2007. In the second quarter of 2006, two leased properties were sold resulting in a gain of $601,342. Other income in the second quarter of 2007 and 2006 is composed primarily of interest income from cash holdings and payments from a former leased property tenant.

        Expenses in the second quarter of 2007 primarily consisted of depreciation on the remaining leased property and legal fees related to the foreclosure action. Other ongoing operating expenses which were formerly reported by the financial services business segment are reported in the general and administrative expenses of the consumer products business segment for the second quarter of 2007. These expenses primarily include directors fees, salaries, accounting and legal fees for the Company.

Corporate

        In November 2006, the Company commenced a tender offer to redeem up to 246,154 shares of preferred stock (with a right to redeem up to an additional 13,483 shares) at a price of $16.25 per share. Shareholders tendered 348,538 shares of preferred stock and the Company redeemed 259,574 shares of preferred stock at $16.25 per share in December of 2006. As a result, the expense for preferred stock dividends was reduced when comparing the second quarter of 2007 to the second quarter of 2006. In the second quarter of 2007, the Company paid the usual rate of $0.335625 per share on 414,617 outstanding shares of preferred stock.

For the six months ended June 30, 2007 and June 30, 2006

        The Company’s total net loss applicable to common shareholders for the six months ended June 30, 2007 equaled $1.60 million, or $0.42 per common share (diluted), compared to a net loss of $1.46 million, or $0.39 per common share (diluted), for the six months ended June 30, 2006.

Consumer Products

        The consumer products segment’s net loss decreased $0.28 million to $1.39 million for the six months ended June 30, 2007 compared to $1.67 million for the six months ended June 30, 2006. During the second quarter of 2007, the Parent provided $0.95 million in cash to LMOD to fund operations and to purchase inventory.

        Net sales for the six months ended June 30, 2007, decreased 6% to $4.43 million from $4.71 million for the six months ended June 30, 2006. During the first six months of 2007, LMOD’s net sales were $2.14 million (a decrease of $0.55 million from the first six months of 2006) and LPI’s net sales were $2.29 million (an increase of $0.27 million from the first six months of 2006). At LMOD, net sales in the ASC category declined $0.49 million reflecting decreased sales of ASC dolls and accessories, and Newborn Nursery® dolls. In 2006, sales of play dolls were discontinued which accounted for $0.29 million of the sales decline. Offsetting that decline, in the first six months of 2007 sales of the newly introduced Playbabies and NOW doll line were $0.35 million. Retail sales decreased $0.12 million partly due to the closing of a retail outlet in 2006. The increase in net sales at LPI was primarily due to the introduction of new clock styles which resulted in an increase in orders from certain retailers.

        Cost of goods sold decreased 5% to $3.22 million for the six months ended June 30, 2007, compared to $3.39 million for the six months ended June 30, 2006. LMOD’s cost of goods sold decreased to $1.52 million from $1.94 million while LPI’s cost of goods sold increased to $1.70 million from $1.45 million. Total gross profit margin decreased to 27% from 28% in the prior year primarily due to the decrease in net sales at LMOD. LMOD’s gross profit margin increased to 29% from 28% due to the introduction of the new doll lines. LPI’s gross profit margin decreased to 26% from 28% due to price concessions on certain product lines and on older inventory items.

        Total operating expenses for the six months ended June 30, 2007, were $2.71 million compared to $3.07 million for the six months ended June 30, 2006, a 12% decrease. Sales and marketing expenses decreased $0.42 million when comparing the first six months of 2007 to the first six months of 2006, primarily due to reductions in expenses at LMOD. Expenses for merchant fees, freight and co-op advertising fees were less in the first six months of 2007 as compared to the first six months of 2006 due to the decrease in sales. Salaries and related employee benefit expenses also decreased due to workforce reductions. Fees paid for royalties decreased in 2007 since LMOD no longer is required to pay a guaranteed minimum annual royalty amount of $200,000 due to a contract expiration. New product development decreased $0.09 million when comparing the first six months of 2007 to the first six months of 2006. At LPI, product development costs increased $0.02 million due to small increases in salary expense, travel and sample costs. At LMOD product development costs decreased $0.11 million primarily due to reductions in personnel and in personnel related costs. General and administrative expenses increased $0.15 million when comparing the two periods. At LMOD general and administrative expenses decreased $0.28 million when comparing the first six months of 2007 to the first six months of 2006 primarily due to reductions in expenses related to depreciation, leased office space and utilities. On May 1, 2006, LMOD relocated its corporate headquarters to a smaller leased office space in order to reduce operating expenses. The remaining net increase of $0.41 million in general and administrative expense is attributable to ongoing expenses which were formerly absorbed by the financial services business segment. These expenses primarily include directors fees, salaries, accounting and legal fees for the Company.

        Other income increased $7,606 when comparing the first six months of 2007 to the first six months of 2006. Other income is primarily composed of interest income on cash holdings and rental income from a tenant in the Company’s headquarters building owned by LPI.

Financial Services

        The financial services segment’s net income decreased from $660,502 to $79,166 when comparing the first six months of 2007 to the first six months of 2006.

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

        As a result of the sale of the assets, both interest income from loans and rental income decreased when comparing the first six months of 2007 to the first six months of 2006. The $1,297 of interest income from loans in 2007 was from two loans which were paid off in 2007. One loan totaling $186,187, which was in foreclosure proceedings, was charged off against the loan loss reserve in the second quarter of 2007. The remaining loan portfolio consists of three loans totaling $209,563. One of these loans is in foreclosure proceedings and no payments were received during the first six months of 2007 on these three loans. The rental income in the first six months of 2007 was from the one remaining leased property. The tenant’s lease payments ended on July 15, 2007 and the property is presently listed for sale for $2.0 million. At the present time the building is vacant except for a portion of the warehouse space which is rented under a month-to-month lease for $1,100 per month.

        No leased properties were sold in the first six months of 2007. In the first six months of 2006, five leased properties were sold resulting in a gain of $1,060,716. Other income in the first six months of 2007 and 2006 is composed primarily of interest income from cash holdings and payments from a former leased property tenant.

        Expenses in the first six months of 2007 consisted primarily of depreciation on the remaining leased property and legal fees and other expenses related to the foreclosure action. Other ongoing operating expenses which were formerly reported by the financial services business segment are reported in the general and administrative expenses of the consumer products business segment for the first six months of 2007. These expenses primarily include directors fees, salaries, accounting and legal fees for the Company.

Corporate

        In November 2006, the Company commenced a tender offer to redeem up to 246,154 shares of preferred stock (with a right to redeem up to an additional 13,483 shares) at a price of $16.25 per share. Shareholders tendered 348,538 shares of preferred stock and the Company redeemed 259,574 shares of preferred stock at $16.25 per share in December of 2006. As a result, the expense for preferred stock dividends was reduced when comparing the first six months of 2007 to the first six months of 2006. In the first six months of 2007, the Company paid the usual rate of $0.67125 per share on 414,617 outstanding shares of preferred stock.

Liquidity and Capital Resources

        The consumer products business segment has incurred net losses and negative cash flows from operating activities over the past four years and the Company has an accumulated deficit of $7.25 million at June 30, 2007. The sale of financial services assets during 2006 generated sufficient cash to allow the Company to pay off debt, to fund operations, and to partially redeem shares of the Company’s outstanding preferred stock. Absent any adverse factors outside the control of the Company, management expects that the cash that will be generated from additional asset sales and existing operations together with existing cash balances and other potential sources of financing, such as an asset based line of credit, will be sufficient to provide the necessary cash to meet operating and working capital requirements through June 30, 2008. The Company is required to redeem $10.37 million of preferred stock by July 1, 2008, to the extent the Company has legally available funds for the redemption and it is otherwise permitted under Wisconsin law. The Company will only have sufficient funds to redeem the preferred stock and to continue to pay dividends on the preferred stock if our consumer products business segment can generate sufficient earnings (the consumer products business segment has realized losses from operations for the last four years) and/or is able to raise funds from other sources. The Company is considering various alternatives, including the sale or pledging of some or all of its assets, in order to address all of its financial obligations, including the redemption of preferred stock. There can be no assurance that the Company will be able to redeem the preferred stock on July 1, 2008. If the Company is unable to redeem the preferred stock, the Company’s business, financial condition and results of operations could be materially adversely affected.

        Due to the reduction in earning assets and the resulting decrease in income, in June 2004 the Board of Directors changed the common stock dividend policy from the payment of quarterly dividends to the payment of an annual discretionary dividend payable in January for the preceding year. For the years ended December 31, 2006 and 2005, no dividends were paid to the common stock shareholders and the Company does not anticipate paying any dividends on the common stock in the foreseeable future. The preferred stock dividend of $0.335 per share per quarter ($1.34 annual dividend per preferred share) was paid during 2006 and for the first six months of 2007. There can be no assurance that the Company will have sufficient funds to continue to pay dividends on the preferred stock. The Company will only have sufficient funds if it can generate sufficient earnings and/or it is able to raise funds from other sources.

Consumer Products

        Total assets of the consumer products segment were $12.52 million as of June 30, 2007, and $12.84 million as of December 31, 2006, a 3% decrease. Cash decreased to $0.42 million at June 30, 2007, from $0.96 million at December 31, 2006. During the second quarter of 2007, the Parent provided $0.95 million in cash to LMOD to fund operations and to purchase inventory.

        Accounts receivable, net of the allowance for doubtful accounts, decreased to $1.20 million at June 30, 2007, from $2.20 million at December 31, 2006, due to normal collections after the year-end selling season and due to lower sales in 2007. LPI’s receivables decreased $0.28 million and LMOD’s receivables decreased $0.72 million.

        Inventory and prepaid inventory, net of the allowance for obsolete and excess inventory, increased to $5.51 million at June 30, 2007, compared to $4.19 million at December 31, 2006. LMOD’s inventory increased $0.57 million to $3.02 million due to new product introductions. LPI’s inventory increased by $0.75 million to $2.49 million due to the introduction of new clock styles and due to expected July shipments. Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

        Other prepaid expenses increased $6,646 from December 31, 2006 to June 30, 2007. Property and equipment, net of accumulated depreciation, decreased by $0.09 million as of June 30, 2007, compared to December 31, 2006, primarily due to depreciation. Property and equipment expenditures increased by $0.15 million while accumulated depreciation increased by $0.24 million.

        Current liabilities decreased $0.12 million to $1.30 million at June 30, 2007, from $1.42 million at December 31, 2006, due to reductions in accounts payable, accrued royalties, accrued salaries and accrued vendor rebates. LMOD’s liabilities remained the same at $0.85 million and LPI’s liabilities decreased $0.12 million to $0.45 million.

Financial Services

        Total assets of the financial services segment were $2.11 million as of June 30, 2007, and $3.52 million as of December 31, 2006, a 40% decrease. Cash decreased to $0.43 million at June 30, 2007 from $1.74 million at December 31, 2006. During the second quarter of 2007, the Parent provided $0.95 million in cash to LMOD to fund operations and to purchase inventory.

        All interest receivable was collected as of June 30, 2007. The tenant advance decreased to $84,572 as of June 30, 2007 and was paid off in July of 2007.

        At June 30, 2007, loans held for investment consisted of three loans totaling $209,563. At December 31, 2006, the loan portfolio consisted of six loans totaling $463,575. Two loans totaling $67,825 were paid off during the first six months of 2007. One loan totaling $186,187, which was in foreclosure proceedings, was charged off against the loan loss reserve in the second quarter of 2007. No payments were received during the first six months of 2007 on the remaining three loans. At June 30, 2007, the allowance for loan losses was $63,813 and at December 31, 2006, the loan loss allowance was $250,000.

        The financial services business segment owned one leased property at June 30, 2007 and December 31, 2006. At the present time the building is vacant except for a portion of the warehouse space which is rented under a month-to-month lease for $1,100 per month. The previous tenant’s lease payments ended on July 15, 2007, and the property is listed for sale for $2.0 million. Depreciation of $19,640 was recorded on the leased property in the first six months of 2007.

        Other assets increased to $52,923 at June 30, 2007, from $20,610 at December 31, 2006, primarily due to increases in prepaid items. Accrued liabilities decreased to $28,159 at June 30, 2007, from $56,333 at December 31, 2006. Accrued liabilities at June 30, 2007, primarily include accrued legal fees and accrued real estate taxes on the leased property.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may”, “will”, “could”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to:

•	demand for the Company's consumer products;
•	the degree of success of the strategy to reduce expenses and to increase revenue in the consumer products business segment;
•	competition;
•	the ability of the Company to provide the necessary cash to meet operating and working capital requirements beyond 2007;
•	the ability of the Company to provide the necessary cash to continue to pay dividends on the preferred stock and to redeem the remaining outstanding preferred stock;
•	general economic conditions, including the condition of the local real estate market;
•	legislative/regulatory changes;
•	monetary and fiscal policies of the U.S. Government, including policies of the U.S Treasury and the Federal Reserve Board;
•	the quality or composition of the loan and real estate portfolios;
•	payment when due of principal and interest on loans made by the Company;
•	the necessity to make additions to the Company's allowance for doubtful accounts;
•	the necessity to make additions to the Company's allowance for obsolete inventory; and
•	the timing of sales and the selling prices of the Company's remaining leased real estate.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 3.   Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that, as of the end of the quarter ended June 30, 2007, the Company’s disclosure controls and procedures were effective.

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

The Company discussed the deficiencies identified above with the Audit Committee and Virchow Krause and disclosed in the 2006 Annual Report that it believed that through measures already taken since such deficiencies were identified the Company had remediated the material weakness by remedying each of the internal control deficiencies. Specifically, the Company remedied the internal control deficiencies as follows: (1) the Company remedied the lack of timely account reconciliation for certain general ledger accounts by implementing additional procedures to improve the review of the monthly financial reports and by designating an additional employee to assist in the process; (2) the Company remedied the possibility of a duplicate payment being made for a vendor invoice by enhancing the review process that each invoice is subjected to before it can be authorized for payment; (3) the Company remedied the possibility of a business agreement to sell or lease property being entered into without a written contract by imposing a formal requirement that any such agreement requires a written contract and making the appropriate employees of the Company aware of this requirement; and (4) the Company remedied the lack of segregation of duties with respect to the payment of vendor invoices by requiring that each invoice be reviewed by two designated reviewers before it can be authorized for payment.

There can be no assurances that the Company’s disclosure controls and procedures will detect or uncover all failure of persons with the Company to report material information otherwise to be set forth in the reports that the Company files with the Securities and Exchange Commission.

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, except as identified above, there were no changes in the Company’s internal control over financial reporting identified in such evaluation that occurred during the quarter ended June 30, 2007 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 5, 2007, the annual meeting of shareholders was held. At the meeting Peter A. Fischer and David A. Geraldson were elected by the holders of Preferred Stock, voting as a separate class, to serve as Directors of the Company until the next annual meeting of the shareholders. Salvatore L. Bando, Jeffrey B. Rusinow, Douglas M. Schosser and Kenneth A. Werner, Jr. were elected by the holders of the preferred stock and the common stock, voting together, to serve as Directors of the Company until the next annual meeting of shareholders. The common stock and preferred stock shareholders also approved the 2007 Non-Employee Director Stock Plan and ratified the appointment of Virchow Krause &Company, LLP as the Company’s independent auditors for the year ending December 31, 2007.

There were 3,802,589 issued and outstanding shares of common stock and 414,617 issued and outstanding shares of preferred stock at the time of the annual meeting. The voting on each item presented at the annual meeting was as follows:

	For	Withheld
Election of Directors
Preferred Stock votes:
Peter A. Fisher	355,953	862
David A. Geraldson	355,953	862
Preferred and Common Stock votes:
Salvatore L. Bando	3,223,994	244,729
Jeffrey B. Rusinow	3,428,412	40,311
Douglas M. Schosser	3,428,048	40,675
Kenneth A. Werner, Jr.	3,026,666	442,057

	For	Against	Abstain	Broker Non-Votes	Total
Approval of 2007 Non-Employee
Director Stock Plan	1,140,090	376,387	25,596	1,927,469	3,469,542
Ratification of Independent
Auditors	3,434,412	22,271	12,859	0	3,469,542

Item 6.    EXHIBITS

List of Exhibits

The Exhibits to this Quarterly Report on Form 10-QSB are identified on the Exhibit Index hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

THE MIDDLETON DOLL COMPANY
(Registrant)
Date: August 14, 2007	/s/ Salvatore L. Bando
Salvatore L. Bando
President and Chief Executive Officer
Date: August 14, 2007	/s/ Craig R. Bald
Craig R. Bald
Vice President Finance and Chief Financial Officer

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	The Middleton Doll Company 2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, dated April 5, 2007 (file No. 0-22663)).
10.2	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, dated April 5, 2007 (file No. 0-22663)).
10.3	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, dated April 5, 2007 (file No. 0-22663)).
10.4	The Middleton Doll Company 2007 Non-Employee Director Stock Plan.
11.1	Computation of Net Loss Per Common Share.
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Vice President Finance and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Written Statement of the President and Chief Executive Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.
32.2	Written Statement of the Vice President Finance and Chief Financial Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.