Form 10QSB
period 2007-09-30
MIDDLETON DOLL CO
filed 2007-11-14
CIK 723209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

or

[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

Commission file number: 0-22663

THE MIDDLETON DOLL COMPANY
(Exact name of small business issuer as specified in its charter)

Wisconsin	39-1364345
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

        On November 2, 2007, there were 3,802,589 shares outstanding of the issuer’s common stock, 6-2/3 cents par value.

        Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

THE MIDDLETON DOLL COMPANY
FORM 10-QSB INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and
	December 31, 2006	3
	Condensed Consolidated Statements of Operations - For the Three Months and
	Nine Months Ended September 30, 2007 and 2006 (Unaudited)	5
	Condensed Consolidated Statements of Changes in Shareholders’ Equity - For the Nine
	Months Ended September 30, 2007 and 2006 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows - For the Nine Months Ended
	September 30, 2007 and 2006 (Unaudited)	8
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	10
Item 2.	Management’s Discussion and Analysis or Plan of Operation	17
Item 3.	Controls and Procedures	27
PART II.	OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 6.	Exhibits	29
	Signatures	30
	Exhibit Index	31

ITEM 1.    FINANCIAL STATEMENTS

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2007	December 31, 2006
	(Unaudited)
CONSUMER PRODUCTS
Current Assets:
Cash and cash equivalents	$1,744,477	$961,527
Accounts receivable, net	1,819,034	2,203,751
Inventory, net	7,014,223	3,722,700
Prepaid inventory	23,946	466,699
Other prepaid expenses	96,819	87,448

Total current assets	10,698,499	7,442,125
Property and equipment, net	1,866,488	5,392,659

Total Consumer Products Assets	12,564,987	12,834,784

FINANCIAL SERVICES
Cash and cash equivalents	288,942	1,738,561
Interest receivable	--	423
Tenant advance	--	137,293
Loans held for investment, net	145,750	213,575
Leased properties, listed for sale, net	1,392,512	1,413,788
Other assets	18,696	20,610

Total Financial Services Assets	1,845,900	3,524,250

TOTAL ASSETS	$14,410,887	$16,359,034

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2007	December 31, 2006
	(Unaudited)
LIABILITIES
CONSUMER PRODUCTS
Accounts payable	$1,202,240	$996,846
Accrued royalties	3,732	90,433
Accrued real estate taxes and personal property taxes	72,263	83,203
Accrued salaries	43,256	90,492
Accrued vendor rebates	49,162	56,667
Accrued liabilities	108,860	99,965

Total Consumer Products Liabilities	1,479,513	1,417,606

FINANCIAL SERVICES
Accrued liabilities	230,668	56,333

PREFERRED SHARES SUBJECT TO
MANDATORY REDEMPTION ON JULY 1, 2008	9,394,750	10,365,425

Total Company Liabilities	11,104,931	11,839,364

SHAREHOLDERS’ EQUITY
Common stock, $0.0667 cents par value,
15,000,000 shares authorized, 4,476,599 shares issued,	293,441	293,441
3,802,589 shares outstanding at September 30, 2007 and
3,727,589 shares outstanding at December 31, 2006
Additional paid-in capital	16,629,396	16,607,688
Accumulated deficit	(6,890,959)	(5,655,537)
Treasury stock, 674,010 shares, at September 30, 2007
and December 31, 2006, at cost	(6,725,922)	(6,725,922)

Total Shareholders’ Equity	3,305,956	4,519,670

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$14,410,887	$16,359,034

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
CONSUMER PRODUCTS
NET SALES	$3,347,173	$2,617,902	$7,772,876	$7,332,024
COST OF GOODS SOLD	2,475,574	1,898,498	5,694,404	5,291,892

Gross Profit	871,599	719,404	2,078,472	2,040,132

OPERATING EXPENSES
Sales and marketing	371,183	538,690	1,059,287	1,645,187
New product development	179,777	254,666	572,096	742,625
General and administrative	830,790	669,787	2,458,116	2,148,981

Total Operating Expenses	1,381,750	1,463,143	4,089,499	4,536,793

Gain on sale of property	(599,165)	--	(611,140)	--

Net operating income (loss)	89,014	(743,739)	(1,399,887)	(2,496,661)

OTHER INCOME (EXPENSE)
Interest expense	(5,876)	--	(5,876)	--
Other income, net	39,418	37,880	136,710	120,610

Other income	33,542	37,880	130,834	120,610
Income (loss) before income taxes	122,556	(705,859)	(1,269,053)	(2,376,051)
Less: Applicable income tax expense	--	--	--	--

CONSUMER PRODUCTS INCOME (LOSS)	$122,556	$(705,859)	$(1,269,053)	$(2,376,051)

FINANCIAL SERVICES
REVENUES
Interest on loans	$--	$32,203	$1,297	$308,593
Rental income	9,995	142,502	103,720	671,140
Gain on sale of leased properties	--	353,140	--	1,413,856
Other income	2,649	17,138	14,229	36,324

Total Revenues	12,644	544,983	119,246	2,429,913

EXPENSES
Interest expense	--	4,148	--	321,388
Loss on early extinguishment of indebtedness	--	--	--	289,034
Provision for impairment of leased property	--	98,812	--	98,812
Provision for losses on loans	--	250,000	--	250,000
Depreciation expense	1,636	24,566	21,276	120,276
Management fee expense	--	--	--	45,139
Compensation expense	--	66,313	--	219,753
Other operating expenses	9,082	91,616	16,878	415,481

Total Expenses	10,718	535,455	38,154	1,759,883

Income before income taxes	1,926	9,528	81,092	670,030
Less: Applicable income tax expense	--	--	--	--

FINANCIAL SERVICES INCOME	$1,926	$9,528	$81,092	$670,030

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (Continued)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
TOTAL COMPANY
Income (loss) before income taxes,
Consumer products	$122,556	$(705,859)	$(1,269,053)	$(2,376,051)
Financial services	1,926	9,528	81,092	670,030

Total Company	124,482	(696,331)	(1,187,961)	(1,706,021)
Interest expense related to preferred stock	(126,125)	(226,275)	(404,436)	(678,826)
Interest income on redemption of preferred
stock, net of accrued interest and expenses	361,826	--	356,975	--
Income tax expense	--	--	--	--

NET INCOME (LOSS) APPLICABLE
TO COMMON SHAREHOLDERS	$360,183	$(922,606)	$(1,235,422)	$(2,384,847)

Basic income (loss) per common share	$0.09	$(0.25)	$(0.33)	$(0.64)

Diluted income (loss) per common share	$0.09	$(0.25)	$(0.32)	$(0.64)

Weighted average shares outstanding (basic)	3,802,589	3,727,589	3,776,765	3,727,589

Weighted average shares outstanding (diluted)	3,875,546	3,727,589	3,812,182	3,727,589

Interest (dividend) paid per preferred stock share	$0.335625	$0.335625	$0.335625	$0.335625

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Common Treasury Stock	Total
BALANCES,
December 31, 2005	$293,441	$16,604,744	$(5,279,449)	$(6,725,922)	$4,892,814
Net loss nine months
ended September 30, 2006	--	--	(2,384,847)	--	(2,384,847)
Stock-based compensation	--	2,208	--	--	2,208

BALANCES,
September 30, 2006	$293,441	$16,606,952	$(7,664,296)	$(6,725,922)	$2,510,175

BALANCES,
December 31, 2006	$293,441	$16,607,688	$(5,655,537)	$(6,725,922)	$4,519,670
Net loss nine months
ended September 30, 2007	--	--	(1,235,422)	--	(1,235,422)
Stock-based compensation	--	21,708	--	--	21,708

BALANCES,
September 30, 2007	$293,441	$16,629,396	$(6,890,959)	$(6,725,922)	$3,305,956

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
CONSUMER PRODUCTS
CASH FLOWS FROM OPERATING ACTIVITIES
Segment net loss	$(1,269,053)	$(2,376,051)
Adjustments to reconcile segment net loss to
net cash flows from operating activities
Depreciation	355,598	537,308
Gain on sale of property and equipment	(611,140)	(1,930)
Stock-based compensation expense	21,708	--
Provision for losses on accounts receivable	13,725	26,260
Net change in:
Accounts receivable	370,992	1,502,767
Inventory	(2,624,770)	601,434
Other assets	(21,891)	144,131
Accounts payable	(18,606)	(521,950)
Other liabilities	(143,487)	(281,859)

Net Cash Flows used in Operating Activities	(3,926,924)	(369,890)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(237,484)	(121,661)
Proceeds from sale of property and equipment	4,031,717	1,930

Net Cash Flows from (used in) Investing Activities	3,794,233	(119,731)

CASH FLOWS FROM FINANCING ACTIVITIES
Net intercompany transactions	915,641	1,239,568

Net Cash Flows from Financing Activities	915,641	1,239,568

Net Change in Cash and Cash Equivalents	782,950	749,947
CASH AND CASH EQUIVALENTS - BEGINNING
OF YEAR	961,527	83,817

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,744,477	$833,764

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$5,876	$--

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED) (Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
FINANCIAL SERVICES
CASH FLOWS FROM OPERATING ACTIVITIES
Segment net income	$81,092	$670,030
Adjustments to reconcile segment net income to
net cash flows from operating activities
Depreciation	21,276	120,276
Provision for losses on loans	--	250,000
Provision for impairment of leased property	--	98,812
Gain on sale of leased properties	--	(1,413,856)
Stock-based compensation expense	--	2,208
Net change in:
Interest receivable	423	105,389
Tenant advance and other assets	139,207	102,850
Accrued liabilities	174,335	(834,347)

Net Cash Flows from (used in) Operating Activities	416,333	(898,638)

CASH FLOWS FROM INVESTING ACTIVITIES
Net loan repayments received	67,825	3,565,869
Proceeds from sale of leased properties	--	9,333,061
Proceeds from sale of loans	--	18,893,379
Purchase or improvements to leased property	--	(5,477)

Net Cash Flows from Investing Activities	67,825	31,786,832

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in lines of credit	--	(22,820,000)
Repayment of SWIB notes	--	(5,000,000)
Repayment of loan participations with repurchase options	--	(135,254)
Net intercompany transactions	(915,641)	(1,239,568)

Net Cash Flows used in Financing Activities	(915,641)	(29,194,822)

Net Cash Flows (used in) from Financial Services	(431,483)	1,693,372
Interest paid related to preferred stock	(404,436)	(678,826)
Payment for redemption of preferred stock, including expenses	(613,700)	--

Net Cash Flows used in Preferred Stock payments	(1,018,136)	(678,826)
Net Change in Cash and Cash Equivalents	(1,449,619)	1,014,546
CASH AND CASH EQUIVALENTS - BEGINNING
OF YEAR	1,738,561	203,356

CASH AND CASH EQUIVALENTS - END OF PERIOD	$288,942	$1,217,902

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$--	$501,004
Cash paid for income taxes	$--	$546,917

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

For the year ended December 31, 2005, the Parent and BMSBLC were operated as a real estate investment trust (“REIT”) pursuant to the provisions of Section 856 of the Internal Revenue Code of 1986, as amended. To retain its tax exempt status, a REIT must be in compliance with certain tests concerning the nature of its assets and its income. In addition, a REIT must distribute substantially all of its taxable income each year in dividends to its shareholders. LMOD and LPI are each operated as C Corporations under the Internal Revenue Code and are subject to corporate income tax rates. As a result of BMSBLC’s merger with and into LMOD, BMSBLC no longer qualifies as a REIT. Therefore, for the year ended December 31, 2006, the Company (consisting of the Parent, LMOD and LPI) operated as a C Corporation under the Internal Revenue Code and filed a consolidated federal income tax return. The Company will continue as a C Corporation in the foreseeable future.

The consolidated financial statements of the Company include the accounts of the Parent, the former BMSBLC, LMOD and LPI. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of September 30, 2007 and December 31, 2006, the results of operations for the three and nine month periods ended September 30, 2007 and 2006 and the statements of changes in shareholders’ equity and cash flows for the nine months ended September 30, 2007 and 2006 have been made. Such adjustments consisted only of normal recurring items. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 (the “Annual Report”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report.

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

The consumer products business segment has incurred net losses and negative cash flows from operating activities over the past four years and the Company has an accumulated deficit of $6.89 million at September 30, 2007. The sale of financial services assets during 2006 generated sufficient cash to allow the Company to pay off debt, to fund operations, and to partially redeem shares of the Company’s outstanding preferred stock. Absent any adverse factors outside the control of the Company, management expects that the cash that will be generated from additional asset sales and existing operations together with existing cash balances and other potential sources of financing, such as an asset based line of credit, will be sufficient to provide the necessary cash to meet operating and working capital requirements through June 30, 2008. The Company is required to redeem $9.39 million of preferred stock by July 1, 2008, to the extent the Company has legally available funds for the redemption and it is otherwise permitted under Wisconsin law. The Company will only have sufficient funds to redeem the preferred stock and to continue to pay dividends on the preferred stock if the consumer products business segment can generate sufficient earnings (the consumer products business segment has realized losses from operations for the last four years) and/or is able to raise funds from other sources. In this regard, the Company is continuing to review various alternatives, which could include a financing transaction, a disposition of assets, a recapitalization of the Company, or a strategic business combination, to address all of its financial obligations, including the redemption of preferred stock. There can be no assurance that the Company will be able to redeem the preferred stock on July 1, 2008. If the Company is unable to redeem the preferred stock, the Company’s business, financial condition and results of operations could be materially adversely affected. The Company has recently entered into loan agreements providing for $1.75 million of funding (see Notes 12 and 13).

NOTE 4.	INVENTORY

Inventories of LMOD and LPI are valued at the lower of cost or market using the first-in, first-out (FIFO) method to determine cost. The components of inventory are as follows:

	September 30, 2007	December 31, 2006
Raw materials	$206,352	$296,397
Finished goods	7,185,958	3,909,150

	7,392,310	4,205,547
Allowance for obsolete and excess inventory	(378,087)	(482,847)

	$7,014,223	$3,722,700

NOTE 5.	ALLOWANCES FOR DOUBTFUL ACCOUNTS AND LOANS

Accounts receivable are stated net of a $133,393 allowance for doubtful accounts as of September 30, 2007, and a $175,248 allowance as of December 31, 2006. Loans held for investment are stated net of a $63,813 allowance for doubtful loans as of September 30, 2007 and a $250,000 allowance as of December 31, 2006.

NOTE 6.	PROPERTY AND EQUIPMENT

On August 1, 2007, LPI sold the commercial building in which the Company is headquartered resulting in net proceeds of $4.02 million and a gain of $0.60 million. At the present time the Company is renting space in the building; however, management expects to relocate to new leased quarters by the end of the year. Other miscellaneous equipment was sold by LMOD and LPI for $14,800.

NOTE 7.	LEASED PROPERTIES

At September 30, 2007 and December 31, 2006, LMOD’s real estate portfolio consisted of one commercial leased property. The previous tenant made a final lease payment on July 15, 2007. A portion of the building’s warehouse space was leased to a new tenant during 2007 under a month-to-month lease for $1,100 per month. The building is listed for sale for $2.0 million.

Leased Properties, Listed for Sale or Under Contract to be Sold

	09/30/2007	12/31/2006
Land	$107,800	$107,800
Buildings	1,571,178	1,571,178

Total	1,678,978	1,678,978
Less: accumulated depreciation	(286,466)	(265,190)

Net	$1,392,512	$1,413,788

Leased properties are classified as listed for sale or under contract to be sold when such properties are listed for sale and/or under contract to be sold within the next twelve months. The properties are carried at the lower of depreciated cost or net realizable value. The Company sold seven properties during the nine months ended September 30, 2006, which resulted in a gain of $1.41 million. During the third quarter of 2006, an impairment provision of $98,812 was recorded on a vacant leased property, which was sold in the fourth quarter of 2006.

NOTE 8.	MANDATORY REDEEMABLE PREFERRED STOCK

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

The Company is required to redeem $9.39 million of preferred stock by July 1, 2008, to the extent the Company has legally available funds for the redemption and it is otherwise permitted under Wisconsin law. The Company will only have sufficient funds to redeem the preferred stock and to continue to pay dividends on the preferred stock if the consumer products business segment can generate sufficient earnings (the consumer products business segment has realized losses from operations for the last four years) and/or is able to raise funds from other sources. In this regard, the Company is continuing to review various alternatives, which could include a financing transaction, a disposition of assets, a recapitalization of the Company, or a strategic business combination, to address all of its financial obligations, including the redemption of preferred stock. There can be no assurance that the Company will be able to redeem the preferred stock on July 1, 2008. If the Company is unable to redeem the preferred stock, the Company’s business, financial condition and results of operations could be materially adversely affected.

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

In August 2007, the Company commenced a tender offer to redeem up to 300,000 shares of preferred stock at a price of $14.00 per share. Shareholders tendered 38,827 shares of preferred stock which the Company redeemed in September 2007. Shareholders who tendered their preferred stock in this offering did not receive a dividend payment for the quarter ended September 30, 2007.

Mandatorily redeemable preferred stock consisted of the following as of September 30, 2007 and December 31, 2006:

	09/30/2007	12/31/2006
Redeemable Preferred stock, 1 cent par value,	$9,394,750	$10,365,425

$25 carrying value, 3,000,000 shares authorized,
690,000 shares issued, 375,790 shares outstanding
as of September 30, 2007 and 414,617 shares
outstanding as of December 31, 2006, respectively

The following tables provide detail regarding the gain on the redemption of 38,827 shares of preferred stock in September of 2007.

Three Months Ended 09/30/2007
Payment for the redemption of 38,827 shares of preferred stock	$(543,578)
Carrying value of shares at redemption date ($25 per share)	970,675
Expenses incurred in connection with redemption	(65,271)

Interest income related to preferred stock	$361,826

Nine Months Ended 09/30/2007
Payment for the redemption of 38,827 shares of preferred stock	$(543,578)
Carrying value of shares at redemption date ($25 per share)	970,675
Expenses incurred in connection with redemption	(70,122)

Interest income related to preferred stock	$356,975

NOTE 9.	INCOME TAXES

As discussed previously, as of January 1, 2006, BMSBLC merged with and into LMOD and on January 1, 2006, no longer qualified as a REIT. Therefore, for the year ended December 31, 2006, the Company (consisting of the Parent, LMOD and LPI) operated as a C Corporation under the Internal Revenue Code. The Company filed a consolidated federal income tax return for the year ended December 31, 2006. The Company will continue as a C Corporation in the foreseeable future.

The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s consolidated financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. There were no income tax benefits recognized for the year ended December 31, 2006, due to changes in the valuation allowance because of the Company’s continued income tax losses. At September 30, 2007, the Company’s valuation allowance was approximately $6.02 million.

NOTE 10.	STOCK-BASED COMPENSATION

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

At September 30, 2007, the Company had a stock-based employee compensation plan, the 2003 Stock Option Plan. Prior to the adoption of SFAS 123R, the Company accounted for plans under the recognition and measurement principles of APB Opinion No. 25, which resulted in no compensation expense being recorded. Under SFAS No. 123R, stock based compensation of $21,708 was recognized in the first nine months of 2007 and $2,208 was recognized in the first nine months of 2006.

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

At September 30, 2007, the 2003 Stock Option Plan had outstanding options to purchase 40,900 shares at an exercise price of $4.72 per share, of which options to purchase 32,720 shares were exercisable, and outstanding options to purchase 150,000 shares at an exercise price of $0.33 per share, which were not exercisable

At the shareholder meeting on June 5, 2007, the shareholders approved the adoption of the 2007 Non-Employee Director Stock Plan. The plan makes available 200,000 shares of common stock for the payment of director fees in shares of common stock. The plan also allows directors to elect to receive shares of common stock in lieu of cash fees. Any shares issued under a director’s election to receive shares of common stock in lieu of cash fees, would not reduce the 200,000 share amount discussed above. As of September 30, 2007, no shares were issued under the 2007 Non-Employee Director Stock Plan.

NOTE 11.	PRO FORMA FINANCIAL INFORMATION

The following tables present the unaudited pro forma results of operations of the Company for the nine months and three months ended September 30, 2006, assuming that the loan sales and leased property dispositions, which occurred during 2006, had occurred on January 1, 2006.

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

The sale of nine leased properties and two vacant properties to various unrelated parties, which resulted in a gain of $2.24 million. The net book value of the properties at the time of the sales was $11.77 million. The pro forma condensed consolidated statement of operations for the nine months and three months ended September 30, 2006, excludes the gain on the sale of the properties.

The reduction of indebtedness under the Company’s revolving line of credit agreement, in the amount of $22.82 million, the payoff of the notes payable to SWIB in full, in the amount of $5.14 million, and the redemption of 259,754 shares of preferred stock with a carrying amount at redemption of $4.22 million, with the proceeds from the sales of the financial services business segment’s assets. The prepayment of the notes payable to SWIB required a prepayment penalty of $289,034, which has been excluded from the September 30, 2006 pro forma consolidated financial information.

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

	Nine Months Ended 09/30/2006 Historical	Pro Forma Adjustments	Nine Months Ended 09/30/2006 Pro Forma
Consumer products segment’s net loss	$(2,376,051)	$--	$(2,376,051)

Financial services segment’s total revenues	$2,429,913	$(2,204,401)	$225,512
Financial services segment’s total expenses	(1,759,883)	1,165,534	$(594,349)

Financial services segment’s net income (loss)	$670,030	$(1,038,867)	$(368,837)

Total Company net loss	$(1,706,021)	$(1,038,867)	$(2,744,888)
Interest expense related to preferred stock dividends	(678,826)	261,359	(417,467)

Net loss applicable to common shareholders	$(2,384,847)	$(777,508)	$(3,162,355)

Basic and diluted loss per common share	$(0.64)	$(0.21)	$(0.85)
Weighted average shares outstanding	3,727,589	3,727,589	3,727,589

	Three Months Ended 09/30/2006 Historical	Pro Forma Adjustments	Three Months Ended 09/30/2006 Pro Forma
Consumer products segment’s net loss	$(705,859)	$--	$(705,859)

Financial services segment’s total revenues	$544,983	$(475,586)	$69,397
Financial services segment’s total expenses	(535,455)	393,869	$(141,586)

Financial services segment’s net income (loss)	$9,528	$(81,717)	$(72,189)

Total Company net loss	$(696,331)	$(81,717)	$(778,048)
Interest expense related to preferred stock dividends	(226,275)	87,120	(139,155)

Net loss applicable to common shareholders	$(922,606)	$5,403 606)	$(917,203)

Basic and diluted loss per common share	$(0.25)	$--	$(0.25)
Weighted average shares outstanding	3,727,589	3,727,589	3,727,589

NOTE 12.	SHORT-TERM BORROWINGS

On July 27, 2007, LPI and LMOD, as co-borrowers, entered into a loan agreement with Town Bank, Hartland, Wisconsin, providing for a line of credit of $750,000 bearing interest at 2.75% over the thirty day LIBOR rate. The note is payable upon demand and is collateralized by receivables and inventory of LPI and LMOD and is guaranteed by the Parent. There was no outstanding principal balance on the line of credit at September 30, 2007. During the third quarter of 2007, the consumer products business segment recorded interest expense of $5,876 related to the line of credit. The interest rate on the line of credit was 8.47% as of September 30, 2007.

NOTE 13.	SUBSEQUENT EVENT

On October 1, 2007, the Company entered into a loan agreement with Town Bank, Hartland, Wisconsin, providing for a term note of $1,000,000 bearing interest at 2.75% over the thirty day LIBOR rate. The note is payable on October 1, 2008, and is collateralized by the building located in Oconomowoc, Wisconsin. At the present time no amount has been drawn against the term note.

NOTE 14.	INCOME (LOSS) PER SHARE

See Exhibit 11.1 for the computation of the net income (loss) per common share.

NOTE 15.	COMMITMENTS

There were no undisbursed construction or loan commitments at September 30, 2007.

NOTE 16.	RECENT ACCOUNTING PRONOUNCEMENTS

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

Accounting for Uncertainty in Income Taxes

In June, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The standard was adopted by the Company on January 1, 2007. There was no cumulative effect of adoption recorded to retained earnings. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2003 to 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 2002 to 2006.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

        Amounts presented as of September 30, 2007, and December 31, 2006, and for the three and nine month periods ended September 30, 2007, and September 30, 2006, include the consolidation of the Parent, LMOD and LPI. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Nine Months Ended	LMOD’s Net Sales	LPI’s Net Sales	Total Consumer Products Net Sales
09/30/2007	$3,849,571	$3,923,305	$7,772,876
09/30/2006	$4,342,406	$2,989,618	$7,332,024
09/30/2005	$5,446,932	$3,847,368	$9,294,300
09/30/2004	$6,975,433	$3,416,017	$10,391,450

        At LMOD sales of the higher margin Artist Studio Collection (“ASC”) doll line continue to decline. Sales of the newly introduced lower margin doll lines known as “Middleton Playbabies” (introduced in August of 2006) and “Middleton NOW” dolls (introduced in April of 2007) are improving.

        LPI has experienced some success at expanding its customer base and has been working to introduce new and updated styles of clocks and home décor items that have resulted in increased sales. LPI has reached a mature stage of development and has limited opportunities to expand its sales channels based on present available resources.

        At September 30, 2007, LMOD’s real estate portfolio consisted of one leased property, which is listed for sale, and the loan portfolio consisted of three loans. No payments were received in the first nine months of 2007 on the three loans, one of which is presently in foreclosure proceedings.

Income Tax Status

        For the year ended December 31, 2006, the Company (consisting of the Parent, LMOD and LPI) operated as a C Corporation under the Internal Revenue Code and filed a consolidated federal income tax return. The Company will continue as a C Corporation for the foreseeable future.

Tax Benefits

        The Company accounts for income taxes using an asset and liability approach, which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s consolidated financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. There were no income tax benefits recognized for the year ended December 31, 2006, due to changes in the valuation allowance because of the Company’s continued income tax losses. At September 30, 2007 and December 31, 2006, the Company’s valuation allowance was approximately $6.02 million and $5.53 million, respectively. As of December 31, 2006, the Company had unused net operating loss carryforwards of approximately $12.3 million available to offset against future federal taxable income and approximately $9.75 million to offset against future state taxable income. These net operating loss carryforwards comprise a significant portion of the valuation allowance.

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

Results of Operations

For the three months ended September 30, 2007 and September 30, 2006

        The Company’s total net income for the three months ended September 30, 2007 equaled $0.36 million, or $0.09 per common share (diluted), compared to a net loss of $0.92 million, or $0.25 per common share (diluted), for the three months ended September 30, 2006.

Consumer Products

        The consumer products segment’s net income for the three months ended September 30, 2007, totaled $122,556 compared to a net loss of $705,859 for the three months ended September 30, 2006. During the third quarter of 2007, LPI sold the commercial building in which the Company is headquartered resulting in a gain of $0.60 million.

        Net sales for the three months ended September 30, 2007, increased 28% to $3.35 million from $2.62 million for the three months ended September 30, 2006. During the third quarter of 2007, LMOD’s net sales were $1.71 million (an increase of $0.06 million from the third quarter of 2006) and LPI’s net sales were $1.64 million (an increase of $0.67 million from the third quarter of 2006). At LMOD, net sales in the ASC category declined $0.38 million reflecting decreased sales of dolls and accessories, which includes a $0.09 decrease in Newborn Nursery® doll sales. In the third quarter of 2007, sales of the newly introduced doll lines known as “Middleton Playbabies” (introduced in August of 2006) and “Middleton NOW” dolls (introduced in April of 2007) were $0.50 million higher in the third quarter of 2007 as compared to the third quarter of 2006. Retail sales decreased $0.06 million when comparing the two periods, primarily due to the closing of a retail outlet at the end of 2006. The increase in net sales at LPI was primarily due to the introduction of new clock styles and home décor products resulting in increased orders from two major customers.

        Newborn Nursery® boutiques were first introduced in mid-2004 and an exclusivity agreement with the Saks Department Store Group was announced in February of 2005. The exclusivity agreement will expire on December 1, 2007. Saks Department Store Group stores were recently sold primarily to Belk, Inc. and The Bon Ton Stores, Inc. Management does not expect the exclusivity agreement to be renewed. During the third quarter of 2007, both Belk, Inc. and The Bon Ton Stores, Inc. closed the Newborn Nursery® boutiques located in the stores they acquired. Newborn Nursery® products were returned by the stores to LMOD and the returned products were placed in inventory. Belk, Inc. and The Bon Ton Stores, Inc. are now carrying the newly introduced “Middleton Playbabies” and “Middleton NOW” dolls. During the third quarter of 2006, the Newborn Nursery® boutiques at these stores contributed approximately $0.21 million to the consumer products net sales or about 8% of net sales. To offset this decline in revenue, management has encouraged dealers to open “mini-nurseries” and in July of 2007, the FAO Schwarz New York store expanded the size of its nursery. Despite these efforts, net sales for Newborn Nursery® dolls have decreased through the third quarter of 2007, and management expects that this will continue, but is unable to estimate the full amount of the decline at the present time.

        Cost of goods sold increased 31% to $2.48 million for the three months ended September 30, 2007, compared to $1.90 million for the three months ended September 30, 2006. LMOD’s cost of goods sold increased to $1.21 million from $1.14 million while LPI’s cost of goods sold increased to $1.27 million from $0.76 million. Total gross profit margin decreased to 26% from 27% in the prior year primarily due to the shift in sales from higher margin items at LMOD to lower margin sales at LPI. LMOD’s gross profit margin decreased to 29% from 31% primarily due to the sales decrease in the ASC line. LPI’s gross profit margin increased to 23% from 22% due to improved product mix.

        Total operating expenses for the three months ended September 30, 2007, were $1.38 million compared to $1.46 million for the three months ended September 30, 2006, a 5% decrease. Sales and marketing expenses decreased $0.17 million when comparing the third quarter of 2007 to the third quarter of 2006, primarily due to reductions in expenses at LMOD. Salary expense and related employee benefit expenses decreased due to workforce reductions and reduced expenses related to Newborn Nursery® boutiques. Fees paid for royalties decreased in 2007 since LMOD is no longer required to pay a guaranteed minimum annual royalty amount due to the contract expiration of a doll designer. New product development decreased $0.07 million when comparing the third quarter of 2007 to the third quarter of 2006, primarily due to reductions in expenses at LMOD. Salary expense and related employee benefit expenses decreased due to workforce reductions and expenses for artist design costs and costs related to travel also decreased. General and administrative expenses increased $0.16 million when comparing the two quarters. At LMOD general and administrative expenses decreased $0.06 million when comparing the third quarter of 2007 to the third quarter of 2006 primarily due to a reduction in depreciation expense. At LPI, general and administrative expenses increased due to the settlement of a judgment in the amount of $75,000 which was related to a product dispute from approximately eight years ago. An increase of $0.15 million in general and administrative expense is attributable to ongoing expenses which were formerly absorbed by the financial services business segment. These expenses primarily include directors fees, salaries, accounting and legal fees for the Company. On August 1, 2007, LPI sold the commercial building in which the Company is headquartered resulting in a gain of $0.60 million. At the present time the Company is renting space in the building; however, management expects to relocate to new leased quarters by the end of the year.

        Other income for the third quarter of 2007 totaled $39,428 compared to $37,880 for the third quarter of 2006. Other income is primarily composed of interest income on cash holdings and one month of rental income from a tenant in the Company’s headquarter building previously owned by LPI. Also, during the third quarter of 2007, the consumer products business segment recorded interest expense of $5,876 related to the line of credit (See Note 12 to the Condensed Consolidated Financial Statements, “Short-Term Borrowings”).

Financial Services

        The financial services segment’s net income decreased from $9,528 to $1,926 when comparing the third quarter of 2007 to the third quarter of 2006.

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

        As a result of the sale of the assets, both interest income from loans and rental income decreased when comparing the third quarter of 2007 to the third quarter of 2006. There was no interest income from loans during the third quarter of 2007. The remaining loan portfolio consists of three loans totaling $209,563, one of which is in foreclosure proceedings. The rental income of $9,995 in the third quarter of 2007 was from the one remaining leased property. The tenant’s lease payments ended on July 15, 2007 and the property is presently listed for sale for $2.0 million.

        No leased properties were sold in the third quarter of 2007. In the third quarter of 2006, two leased properties were sold resulting in a gain of $353,140. Other income in the third quarter of 2007 and 2006 is composed primarily of interest income from cash holdings and payments from a former leased property tenant.

        Expenses in the third quarter of 2007 primarily consisted of depreciation and carrying costs on the property as well as legal fees related to the loan foreclosure action. Other ongoing operating expenses which were formerly reported by the financial services business segment are reported in the general and administrative expenses of the consumer products business segment for the third quarter of 2007. These expenses primarily include directors fees, salaries, accounting and legal fees for the Company.

Corporate

        In August 2007, the Company commenced a tender offer to redeem up to 300,000 shares of preferred stock at a price of $14.00 per share. Shareholders tendered 38,827 shares of preferred stock which the Company redeemed in September 2007. Shareholders who tendered their preferred stock in this offering did not receive a dividend payment for the quarter ended September 30, 2007. In the third quarter of 2007, the Company paid the usual dividend rate of $0.335625 per share on 375,790 outstanding shares of preferred stock.

        The following table provides detail regarding the interest income (expense) related to shares of preferred stock for the three months ended September 30, 2007 and 2006.

	Three Months Ended 09/30/2007	Three Months Ended 09/30/2006
Third quarter preferred stock interest (dividend) payments	$(126,125)	$(226,275)
Payment for the redemption of 38,827 shares of preferred stock	(543,578)	--
Carrying value of shares at redemption date ($25 per share)	970,675	--
Expenses incurred in connection with redemption	(65,271)	--

Interest income (expense) related to preferred stock	$235,701	$(226,275)

For the nine months ended September 30, 2007 and September 30, 2006

        The Company’s total net loss for the nine months ended September 30, 2007 equaled $1.24 million, or $0.33 per common share (diluted), compared to a net loss of $2.38 million, or $0.64 per common share (diluted), for the nine months ended September 30, 2006.

Consumer Products

        The consumer products segment’s net loss for the nine months ended September 30, 2007, totaled $1.27 million compared to a net loss of $2.38 million for the nine months ended September 30, 2006. During the third quarter of 2007, LPI sold the commercial building in which the Company is headquartered resulting in a gain of $0.60 million.

        Net sales for the nine months ended September 30, 2007, increased 6% to $7.77 million from $7.33 million for the nine months ended September 30, 2006. During the first nine months of 2007, LMOD’s net sales were $3.85 million (a decrease of $0.49 million from the first nine months of 2006) and LPI’s net sales were $3.92 million (an increase of $0.93 million from the first nine months of 2006). At LMOD, net sales in the ASC category declined $0.88 million reflecting decreased sales of dolls and accessories and Newborn Nursery® dolls. In 2006, sales of the original play dolls were discontinued which accounted for $0.27 million of the sales decline. Offsetting that decline, in the first nine months of 2007 sales of the newly introduced “Middleton Playbabies” and “Middleton NOW” doll line were $0.84 million. Retail sales decreased $0.18 million when comparing the two periods, partly due to the closing of a retail outlet at the end of 2006. The increase in net sales at LPI was primarily due to the introduction of new clock styles and home décor products resulting in increased orders from two major customers.

Newborn Nursery® boutiques were first introduced in mid-2004 and an exclusivity agreement with the Saks Department Store Group was announced in February of 2005. The exclusivity agreement will expire on December 1, 2007. Saks Department Store Group stores were recently sold primarily to Belk, Inc. and The Bon Ton Stores, Inc. Management does not expect the exclusivity agreement to be renewed. During the third quarter of 2007, both Belk, Inc. and The Bon Ton Stores, Inc. closed the Newborn Nursery® boutiques located in the stores they acquired. Newborn Nursery® products were returned by the stores to LMOD and the returned products were placed in inventory. Belk, Inc. and The Bon Ton Stores, Inc. are now carrying the newly introduced “Middleton Playbabies” and “Middleton NOW” dolls. For the year ended December 31, 2006, the Newborn Nursery® boutiques at these stores contributed approximately $1.31 million to the consumer products net sales or about 11% of net sales. For the nine months ended September 30, 2007, the Newborn Nursery® boutiques at these stores contributed approximately $0.46 million to the consumer products net sales or about 6% of net sales. To offset this decline in revenue, management has encouraged dealers to open “mini-nurseries” and in July of 2007, the FAO Schwarz New York store expanded the size of its nursery. Despite these efforts, the net sales for Newborn Nursery® dolls have decreased through the first nine months of 2007, and management expects that this will continue, but is unable to estimate the full amount of the decline at the present time.

        Cost of goods sold increased 8% to $5.69 million for the nine months ended September 30, 2007, compared to $5.29 million for the nine months ended September 30, 2006. LMOD’s cost of goods sold decreased to $2.73 million from $3.08 million while LPI’s cost of goods sold increased to $2.96 million from $2.21 million. Total gross profit margin decreased to 27% from 28% in the prior year primarily due to the shift in sales from higher margin items at LMOD to lower margin sales at LPI. LMOD’s gross profit margin remained the same for both periods at 29%. LPI’s gross profit margin decreased to 25% from 26% due to price concessions on certain product lines and due to the sale of some older inventory items.

        Total operating expenses for the nine months ended September 30, 2007, were $4.09 million compared to $4.54 million for the nine months ended September 30, 2006, a 10% decrease. Sales and marketing expenses decreased $0.59 million when comparing the first nine months of 2007 to the first nine months of 2006, primarily due to reductions in expenses at LMOD. Salary expense and related employee benefit expenses decreased due to workforce reductions. Expenses related to Newborn Nursery® boutiques and shared advertising expense also decreased when comparing the two periods. Fees paid for royalties decreased in 2007 since LMOD is no longer required to pay a guaranteed minimum annual royalty amount of $200,000 due to the contract expiration of a doll designer. New product development decreased $0.17 million when comparing the first nine months of 2007 to the first nine months of 2006. At LPI, product development costs increased $0.02 million due to small increases in salary expense, travel and sample costs. At LMOD, product development costs decreased $0.19 million primarily due to reductions in salary expense and related employee benefit expenses due to workforce reductions. Expenses for artist design costs and costs related to travel decreased due to the designer contract expiration. General and administrative expenses increased $0.31 million when comparing the two periods. At LMOD, general and administrative expenses decreased $0.33 million when comparing the first nine months of 2007 to the first nine months of 2006 primarily due to reductions in expenses related to depreciation and leased office space. On May 1, 2006, LMOD relocated its corporate headquarters to a smaller leased office space in order to reduce operating expenses. At LPI, general and administrative expenses increased due to the settlement of a judgment in the amount of $75,000 which was related to a product dispute from approximately eight years ago. The remaining net increase of $0.56 million in general and administrative expense is attributable to ongoing expenses which were formerly absorbed by the financial services business segment. These expenses primarily include directors fees, salaries, accounting and legal fees for the Company. On August 1, 2007, LPI sold the commercial building in which the Company is headquartered resulting in a gain of $0.60 million. At the present time the Company is renting space in the building; however, management expects to relocate to new leased quarters by the end of the year. Other miscellaneous equipment was also sold by LMOD and LPI for $14,800.

        Other income for the first nine months of 2007 totaled $136,710 compared to $120,610 for the first nine months of 2006. Other income is primarily composed of interest income on cash holdings and rental income from a tenant in the Company’s headquarter building previously owned by LPI. Also, during the third quarter of 2007, the consumer products business segment recorded interest expense of $5,876 related to the line of credit (See Note 12 to the Condensed Consolidated Financial Statements, “Short-Term Borrowings”).

Financial Services

        The financial services segment’s net income decreased from $670,030 to $81,092 when comparing the first nine months of 2007 to the first nine months of 2006.

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

        As a result of the sale of the assets, both interest income from loans and rental income decreased when comparing the first nine months of 2007 to the first nine months of 2006. The $1,297 of interest income from loans in 2007 was from two loans which were paid off in 2007. One loan totaling $186,187, which was in foreclosure proceedings, was charged off against the loan loss reserve in the second quarter of 2007. The remaining loan portfolio consists of three loans totaling $209,563. One of these loans is in foreclosure proceedings and no payments were received during the first nine months of 2007 on these three loans. The rental income in the first nine months of 2007 was from the one remaining leased property. The tenant’s lease payments ended on July 15, 2007 and the property is presently listed for sale for $2.0 million.

        No leased properties were sold in the first nine months of 2007. In the first nine months of 2006, seven leased properties were sold resulting in a gain of $1.41 million. Other income in the first nine months of 2007 and 2006 is composed primarily of interest income from cash holdings and payments from a former leased property tenant.

        Expenses in the first nine months of 2007 consisted primarily of depreciation and carrying costs on the property as well as legal fees and other expenses related to the foreclosure action. Other ongoing operating expenses which were formerly reported by the financial services business segment are reported in the general and administrative expenses of the consumer products business segment for the first nine months of 2007. These expenses primarily include directors fees, salaries, accounting and legal fees for the Company.

Corporate

        In August 2007, the Company commenced a tender offer to redeem up to 300,000 shares of preferred stock at a price of $14.00 per share. Shareholders tendered 38,827 shares of preferred stock which the Company redeemed in September 2007. Shareholders who tendered their preferred stock in this offering did not receive a dividend payment for the quarter ended September 30, 2007. In the first nine months of 2007, the Company paid the usual dividend rate of $0.335625 per share per quarter on outstanding shares of preferred stock.

        The following table provides detail regarding the interest expense related to shares of preferred stock for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended 09/30/2007	Nine Months Ended 09/30/2006
Preferred stock interest (dividend) payments	$(404,436)	$(678,826)
Payment for the redemption of 38,827 shares of preferred stock	(543,578)	--
Carrying value of shares at redemption date ($25 per share)	970,675	--
Expenses incurred in connection with redemption	(70,122)	--

Interest expense related to preferred stock	$(47,461)	$(678,826)

Liquidity and Capital Resources

        The consumer products business segment has incurred net losses and negative cash flows from operating activities over the past four years and the Company has an accumulated deficit of $6.89 million at September 30, 2007. The sale of financial services assets during 2006 generated sufficient cash to allow the Company to pay off debt, to fund operations, and to partially redeem shares of the Company’s outstanding preferred stock. Absent any adverse factors outside the control of the Company, management expects that the cash that will be generated from additional asset sales and existing operations together with existing cash balances and other potential sources of financing, such as an asset based line of credit, will be sufficient to provide the necessary cash to meet operating and working capital requirements through June 30, 2008. The Company is required to redeem $9.39 million of preferred stock by July 1, 2008, to the extent the Company has legally available funds for the redemption and it is otherwise permitted under Wisconsin law. The Company will only have sufficient funds to redeem the preferred stock and to continue to pay dividends on the preferred stock if the consumer products business segment can generate sufficient earnings (the consumer products business segment has realized losses from operations for the last four years) and/or is able to raise funds from other sources. In this regard, the Company is continuing to review various alternatives, which could include a financing transaction, a disposition of assets, a recapitalization of the Company, or a strategic business combination, to address all of its financial obligations, including the redemption of preferred stock. There can be no assurance that the Company will be able to redeem the preferred stock on July 1, 2008. If the Company is unable to redeem the preferred stock, the Company’s business, financial condition and results of operations could be materially adversely affected. The Company has recently entered into loan agreements providing for $1.75 million of funding (see Note 12 to the Condensed Consolidated Financial Statements, “Short-Term Borrowings”, and Note 13 to the Condensed Consolidated Financial Statements, “Subsequent Event”).

        Due to the reduction in earning assets and the resulting decrease in income, in June 2004 the Board of Directors changed the common stock dividend policy from the payment of quarterly dividends to the payment of an annual discretionary dividend payable in January for the preceding year. For the years ended December 31, 2006 and 2005, no dividends were paid to the common stock shareholders and the Company does not anticipate paying any dividends on the common stock in the foreseeable future. The preferred stock dividend of $0.335 per share per quarter ($1.34 annual dividend per preferred share) was paid during 2006 and for the first nine months of 2007. There can be no assurance that the Company will have sufficient funds to continue to pay dividends on the preferred stock. The Company will only have sufficient funds if it can generate sufficient earnings and/or it is able to raise funds from other sources.

Consumer Products

        Total assets of the consumer products segment were $12.34 million as of September 30, 2007, and $12.84 million as of December 31, 2006, a 4% decrease. Cash increased to $1.74 million at September 30, 2007, from $0.96 million at December 31, 2006. On August 1, 2007, LPI sold the commercial building in which the Company is headquartered resulting in net proceeds of $4.02 million. At the time of the sale, LPI settled a judgment of $75,000 against the property which related to a product dispute from approximately eight years ago. During the third quarter of 2007, the net proceeds from the building sale were used to purchase inventory, fund operations, and to partially redeem shares of the Company’s outstanding preferred stock. At the present time the Company is renting space in the building; however, management expects to relocate to new leased quarters by the end of the year.

        Accounts receivable, net of the allowance for doubtful accounts, decreased to $1.82 million at September 30, 2007, from $2.20 million at December 31, 2006, due to normal collections after the year-end selling season. LPI’s receivables increased $0.02 million and LMOD’s receivables decreased $0.40 million.

        Inventory and prepaid inventory, net of the allowance for obsolete and excess inventory, increased to $7.04 million at September 30, 2007, compared to $4.19 million at December 31, 2006. LMOD’s inventory increased $1.61 million to $4.29 million due to new product introductions and in anticipation of the year-end selling season. LPI’s inventory increased by $1.01 million to $2.75 million due to the introduction of new clock styles and in anticipation of the year-end selling season. Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

        Other prepaid expenses increased $9,371 from December 31, 2006 to September 30, 2007. Property and equipment, net of accumulated depreciation, decreased by $3.53 million as of September 30, 2007, compared to December 31, 2006, primarily due to the building sale and to depreciation. The net carrying value of the building was $3.4 million. Property and equipment expenditures increased by $0.24 million while accumulated depreciation increased by $0.36 million during the first nine months of 2007.

        Current liabilities increased $0.06 million to $1.48 million at September 30, 2007, from $1.42 million at December 31, 2006, primarily due to increased accounts payable related to inventory purchases. LMOD’s liabilities increased $0.34 million to $1.18 million and LPI’s liabilities decreased $0.28 million to $0.30 million.

Financial Services

        Total assets of the financial services segment were $1.85 million as of September 30, 2007, and $3.52 million as of December 31, 2006, a 47% decrease. Cash decreased to $0.29 million at September 30, 2007 from $1.74 million at December 31, 2006. The reduction in cash was primarily due to the payment of preferred dividends, the partial redemption of outstanding preferred stock and the payment of operating expenses for the consumer products business segment. These expenses primarily include directors fees, salaries, accounting and legal fees for the Company.

        All interest receivable was collected as of June 30, 2007. The tenant advance was paid off in July of 2007.

        At September 30, 2007, loans held for investment consisted of three loans totaling $209,563. At December 31, 2006, the loan portfolio consisted of six loans totaling $463,575. Two loans totaling $67,825 in the aggregate were paid off during the first six months of 2007. One loan totaling $186,187, which was in foreclosure proceedings, was charged off against the loan loss reserve in the second quarter of 2007. No payments were received during the first nine months of 2007 on the remaining three loans. At September 30, 2007, the allowance for loan losses was $63,813 and at December 31, 2006, the loan loss allowance was $250,000.

        The financial services business segment owned one leased property at September 30, 2007 and December 31, 2006. The previous tenant’s final lease payment was made on July 15, 2007. At the present time the building is listed for sale for $2.0 million. Depreciation of $21,276 was recorded on the leased property in the first nine months of 2007.

        Other assets decreased to $18,696 at September 30, 2007, from $20,610 at December 31, 2006, primarily due to decreases in prepaid items. Accrued liabilities increased to $230,668 at September 30, 2007, from $56,333 at December 31, 2006. Accrued liabilities at September 30, 2007, primarily include accrued legal fees and accrued real estate taxes and expenses on the leased property.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

        This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may”, “will”, “could”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to:

•	the ability of the Company to provide the necessary cash to meet operating and working capital requirements beyond 2007;
•	the ability of the Company to provide the necessary cash to continue to pay dividends on the preferred stock and to redeem the remaining outstanding preferred stock;
•	demand for the Company’s consumer products;
•	the degree of success of the strategy to reduce expenses and to increase revenue in the consumer products business segment;
•	competition;
•	general economic conditions, including the condition of the local real estate market;
•	legislative/regulatory changes;
•	monetary and fiscal policies of the U.S. Government, including policies of the U.S Treasury and the Federal Reserve Board;

•	the quality or composition of the loan and real estate portfolios;
•	payment when due of principal and interest on loans made by the Company;
•	the necessity to make additions to the Company’s allowance for doubtful accounts;
•	the necessity to make additions to the Company’s allowance for obsolete inventory; and
•	the timing of sales and the selling prices of the Company’s remaining leased real estate.

        These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 3.    CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that, as of the end of the quarter ended September 30, 2007, the Company’s disclosure controls and procedures were effective.

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

        Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, except as identified above, there were no changes in the Company’s internal control over financial reporting identified in such evaluation that occurred during the quarter ended September 30, 2007 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        In August 2007, the Company commenced a tender offer to redeem up to 300,000 shares of preferred stock at a price of $14.00 per share. Shareholders tendered 38,827 shares of preferred stock which the Company redeemed in September 2007. Shareholders who tendered their preferred stock in this offering did not receive a dividend payment for the quarter ended September 30, 2007.

        The following table disclosed information regarding the shares of preferred stock redeemed in the tender offer during the third quarter of 2007.

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31		--	--	--	None
Aug 1 to Aug 31		--	--	--	None
Sept 1 to Sept 30	(1)	38,827	$14.00	38,827	None
Total/Average		38,827	$14.00	38,827	None

(1)     On August 10, 2007, the Board of Directors of the Company authorized the repurchase of up to 300,000 shares of the Company’s preferred stock at a price per share of $14.00 through a tender offer. The Company announced and commenced the tender offer on August 15, 2007. The tender offer expired on September 13, 2007.

Item 6.      EXHIBITS

        List of Exhibits

        The Exhibits to this Quarterly Report on Form 10-QSB are identified on the Exhibit Index hereto.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

THE MIDDLETON DOLL COMPANY
(Registrant)
Date: November 14, 2007	/s/ Salvatore L. Bando
Salvatore L. Bando
President and Chief Executive Officer
Date: November 14, 2007	/s/ Craig R. Bald
Craig R. Bald
Vice President Finance and Chief Financial Officer

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Revolving Credit Agreement, dated July 27, 2007, by and among License Products, Inc., Lee Middleton Original Dolls, Inc. and Town Bank.
10.2	Term Credit Agreement, dated October 1, 2007, by and between The Middleton Doll Company and Town Bank.
11.1	Computation of Net Loss Per Common Share.
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Vice President Finance and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Written Statement of the President and Chief Executive Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.
32.2	Written Statement of the Vice President Finance and Chief Financial Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.