Form 10KSB
period 2007-12-31
MIDDLETON DOLL CO
filed 2008-04-01
CIK 723209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2007;

OR

[_]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from __________ to __________

Commission File Number: 033-51406

THE MIDDLETON DOLL COMPANY
(Name of small business issuer in its charter)

Wisconsin	39-1364345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
N22 W23977 Ridgeview Parkway, Suite 700
Waukesha, Wisconsin	53188-1000
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (262) 347-2904

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Title of Class	Title of Class
Common Stock, 6-2/3 cents Par Value	Preferred Stock, $0.01 Par Value

        Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

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

        The issuer’s revenues for its most recent fiscal year were $12,782,779.

        The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at March 1, 2008 was $1,797,661. The number of shares of common stock outstanding at March 21, 2008 was 3,824,811.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of The Middleton Doll Company Proxy Statement for the 2008 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant’s fiscal year) are, upon such filing, to be incorporated by reference into Part III.

        Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

THE MIDDLETON DOLL COMPANY
Index to Annual Report on Form 10-KSB
For the Year Ended December 31, 2007

Forward-Looking Statements

        In this report, The Middleton Doll Company and its subsidiaries make statements concerning expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although The Middleton Doll Company and its subsidiaries believe that these forward-looking statements and the underlying assumptions are reasonable, they cannot provide assurance that they will prove correct. Except to the extent required by the federal securities laws, The Middleton Doll Company and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

        In addition to statements regarding trends or estimates in Management’s Discussion and Analysis or Plan of Operation, forward-looking statements included or incorporated in this report include, but are not limited to statements regarding future:

•	revenues or expenses, and
•	financing sources and strategic alternatives.

        Forward-looking statements involve a number of risks and uncertainties. There are many factors that could cause actual results to differ materially from those expressed or implied in this report. Some risk factors that could cause results different from any forward-looking statement include those described in Item 1 of this Annual Report on Form 10-KSB for the year ended December 31, 2007. Other factors include:

•	the ability of the Company to continue as a going concern;
•	the ability of the Company to provide the necessary cash to meet operating and working capital requirements;
•	the ability of the Company to provide the necessary cash to redeem the remaining outstanding preferred stock;
•	declining demand for the Company’s consumer products;
•	the degree of success of the strategy to reduce expenses and to increase revenue at the consumer products business segment;
•	competition;
•	general economic conditions, including the condition of the local real estate market;
•	legislative/regulatory changes;
•	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
•	the quality or composition of the loan and real estate portfolios;
•	payment when due of principal and interest on loans made by the Company;
•	the necessity to make additions to the Company’s allowance for doubtful accounts;
•	the necessity to make additions to the Company’s allowance for obsolete inventory; and
•	the timing of sale and the selling price of the Company’s commercial property.

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

        The consumer products business segment has incurred net losses and negative cash flows from operating activities over the past five years and the Company has an accumulated deficit of $7.15 million at December 31, 2007. The Company anticipates generating losses for the next twelve months. The Company’s financial condition may also make it more difficult for the Company to market its products to new and existing customers. Based on the Company’s financial performance and its current financial condition, the Company’s audit report contains an explanatory paragraph for going concern uncertainty, pursuant to which the Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern.

        The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. Management anticipates, based on current projections and absent any adverse factors outside the control of the Company, that the cash that will be generated from additional asset sales and existing operations together with existing cash balances and other potential sources of financing, such as the loan agreements that the Company entered into during 2007 providing for $1.75 million of funding (See Note 11 in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-KSB), should be sufficient to provide the necessary cash to meet operating and working capital requirements through December 31, 2008. However, the Company anticipates that it will not have sufficient funds to redeem its preferred stock by July 1, 2008. The Company is actively pursuing various alternatives to address all of its financial obligations, including the redemption of preferred stock, which could include a financing transaction, a disposition of assets, a recapitalization of the Company, or a strategic business combination. However, there can be no assurance that the Company will be able to generate enough revenue and/or effect a transaction to address its financial obligations.

        The Company is required to redeem $9.39 million of preferred stock by July 1, 2008, to the extent the Company has legally available funds for the redemption and it is otherwise permitted under Wisconsin law. In accordance with Section 180.0640 of the Wisconsin Business Corporation Law, the Company may not redeem shares of preferred stock if, after giving effect to the redemption, either of the following would occur: (1) the Company would not be able to pay its debts as they become due in the usual course of business; or (2) the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the redemption, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those of the holders of the preferred stock.

        The Company will only have sufficient funds to redeem the preferred stock and to continue to pay dividends on the preferred stock if the consumer products business segment can generate sufficient earnings (the consumer products business segment has realized losses from operations for the last five years) and/or is able to raise funds from other sources. If the preferred stock is not redeemed by July 1, 2008, then the Company is obligated to redeem the preferred stock as soon as it has legally available funds for the redemption, and dividends continue to accrue and be payable following the failure to redeem at the interest rate applicable prior to July 1, 2008 (5.37%). The holders of preferred stock have the right to elect a majority of the Board of Directors if at any time accumulated dividends equal to at least two full years’ dividends are due and unpaid. Management believes based on its review of the documents and discussions with lenders, that failure to redeem the preferred stock on July 1, 2008, will not be an event of default under the loan agreements that the Company entered into during 2007. Nonetheless, if the Company is unable to redeem the preferred stock, the Company’s business, financial condition and results of operations could be materially affected.

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

        For the year ended December 31, 2005, the Parent and BMSBLC were operated as a real estate investment trust (“REIT”) pursuant to the provisions of Section 856 of the Internal Revenue Code of 1986, as amended (the “Code”). To retain its tax exempt status, a REIT must be in compliance with certain tests concerning the nature of its assets and its income. In addition, a REIT must distribute substantially all of its taxable income each year in dividends to its shareholders. LMOD and LPI are each operated as C Corporations under the Code and are subject to corporate income tax rates. As a result of BMSBLC’s merger with and into LMOD, BMSBLC no longer qualifies as a REIT. Therefore for the years ended December 31, 2006, and December 31, 2007, the Company (consisting of the Parent, LMOD and LPI) operated as a C Corporation under the Code. The Company filed a consolidated federal income tax return for the year ended December 31, 2006, and intends to file a consolidated federal income tax return for the year ended December 31, 2007.

        On September 3, 1997, the Company capitalized InvestorsBancorp, Inc. (“IBI”), a bank holding company, for approximately $6.2 million and subsequently distributed all of the outstanding shares of IBI to the Company’s shareholders. On January 4, 2006, LMOD entered into an asset purchase agreement with InvestorsBank (“the Bank”) pursuant to which it sold substantially all of its loans and loan participations to the Bank for an aggregate total purchase price of $15.58 million, plus accrued interest. The purchase price for the sale of the loans and loan participations was the outstanding principal balance of all such loans and loan participations. The Bank completed the purchase of the loans and loan participations on September 8, 2006. In addition, the Bank separately purchased $4.16 million of loans and loan participations from LMOD under substantially similar terms.

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

        The following table sets forth (in thousands of dollars) revenues and other income attributable to the Company’s principal product groups for each of the last three years.

Revenues and Other Income

	12/31/07	12/31/06	12/31/05
Revenues
Loan Portfolio	$1	$324	$1,717
Real Estate Portfolio	107	3,006	3,577
Dolls	6,866	7,711	9,197
Time Pieces	5,792	4,334	5,131
Other	183	277	285

Total	$12,949	$15,652	$19,907

        In June, 2004, the Board of Directors changed the common stock dividend policy from the payment of quarterly dividends to the payment of a discretionary annual dividend payable in January for the preceding year. For the years ended December 31, 2007 and 2006, no dividends were paid to the common stock shareholders and the Company does not anticipate paying any dividends on the common stock in the foreseeable future. The preferred stock dividend of $0.335 per share per quarter ($1.34 annual dividend per preferred share) was paid during 2007 and 2006. There can be no assurance that the Company will have sufficient funds to continue to pay dividends on the preferred stock. The Company will only have sufficient funds if it can generate sufficient earnings and/or it is able to raise funds from other sources. See “Risk Factors”.

Consumer Products

        LMOD is headquartered in Columbus, Ohio, and designs and distributes lifelike collectible and play dolls through a dealer network and through major national retailers. LMOD competes with various other doll manufacturers including Adora, Madam Alexander, Ashton Drake, Mattel’s American Girl and a variety of small artist-owned manufacturers. In recent years the demand for collectible dolls has decreased significantly resulting in a decrease in sales at LMOD as shown in the table below. Due to intense pricing competition, LMOD transferred doll production to a contract manufacturer in China in 2004. In 2005, a new management team at LMOD began to focus on reducing operating expenses and developing new products and marketing strategies. In August, 2006, LMOD announced the introduction of a new and comprehensive collection of play dolls, “Playbabies”, which provides a playmate for each stage of a young girl’s early development, from newborn through age four. In April, 2007, LMOD introduced the “Middleton NOW” (“NOW”) line of collector-quality dolls which have been safety tested for children ages three and up. NOW dolls are priced between the “Playbabies” collection and the Artist Studio Collection (“ASC”) doll line and reflect a more modern and trendy look. The Newborn Nursery® dolls, which were first introduced in mid-2004, continue to appeal to young girls from age five through the pre-teen years. The ASC line of artist-designed collectible dolls has begun to introduce new artists who are designing and sculpting collectible dolls with a more realistic style. LMOD has also introduced furniture, bedding and décor items as well as doll clothing and accessories to complement the doll lines. Distribution channels for the above product lines consist primarily of dealers or individual store owners, larger retailers and regional specialty stores.

        LPI is headquartered in Waukesha, Wisconsin, and designs and distributes clocks and home décor products through major national retailers. LPI imports finished goods from a manufacturer in China and is in competition with various other clock and home décor companies including Ingrahm, Infinity Instruments and Timewerks. LPI has experienced some success at expanding its customer base and has been working to introduce new and updated styles of clocks and home décor items that have resulted in increased sales. LPI has reached a mature stage of development and has limited opportunities to expand its sales channels based on currently available resources.

        The following table sets forth LMOD’s and LPI’s net sales over the past five years.

Year Ended	LMOD’s Net Sales	LPI’s Net Sales	Total Consumer Products Net Sales
12/31/2007	$ 6,866,197	$ 5,791,986	$ 12,658,183
12/31/2006	$ 7,711,376	$ 4,333,496	$ 12,044,872
12/31/2005	$ 9,196,607	$ 5,131,475	$ 14,328,082
12/31/2004	$ 11,011,894	$ 4,933,966	$ 15,945,860
12/31/2003	$ 12,425,040	$ 5,235,193	$ 17,660,233

        The revenues for the consumer products business segment are highly dependent upon sales during the Christmas holiday season. For the years ended December 31, 2007 and 2006, approximately 39% of the consumer products business segment net sales occurred in the fourth quarter. Additionally, five large customers accounted for approximately 56% of net sales for the consumer products business segment during 2007. During 2006, five large customers accounted for approximately 49% of net sales for the consumer products business segment. During 2007, two customers each accounted for more than 10% of total net sales and during 2006, one customer accounted for more than 10% of total net sales.

        The consumer products business segment imports substantially all of its finished goods from two suppliers in China and relies on those suppliers to procure sufficient raw materials to be used in production. The Company has not experienced any significant problems due to the lack of availability of product. During 2007, finished goods prices increased due to increases in labor costs and resin prices.

        Patents and trademarks are not material to the Company’s business. However, the Company has engaged in litigation in recent years to prevent competitors from infringing on the unique, copyrighted designs of its collectible dolls. Additionally, LMOD pays royalties to the designers of its dolls. The royalty arrangements vary among the designers and range from 1% to 3% of sales of those dolls which were sculpted by the designer. LMOD’s expense for royalties was approximately $59,000 for the year ended December 31, 2007, and $205,000 for the year ended December 31, 2006. During the year ended December 31, 2006, the royalty arrangement with LMOD’s primary designer required a minimum annual guaranteed royalty payment of $200,000. The guaranteed minimum annual royalty amount was not applicable for 2007 due to the expiration of the contract period.

        The consumer products business segment employs approximately 55 people of which 39 are considered full-time employees. At LMOD, approximately five full-time and seven part-time employees are subject to a collective bargaining agreement, which expires on April 30, 2009. Management and accounting duties for the financial services business segment are performed by employees of LPI.

        The consumer products business segment incurs new product development costs at LMOD and at LPI. New product development costs for the year ended December 31, 2007, were approximately $0.73 million and for the year ended December 31, 2006, were approximately $1.01 million. These costs are not directly charged to customers.

Financial Services

        At December 31, 2007, LMOD’s loan portfolio consisted of three loans totaling $209,563, one of which is in foreclosure proceedings. During the year ended December 31, 2006, management established a loan loss allowance of $250,000 against the non-accrual loans. One loan totaling $186,187, which was in foreclosure proceedings, was charged off against the loan loss reserve in the second quarter of 2007. No interest income was accrued or received on these non-accrual loans during the years ended December 31, 2007 and 2006.

        At December 31, 2007, LMOD’s real estate portfolio consisted of one commercial property, located in Oconomowoc, Wisconsin, with a carrying cost of $1.39 million. At the present time, the building is listed for sale for $2.0 million. For federal income tax purposes, the tax basis of the building is $1.57 million, which is being depreciated by the straight line method over thirty-nine years.

        During 2006, LMOD sold eleven of the twelve leased properties it owned at December 31, 2005, which resulted in a net gain of $2.24 million. The net proceeds from the sale of the financial services assets were used to pay off indebtedness, to fund operations, and to partially redeem shares of the Company’s outstanding preferred stock. The Company does not intend to continue in the financial services business segment after all of the segment’s assets are sold.

Risk Factors

        In addition to the other information set forth or incorporated by reference in this Annual Report on Form 10-KSB, the risk factors described below should be carefully considered. If any of the risk factors actually occur, the financial condition or results of operations could be materially adversely affected. The following list of risk factors may not be exhaustive. Additional risk and uncertainties not presently known or that are currently believed to be immaterial may also adversely affect the Company.

The Company has a going concern opinion from the auditors, indicating the possibility that the Company may not be able to continue to operate.

The consumer products business segment has incurred net losses and negative cash flows from operating activities over the past five years and the Company has an accumulated deficit of $7.15 million at December 31, 2007. The Company anticipates generating losses for the next twelve months. The Company’s financial condition may also make it more difficult for the Company to market its products to new and existing customers. Based on the Company’s financial performance and its current financial condition, the Company’s audit report contains an explanatory paragraph for going concern uncertainty, pursuant to which the Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern.

The financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern. If the Company were unable to continue as a going concern, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

If the Company cannot continue as a viable entity, shareholders may lose all or part of their investment.

LMOD has experienced significantly declining net sales during the last six years.

The demand for collectible dolls has significantly declined and LMOD has experienced intense competition from lower-priced collectible dolls manufactured in China, resulting in a significant decline in net sales.

The consumer products segment has realized losses from operations in each of the past six years.

The consumer products business segment has not been able to reduce fixed costs and operating expenses sufficiently to offset the decline in net sales. The Company may continue to experience losses unless it is able to increase net sales and/or further reduce fixed costs and/or operating expenses.

The Company has a limited ability to obtain external financing.

The Company must, on its own, generate sufficient cash to operate its business. Due to the continuing losses, the Company has a limited ability to borrow operating funds to meet working capital requirements. Unless the Company can generate sufficient cash flow from operations it will eventually encounter significant problems in meeting its working capital requirements which could lead to insolvency.

Outsourcing of the manufacturing of the products sold by the consumer products segment to Chinese manufacturers could adversely affect inventory levels.

Nearly all of the products sold by the consumer products segment are manufactured in China. The amount of product to be purchased from Chinese manufacturers must be ordered and paid for several months in advance to allow for manufacturing and shipping time. If the amount of product ordered exceeds future sales, inventories will increase which will reduce profits and/or increase losses. On the other hand, if sales were to exceed the amount of product ordered, then inventory would be insufficient to meet customer demand.

Five customers provide a significant portion of the sales for the consumer products segment.

Five customers accounted for approximately 56% of net sales for the consumer products segment during 2007. A loss of any one or more of these customers could have a material adverse effect on the business.

There is no assurance that the Company will have sufficient funds available to completely redeem the outstanding preferred stock by July 1, 2008, or to continue to pay dividends on the preferred stock.

The Company is required to redeem $9.39 million of preferred stock by July 1, 2008, to the extent the Company has legally available funds for the redemption and it is otherwise permitted under Wisconsin law. The Company will only have sufficient funds to redeem the preferred stock and to continue to pay dividends on the preferred stock if the consumer products business segment can generate sufficient earnings and/or is able to raise funds from other sources. In this regard, the Company is continuing to review various alternatives, which could include a financing transaction, a disposition of assets, a recapitalization of the Company, or a strategic business combination, to address all of its financial obligations, including the redemption of preferred stock. There can be no assurance that the Company will be able to redeem the preferred stock on July 1, 2008. If the Company is unable to redeem the preferred stock, the Company’s business, financial condition and results of operations could be materially adversely affected.

Item 2.	Description of Property

        The Company’s headquarters are presently located at N22 W23977 Ridgeview Parkway, Suite 700, Waukesha, Wisconsin, in leased commercial space. The rented space has approximately 3,500 square feet of office space and approximately 36,000 square feet of warehouse space. The lease commenced January 1, 2008, and expires February 28, 2013. On August 1, 2007, LPI sold the commercial building in which the Company was previously headquartered at 1050 Walnut Ridge Drive, Hartland, Wisconsin. From August 1, 2007 to December 31, 2007, the Company rented space in the Hartland building.

        Beginning May 1, 2006, LMOD relocated its corporate headquarters to leased office space in Columbus, Ohio, in order to reduce operating expenses. The current lease for 7,400 square feet of office space expires August 31, 2008. Prior to May 1, 2006, LMOD’s headquarters were located in Westerville, Ohio, in 18,800 square feet of leased office space. Additional retail and warehouse space is presently located in Belpre, Ohio, in a 48,000 square foot building owned by LMOD. The land and building have a carrying cost of $1.15 million. For federal income tax purposes, the tax basis of the building is $1.74 million, which is being depreciated by the straight line method over thirty-one years.

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

        At December 31, 2007, LMOD’s real estate portfolio consisted of one commercial property located in Oconomowoc, Wisconsin. The property is a one-story 27,000 square foot masonry constructed office industrial building approximately sixteen years old. The carrying value of the property at December 31, 2007, was $1.39 million and the building is presently listed for sale for $2.0 million. The property was fully leased until July 15, 2007. At the present time a portion of the building’s warehouse space is leased to a tenant under a month-to-month lease for $1,100 per month. For federal income tax purposes, the tax basis of the building is $1.28 million, which is being depreciated by the straight line method over thirty-nine years.

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

        No matter was submitted to a vote of security holders during the quarter ended December 31, 2007.

Part II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

        The common stock of the Company is traded over the counter and pricing information is displayed on the OTC Bulletin Board under the symbol “DOLL”. The following table provides the high and low sales price for the Company’s common stock and the cash dividends paid per share for 2007 and 2006:

	Common Stock		Cash Dividends
	High	Low	Per Share
2007
First Quarter	$ 0.350	$ 0.210	$ 0.00
Second Quarter	$ 0.490	$ 0.260	$ 0.00
Third Quarter	$ 0.900	$ 0.410	$ 0.00
Fourth Quarter	$ 0.740	$ 0.450	$ 0.00
2006
First Quarter	$ 0.700	$ 0.530	$ 0.00
Second Quarter	$ 0.650	$ 0.350	$ 0.00
Third Quarter	$ 0.500	$ 0.280	$ 0.00
Fourth Quarter	$ 0.350	$ 0.170	$ 0.00

        As of March 1, 2008, there were approximately 614 shareholders of record of the Company’s common stock.

        In June, 2004, the Board of Directors changed the common stock dividend policy from the payment of quarterly dividends to the payment of a discretionary annual dividend payable in January for the preceding year. For the years ended December 31, 2007 and 2006, no dividends were paid to the common stock shareholders and the Company does not anticipate paying any dividends on the common stock in the foreseeable future. The preferred stock dividend of $0.335 per share per quarter ($1.34 annual dividend per preferred share) was paid during 2007 and 2006. There can be no assurance that the Company will have sufficient funds to continue to pay dividends on the preferred stock. The Company will only have sufficient funds if it can generate sufficient earnings and/or it is able to raise funds from other sources.

        In August, 2007, the Company commenced a tender offer to redeem up to 300,000 shares of preferred stock at a price of $14.00 per share. Shareholders tendered 38,827 shares of preferred stock which the Company redeemed in September, 2007. Shareholders who tendered their preferred stock in this offering did not receive a dividend payment for the quarter ended September 30, 2007.

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

Item 6.	Management’s Discussion and Analysis or Plan of Operation

        The following is a discussion and analysis of the Company’s financial condition and results of operations including information on the Company’s critical accounting policies and liquidity. Information contained in this Management’s Discussion and Analysis should be read in conjunction with the disclosure regarding “Forward-Looking Statements”, as well as the discussion set forth in “Item 1. Description of Business – Risk Factors” and “Item 7. Financial Statements”.

Overview

        The amounts presented in this Item 6 as of December 31, 2007 and December 31, 2006 include the consolidation of the Company’s consumer products and financial services business segments. The term “Company”, when used in this Item 6, refers to the Parent, LMOD and LPI on a consolidated basis.

Consumer Products

        As shown in the following table, during the past five years the Company has experienced a significant decrease in net sales within the consumer products business segment due to declining sales at LMOD. The consumer products business segment must significantly increase net sales in order to generate a positive cash flow from operations. The revenues for the consumer products business segment are highly dependent upon sales during the Christmas holiday season.

	Consumer Products Net Sales	Consumer Products Net Income (Loss)
12/31/2007	$12,658,183	($1,398,233)
12/31/2006	$12,044,872	($3,411,361)
12/31/2005	$14,328,082	($1,918,713)
12/31/2004	$15,945,860	($3,694,322)
12/31/2003	$17,660,233	($1,568,622)

        In August, 2006, LMOD announced the introduction of a new and comprehensive collection of play dolls, “Playbabies”, which provides a playmate for each stage of a young girl’s early development, from newborn through age four. In April, 2007, LMOD introduced the “Middleton NOW” (“NOW”) line of collector-quality dolls which have been safety tested for children ages three and up. NOW dolls are priced between the “Playbabies” collection and the ASC doll line and reflect a more modern and trendy look. The Newborn Nursery® dolls, which were first introduced in mid-2004, continue to appeal to young girls from age five through the pre-teen years. The ASC line of artist-designed collectible dolls has begun to introduce new artists who are designing and sculpting collectible dolls with a more realistic style. LMOD has also introduced furniture, bedding and décor items as well as doll clothing and accessories to complement the doll lines. Distribution channels for the above product lines consist primarily of dealers or individual store owners, larger retailers and regional specialty stores.

        LPI has experienced some success at expanding its customer base and has been working to introduce new and updated styles of clocks and home décor items that have resulted in increased sales. LPI has reached a mature stage of development and has limited opportunities to expand its sales channels based on currently available resources.

        As noted above, the consumer products business segment has incurred net losses and negative cash flows from operating activities over the past five years and the Company has an accumulated deficit of $7.15 million at December 31, 2007. The Company anticipates generating losses for the next twelve months. The Company’s financial condition may also make it more difficult for the Company to market its products to new and existing customers. Based on the Company’s financial performance and its current financial condition, the Company’s audit report contains an explanatory paragraph for going concern uncertainty, pursuant to which the Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern.

        The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. Management anticipates, based on current projections and absent any adverse factors outside the control of the Company, that the cash that will be generated from additional asset sales and existing operations together with existing cash balances and other potential sources of financing, such as the loan agreements that the Company entered into during 2007 providing for $1.75 million of funding (See Note 11 in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-KSB), should be sufficient to provide the necessary cash to meet operating and working capital requirements through December 31, 2008. However, the Company anticipates that it will not have sufficient funds to redeem its preferred stock by July 1, 2008. The Company is actively pursuing various alternatives to address all of its financial obligations, including the redemption of preferred stock, which could include a financing transaction, a disposition of assets, a recapitalization of the Company, or a strategic business combination. However, there can be no assurance that the Company will be able to generate enough revenue and/or effect a transaction to address its financial obligations.

        The Company is required to redeem $9.39 million of preferred stock by July 1, 2008, to the extent the Company has legally available funds for the redemption and it is otherwise permitted under Wisconsin law. In accordance with Section 180.0640 of the Wisconsin Business Corporation Law, the Company may not redeem shares of preferred stock if, after giving effect to the redemption, either of the following would occur: (1) the Company would not be able to pay its debts as they become due in the usual course of business; or (2) the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the redemption, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those of the holders of the preferred stock.

        The Company will only have sufficient funds to redeem the preferred stock and to continue to pay dividends on the preferred stock if the consumer products business segment can generate sufficient earnings (the consumer products business segment has realized losses from operations for the last five years) and/or is able to raise funds from other sources. If the preferred stock is not redeemed by July 1, 2008, then the Company is obligated to redeem the preferred stock as soon as it has legally available funds for the redemption, and dividends continue to accrue and be payable following the failure to redeem at the interest rate applicable prior to July 1, 2008 (5.37%). The holders of preferred stock have the right to elect a majority of the Board of Directors if at any time accumulated dividends equal to at least two full years’ dividends are due and unpaid. Management believes based on its review of the documents and discussions with lenders, that failure to redeem the preferred stock on July 1, 2008, will not be an event of default under the loan agreements that the Company entered into during 2007. Nonetheless, if the Company is unable to redeem the preferred stock, the Company’s business, financial condition and results of operations could be materially affected.

Financial Services

        At December 31, 2007, LMOD’s loan portfolio consisted of three loans totaling $209,563, one in the amount of $41,775, which is in foreclosure proceedings. During the year ended December 31, 2006, management established a loan loss allowance of $250,000 against the non-accrual loans. One loan totaling $186,187, which was in foreclosure proceedings, was charged off against the loan loss reserve in the second quarter of 2007, leaving $63,813 in the loan loss reserve. No interest income was accrued or received on these non-accrual loans during the years ended December 31, 2007 and 2006.

        At December 31, 2007, LMOD’s real estate portfolio consisted of one commercial property, located in Oconomowoc, Wisconsin, with a carrying cost of $1.39 million. At the present time, the building is listed for sale for $2.0 million.

        During the year ended December 31, 2006, InvestorsBank purchased $19.74 million of loans and loan participations from LMOD and $3.58 million of loans were paid off by borrowers. Also during 2006, eleven leased properties were sold to unrelated parties which resulted in net proceeds of $14.00 million. The proceeds from the sales of the financial services assets were primarily used to pay off $27.96 million of outstanding debt, to advance $1.85 million to the consumer products business segment for use in funding the operations of the consumer products business segment, to partially redeem shares of the preferred stock for an aggregate price of $4.22 million and to pay $0.89 million in preferred stock dividends.

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

        Deferred income tax assets and liabilities. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to different methods used for depreciation for income tax purposes, vacation accruals, net operating losses, capitalization requirements of the Code, allowances for doubtful accounts and obsolete inventory and charitable contribution carryforwards. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

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

Results of Operations for the years ended December 31, 2007 and December 31, 2006

        The Company’s total net loss applicable to common stock shareholders for the year ended December 31, 2007 was $1.50 million, or $0.40 per common share (diluted), as compared to $0.38 million, or $0.10 per common share (diluted), for the year ended December 31, 2006.

        The consumer products business segment’s net loss decreased $2.01 million when comparing the year ended December 31, 2007 to the year ended December 31, 2006. Net sales increased $0.61 million and gross profit increased $0.20 million when comparing the two years. Operating expenses were reduced $1.22 million when comparing the year ended December 31, 2007 to December 31, 2006. During the year ended December 31, 2006, the consumer products business segment wrote off $0.51 million of goodwill which is reflected in the 2006 operating expenses. During the year ended December 31, 2007, LPI sold the building in which it was headquartered resulting in a gain of $0.60 million.

        The financial services business segment’s net income decreased $1.59 million when comparing the year ended December 31, 2007 to the year ended December 31, 2006, primarily due to the sale of most of the financial services assets during 2006. During 2006, the Company sold substantially all of the assets of the financial services business segment and used the net proceeds to pay off indebtedness, fund working capital at the consumer products business segment, pay preferred stock dividends, and partially redeem shares of the Company’s outstanding preferred stock. The Company does not intend to continue in the financial services business segment after all of the segment’s assets are sold.

Consumer Products

        The consumer products business segment’s net loss for the year ended December 31, 2007, was $1.40 million. During the year ended December 31, 2007, operating expenses were reduced $1.22 million when compared to the year ended December 31, 2006 and in August of 2007, LPI recorded a $0.60 million gain on the sale of the headquarters building located in Hartland, Wisconsin.

        Net sales from the consumer products business segment for the year ended December 31, 2007, increased 5% to $12.66 million from $12.04 million for the year ended December 31, 2006. Net sales at LMOD decreased $0.84 million and net sales at LPI increased $1.46 million. At LMOD, net sales in the ASC category declined $1.60 million reflecting decreased sales of dolls and accessories and Newborn Nursery® dolls. Newborn Nursery® boutiques were first introduced in mid-2004 and an exclusivity agreement with Saks Department Store Group was announced in February of 2005. Recently the Saks Department Store Group stores were sold primarily to Belk, Inc. and The Bon Ton Stores, Inc. The exclusivity agreement expired on December 1, 2007, and was not renewed. During the third quarter of 2007, both Belk, Inc. and The Bon Ton Stores, Inc. closed the Newborn Nursery® boutiques located in the stores they acquired. Newborn Nursery® products were returned by the stores to LMOD and the returned products were placed in inventory. Belk, Inc. and The Bon Ton Stores, Inc. are now carrying the newly introduced “Middleton Playbabies” and “Middleton NOW” dolls. When comparing the year ended December 31, 2007 to December 31, 2006, Newborn Nursery® sales of dolls and accessories declined approximately $0.66 million. To offset the decline in sales outlets, management has encouraged dealers to open “mini-nurseries” and in July of 2007, the FAO Schwarz New York store expanded the size of its nursery. During 2006, sales of the original line of play dolls were discontinued which accounted for $0.19 million of the sales decline. Offsetting that decline, sales of the “Playbabies” line and the newly introduced “Middleton NOW” line increased $1.25 million when comparing 2007 to 2006. Retail sales decreased $0.30 million when comparing the two periods, partly due to the closing of a retail outlet at the end of 2006. The increase in net sales at LPI was primarily due to the introduction of new clock styles and home décor products resulting in increased orders from two major customers.

        Primarily due to the increase in sales, cost of goods sold increased 5% to $9.33 million for the year ended December 31, 2007, compared to $8.92 million for the year ended December 31, 2006. Total gross profit margin remained the same for both years at 26%. LMOD’s gross profit margin increased to 29% from 27%. During 2006, in order to reduce old inventory levels, LMOD offered special incentive ordering packages for ASC dolls and for play dolls which had been discontinued, resulting in a lower gross profit margin in 2006. LPI’s gross profit margin decreased to 23% from 25% due to price concessions on certain product lines and due to the sale of some older inventory items.

        Total operating expenses of the consumer products business segment for the year ended December 31, 2007, were $5.48 million compared to $6.70 million for the year ended December 31, 2006, an 18% decrease. When comparing the year ended December 31, 2007 to 2006, sales and marketing expense decreased $0.82 million with all of the reduction at LMOD. Salary expense and related employee benefit expenses decreased due to workforce reductions. Expenses related to Newborn Nursery® boutiques and shared advertising expense also decreased when comparing the two periods. Additionally, fees paid for royalties decreased when comparing 2007 to 2006 since LMOD is no longer required to pay a guaranteed minimum annual royalty amount due to the contract expiration of a doll designer. New product development costs decreased $0.28 million when comparing the year ended December 31, 2007 to the year ended December 31, 2006, with all of the reduction at LMOD. The reduced expenses were primarily due to reductions in salary expense and related employee benefit expenses due to workforce reductions. Expenses for artist design costs and costs related to travel decreased due to the designer contract expiration. General and administrative expenses increased $0.39 million when comparing the two years. At LMOD, general and administrative expenses decreased $0.35 million when comparing the two periods primarily due to reductions in expenses related to depreciation and leased office space. On May 1, 2006, LMOD relocated its corporate headquarters to a smaller leased office space in order to reduce operating expenses. At LPI, general and administrative expenses increased $0.03 million primarily due to the settlement of a judgment in the amount of $75,000 which was related to a product dispute. The remaining net increase of $0.71 million in general and administrative expense is attributable to ongoing expenses which were formerly absorbed by the financial services business segment. These expenses primarily include directors fees, salaries, accounting and legal fees for the Company. On August 1, 2007, LPI sold the commercial building in which the Company was headquartered resulting in a gain of approximately $600,000. During the year ended December 31, 2006, LMOD expensed approximately $506,000 of goodwill.

        Other income for the year ended December 31, 2007, totaled $161,113 compared to $160,163 for the year ended December 31, 2006. Other income is composed primarily of interest income on cash holdings and rental income from a tenant in the commercial building which was sold by LPI in 2007. During the third quarter of 2007, LMOD recorded interest expense of $5,876 related to the line of credit. (See Note 11 in the Notes to Consolidated Financial Statements in this Annual Report of Form 10-KSB.)

        For the years ended December 31, 2007 and December 31, 2006, no income tax expense (benefit) was recognized due to changes in the deferred income tax valuation allowance. Management determined in 2004, based on the level of the continuing losses of the consumer products business segment, that it would provide a valuation allowance for the full amount of net operating loss carryforwards and other net deferred income tax assets, due to uncertainties of realization in the near term. If the consumer products business segment becomes profitable, the existing net operating loss carryforwards should be available to be utilized against future taxable income. In assessing the recoverability of deferred income tax assets, including net operating loss carryforwards, management considers whether it is more likely than not, in the foreseeable future, that some portion or all of the deferred income tax assets will not be realized. The realization of deferred income tax assets in this instance is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards would be available to offset the taxable income. The loss carryforwards expire at various dates through 2027. At December 31, 2007 no income tax expense was recorded and there were unused net operating loss carryforwards of approximately $14.0 million to be used to offset against future federal taxable income.

Financial Services

        The financial services business segment’s net income decreased from $1.66 million to $74,579 when comparing the year ended December 31, 2007 to the year ended December 31, 2006.

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

        As a result of the sale of the assets, both interest income from loans and rental income decreased when comparing the year ended December 31, 2007 to the year ended December 31, 2006. Interest income of $1,297 was recorded in 2007 from two loans which were paid off in 2007. Rental income of $107,020 was recorded in 2007 from the remaining leased property. The former tenant’s lease payments ended on July 15, 2007, and the property is presently only partially leased on a month-to-month basis. Other income is composed of interest income on cash holdings, interest from the former building tenant and miscellaneous receipts. Expenses in 2007 primarily consisted of depreciation on the commercial building during the period in which it was leased, and expenses related to the commercial building after the lease period ended for real estate taxes, utilities and maintenance.

        During the year ended December 31, 2006, the financial services business segment paid in full the outstanding balances on the line of credit and the term note. The prepayment of the term note required a prepayment penalty of $289,034 in the first quarter of 2006. (See Note 12 in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-KSB.) During the third quarter of 2006, a provision for impairment of leased properties of $98,812 was recorded on a vacant leased property which was sold in the fourth quarter of 2006. Also in the third quarter of 2006, a loan loss provision of $250,000 was recorded against the two loans which were in foreclosure. Operating expenses of $0.69 million were reported by the financial services business segment in 2006. Operating expenses of $0.71 million for the year ended December 31, 2007, are now reflected in the general and administrative expenses of the consumer products business segment. These expenses primarily include directors fees, salaries, accounting and legal fees for the Company.

Corporate

        In August, 2007, the Company commenced a tender offer to redeem up to 300,000 shares of preferred stock at a price of $14.00 per share. Shareholders tendered 38,827 shares of preferred stock which the Company redeemed in September 2007. Shareholders who tendered their preferred stock in this offering did not receive a dividend payment for the quarter ended September 30, 2007.

        The following table provides detail regarding the interest income related to shares of preferred stock which were redeemed in 2007.

12/31/2007
Payment for the redemption of 38,827 shares of preferred stock	$(543,578)
Carrying value of shares at redemption date ($25 per share)	970,675
Accrued third quarter dividends on shares redeemed	11,583
Expenses incurred in connection with redemption	(68,641)

Gain on redemption of preferred stock	$370,039

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

        The following table provides detail regarding the interest income related to shares of preferred stock which were redeemed in 2006.

12/31/2006
Payment for the redemption of 259,574 shares of preferred stock	$(4,218,077)
Carrying value of shares at redemption date ($25 per share)	6,489,350
Accrued fourth quarter dividends on shares redeemed	75,878
Expenses incurred in connection with redemption	(79,048)

Gain on redemption of preferred stock	$2,268,103

Consolidated Balance Sheets at December 31, 2007 and 2006

Consumer Products

        Total assets of the consumer products business segment were $11.92 million as of December 31, 2007, and $12.83 million as of December 31, 2006, a 7% decrease. Cash increased to $2.17 million at December 31, 2007, from $0.96 million at December 31, 2006 primarily due to LPI’s sale of the headquarters building located in Hartland, Wisconsin. From August 1, 2007 to December 31, 2007, the Company rented space in the Hartland building and on January 1, 2008, the Parent and LPI relocated to rented space in Waukesha, Wisconsin.

        Accounts receivable, net of the allowance for doubtful accounts, remained the same at $2.20 million for the year ended December 31, 2007 and December 31, 2006. LPI’s trade receivables decreased $0.21 million and LMOD’s trade receivables increased $0.21 million. At December 31, 2007, LPI did not have any past-due accounts and LMOD had past-due accounts totaling approximately $53,427.

        Inventory and prepaid inventory, net of the allowance for obsolescence, increased to $5.58 million at December 31, 2007, compared to $4.19 million at December 31, 2006. LMOD’s inventory level increased $0.86 million to $3.32 million, and LPI’s inventory increased $0.53 million to $2.26 million. The increase in the inventory level at LMOD was due to new product introductions and the increase in the inventory level at LPI was due to orders that were shipped in the first quarter of 2008. Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

        Property and equipment, net of accumulated depreciation, decreased by $3.53 million to $1.86 million as of December 31, 2007, compared to $5.39 million at December 31, 2006. On August 1, 2007, LPI sold the commercial building in which the Company was headquartered resulting in a net decrease of $3.41 million to property and equipment. Property and equipment purchases in 2007 totaled $0.35 million and depreciation expense in 2007 totaled $0.47 million. The net carrying value of LPI’s remaining property and equipment is $0.07 million and the net carrying value of LMOD’s property and equipment is $1.79 million. The retail and warehouse space in Belpre, Ohio, owned by LMOD, with a carrying cost of $1.15 million, is the primary component of LMOD’s property and equipment.

        Other prepaid expenses increased $0.02 million to $0.11 million at December 31, 2007, from $0.09 million at December 31, 2006. Other liabilities decreased $0.41 million to $1.01 million at December 31, 2007, from $1.42 million at December 31, 2006, primarily due to decreases in accounts payable and accrued royalties. LMOD’s liabilities decreased $0.50 million to $0.34 million and LPI’s liabilities increased $0.09 to $0.67 million.

Financial Services

        Total assets of the financial services business segment were $1.69 million as of December 31, 2007 and $3.52 million as of December 31, 2006. Cash decreased to $126,178 at December 31, 2007 from $1.74 million at December 31, 2006, primarily due to the payment of preferred stock dividends and to the redemption of 38,827 shares of preferred stock in 2007.

        All interest receivable was collected as of June 30, 2007. The tenant advance was paid off in July of 2007.

        At December 31, 2007, the financial services business segment’s loan portfolio consisted of three loans totaling $209,563, one of which is in foreclosure proceedings. During the year ended December 31, 2006, management established a loan loss allowance of $250,000 against the non-accrual loans. One loan totaling $186,187, which was in foreclosure proceedings, was charged off against the loan loss reserve in the second quarter of 2007. No interest income was accrued or received on these non-accrual loans during the year ended December 31, 2007.

        The financial services business segment owned one commercial property located in Oconomowoc, Wisconsin, at December 31, 2007. The former tenant’s lease payments ended on July 15, 2007, and the property is presently only partially leased on a month-to-month basis. At the present time, the building is listed for sale for $2.0 million. The carrying cost of the commercial property at December 31, 2007, was $1.39 million and depreciation expense of $21,276 was recorded during the year ended December 31, 2007.

        Other assets, totaling $27,062 at December 31, 2007, consisted primarily of prepaid insurance. Accrued liabilities, totaling $167,740 at December 31, 2007, consisted primarily of items related to the commercial property.

Corporate

        The Company is required to redeem $9.39 million of preferred stock by July 1, 2008, to the extent the Company has legally available funds for the redemption and it is otherwise permitted under Wisconsin law. In accordance with Section 180.0640 of the Wisconsin Business Corporation Law, the Company may not redeem shares of preferred stock if, after giving effect to the redemption, either of the following would occur: (1) the Company would not be able to pay its debts as they become due in the usual course of business; or (2) the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the redemption, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those of the holders of the preferred stock.

        The Company will only have sufficient funds to redeem the preferred stock and to continue to pay dividends on the preferred stock if the consumer products business segment can generate sufficient earnings (the consumer products business segment has realized losses from operations for the last five years) and/or is able to raise funds from other sources. If the preferred stock is not redeemed on July 1, 2008, then the Company is obligated to redeem the preferred stock as soon as it has legally available funds for the redemption, and dividends continue to accrue and be payable following the failure to redeem at the interest rate applicable prior to July 1, 2008 (5.37%). The holders of preferred stock have the right to elect a majority of the Board of Directors if at any time accumulated dividends equal to at least two full years’ dividends are due and unpaid. Management believes based on its review of the documents and discussions with lenders, that failure to redeem the preferred stock on July 1, 2008, will not be an event of default under the loan agreements that the Company entered into during 2007. Nonetheless, if the Company is unable to redeem the preferred stock, the Company’s business, financial condition and results of operations could be materially affected.

        In August, 2007, the Company commenced a tender offer to redeem up to 300,000 shares of preferred stock at a price of $14.00 per share. Shareholders tendered 38,827 shares of preferred stock which the Company redeemed in September 2007. Shareholders who tendered their preferred stock in this offering did not receive a dividend payment for the quarter ended September 30, 2007.

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

        Mandatorily redeemable preferred stock consisted of the following as of December 31, 2007 and 2006:

	12/31/2007	12/31/2006
Redeemable Preferred stock, 1 cent par value,	$9,394,750	$10,365,425
$25 carrying value, 3,000,000 shares authorized,
690,000 shares issued, 375,790 and 414,617 shares
outstanding and 314,210 and 275,383 shares
redeemed as of December 31, 2007 and 2006,
respectively

Liquidity and Capital Resources

        The consumer products business segment has incurred net losses and negative cash flows from operating activities over the past five years and the Company has an accumulated deficit of $7.15 million at December 31, 2007. The Company anticipates generating losses for the next twelve months. The Company’s financial condition may also make it more difficult for the Company to market its products to new and existing customers. Based on the Company’s financial performance and its current financial condition, the Company’s audit report contains an explanatory paragraph for going concern uncertainty, pursuant to which the Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern.

        The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and to ultimately attain profitability. At December 31, 2007, the Company had cash of $2.30 million and $1.65 million of available credit (See Note 11 in the Notes to Consolidated Financial Statements in this Annual Report of Form 10-KSB). Management anticipates, based on current projections and absent any adverse factors outside the control of the Company, that the cash that will be generated from additional asset sales and existing operations together with existing cash balances and other potential sources of financing, should be sufficient to provide the necessary cash to meet operating and working capital requirements through December 31, 2008. The Company does not have any outstanding capital commitments in 2008. However, the Company anticipates that it will not have sufficient funds to redeem its preferred stock by July 1, 2008. The Company is actively pursuing various alternatives to address all of its financial obligations, including the redemption of preferred stock, which could include a financing transaction, a disposition of assets, a recapitalization of the Company, or a strategic business combination. However, there can be no assurance that the Company will be able to generate enough revenue and/or effect a transaction to address its financial obligations.

        The Company is required to redeem $9.39 million of preferred stock by July 1, 2008, to the extent the Company has legally available funds for the redemption and it is otherwise permitted under Wisconsin law. In accordance with Section 180.0640 of the Wisconsin Business Corporation Law, the Company may not redeem shares of preferred stock if, after giving effect to the redemption, either of the following would occur: (1) the Company would not be able to pay its debts as they become due in the usual course of business; or (2) the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the redemption, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those of the holders of the preferred stock.

        The Company will only have sufficient funds to redeem the preferred stock and to continue to pay dividends on the preferred stock if the consumer products business segment can generate sufficient earnings (the consumer products business segment has realized losses from operations for the last five years) and/or is able to raise funds from other sources. If the preferred stock is not redeemed by July 1, 2008, then the Company is obligated to redeem the preferred stock as soon as it has legally available funds for the redemption, and dividends continue to accrue and be payable following the failure to redeem at the interest rate applicable prior to July 1, 2008 (5.37%). The holders of preferred stock have the right to elect a majority of the Board of Directors if at any time accumulated dividends equal to at least two full years’ dividends are due and unpaid. Management believes based on its review of the documents and discussions with lenders, that failure to redeem the preferred stock on July 1, 2008, will not be an event of default under the loan agreements that the Company entered into during 2007. Nonetheless, if the Company is unable to redeem the preferred stock, the Company’s business, financial condition and results of operations could be materially affected.

Off Balance Sheet Arrangements

        There were no undisbursed construction or loan commitments at December 31, 2007.

        As of November 12, 2003, the Parent extended a guarantee to a supplier of LMOD in which the Parent has agreed to unconditionally guarantee all obligations of LMOD to the supplier. It is anticipated that the maximum amount of the guarantee will not exceed $0.60 million, however, the amount of the guarantee is unlimited and the amount of the obligation could increase in the future. As of December 31, 2007, the supplier did not have any outstanding balance with LMOD.

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

        In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 were adopted by the Company on January 1, 2007. See Note 18 in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-KSB for further disclosure.

Establishing Standards on Measuring Fair Value

        In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. The statement establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. The Company will be required to adopt this statement beginning in 2008. Management believes the adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting for Defined Benefit Pension and Other Postretirement Plans

        In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS No. 158 amends SFAS No. 87, 88, 106 and 132(R). SFAS No. 158 requires employers to recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status. Secondly, it requires employers to measure the plans assets and obligations that determine its funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur with the changes reported in comprehensive income. The provisions of SFAS No. 158 were adopted by the Company on January 1, 2007. Since the Company does not have any defined benefit plan or other postretirement plans, SFAS No. 158 did not have an impact on the Company’s consolidated financial statements.

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

Noncontrolling Interests

        In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51, (“SFAS No. 160”). This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also required expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. The Company is required to adopt SFAS No. 160 on January 1, 2009. Management of the Company is currently evaluating the potential impact of SFAS No. 160 on the Company’s consolidated financial statements.

Derivative Instruments and Hedging Activities

        In March, 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (“SFAS No. 161”). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. Management of the Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Item 7.	Financial Statements

The Middleton Doll Company

Consolidated Financial Statements

Contents

Report of Virchow, Krause & Company, LLP, Independent Registered Public Accounting Firm	24
Consolidated Balance Sheets as of December 31, 2007 and 2006	25
Consolidated Statements of Operations
For the years ended December 31, 2007 and 2006	27
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2007 and 2006	29
Consolidated Statements of Cash Flows
For the years ended December 31, 2007 and 2006	30
Notes to Consolidated Financial Statements	32

Financial Statement Schedules

Schedule I	Condensed Financial Information of Registrant	55
Schedule II	Valuation and Qualifying Accounts	55
Schedule IV	Mortgage Loans on Real Estate	56

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
The Middleton Doll Company

We have audited the accompanying consolidated balance sheets of The Middleton Doll Company and subsidiaries (the “Company”), as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. We have also audited the financial statement schedules listed in Item 7. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Middleton Doll Company and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules listed in Item 7, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company has suffered recurring losses from operations and operating cash outflows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Virchow, Krause & Company, LLP

Milwaukee, Wisconsin
March 26, 2008

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

ASSETS

	2007	2006
CONSUMER PRODUCTS
Current Assets:
Cash and cash equivalents	$2,170,068	$961,527
Accounts receivable, net	2,200,589	2,203,751
Inventory, net	4,836,252	3,722,700
Prepaid inventory	742,441	466,699
Other prepaid expenses	114,630	87,448

Total current assets	10,063,980	7,442,125
Property and equipment, net	1,855,989	5,392,659

Total Consumer Products Assets	11,919,969	12,834,784

FINANCIAL SERVICES
Cash and cash equivalents	126,178	1,738,561
Interest receivable	--	423
Tenant advance	--	137,293
Loans held for investment, net	145,750	213,575
Leased property, net, listed for sale or under
contract to be sold	1,392,512	1,413,788
Other assets	27,062	20,610

Total Financial Services Assets	1,691,502	3,524,250

TOTAL ASSETS	$13,611,471	$16,359,034

See accompanying Notes to Consolidated Financial Statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2007	2006
LIABILITIES
CONSUMER PRODUCTS
Accounts payable	$725,281	$996,846
Accrued royalties	5,777	90,433
Accrued real estate and personal property taxes	53,000	83,203
Accrued salaries	69,644	90,492
Accrued vendor rebates	70,392	56,667
Accrued liabilities	85,993	99,965

Total Current Liabilities	1,010,087	1,417,606

FINANCIAL SERVICES
Accrued liabilities	167,740	56,333

PREFERRED SHARES SUBJECT TO MANDATORY
REDEMPTION ON JULY 1, 2008	9,394,750	10,365,425
Total Company Liabilities	10,572,577	11,839,364

SHAREHOLDERS’ EQUITY
Common stock, $0.0667 cents par value,
15,000,000 shares authorized, 4,476,599 shares issued,
3,802,589 shares outstanding at December 31, 2007 and
3,727,589 shares outstanding at December 31, 2006	293,441	293,441
Additional paid-in capital	16,622,671	16,607,688
Accumulated deficit	(7,151,296)	(5,655,537)
Treasury stock, 674,010 shares, at December 31, 2007
and 2006, at cost	(6,725,922)	(6,725,922)

	3,038,894	4,519,670

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$13,611,471	$16,359,034

See accompanying Notes to Consolidated Financial Statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007 and 2006

	2007	2006
CONSUMER PRODUCTS
NET SALES	$12,658,183	$12,044,872
COST OF GOODS SOLD	9,332,580	8,917,258

Gross Profit	3,325,603	3,127,614

OPERATING EXPENSES
Sales and marketing	1,383,960	2,202,305
New product development	734,843	1,014,943
General and administrative	3,362,811	2,975,745
Impairment of goodwill	--	506,145

Total Operating Expenses	5,481,614	6,699,138

Gain on sale of property	(596,665)	--

Net operating loss	(1,559,346)	(3,571,524)

OTHER INCOME (EXPENSE)
Interest expense	(5,876)	--
Other income, net	166,989	160,163

Net other income	161,113	160,163
CONSUMER PRODUCTS LOSS
BEFORE INCOME TAXES	$(1,398,233)	$(3,411,361)

FINANCIAL SERVICES
REVENUES
Interest on loans	$1,297	$323,992
Rental income	107,020	770,530
Gain on sale of leased properties	--	2,235,207
Other income	16,279	117,001

Total Revenues	124,596	3,446,730

EXPENSES
Interest expense	--	321,388
Depreciation expense	21,276	138,714
Management fee expense	--	62,639
Compensation expense	--	236,039
Provision for impairment of leased property	--	98,812
Provision for losses on loans	--	250,000
Loss on early extinguishment of indebtedness	--	289,034
Other operating expenses	28,741	389,074

Total Expenses	50,017	1,785,700

FINANCIAL SERVICES INCOME
BEFORE INCOME TAXES	$74,579	$1,661,030

See accompanying Notes to Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
Years Ended December 31, 2007 and 2006

	2007	2006
TOTAL COMPANY
INCOME (LOSS) BEFORE TOTAL COMPANY
OTHER INCOME AND INCOME TAX EXPENSE
Consumer products	$(1,398,233)	$(3,411,361)
Financial services	74,579	1,661,030

Total Company	(1,323,654)	(1,750,331)
OTHER INCOME (EXPENSE)
Interest expense related to preferred stock	(542,144)	(893,860)
Gain on redemption of preferred stock,
net of accrued interest and expenses	370,039	2,268,103
INCOME TAX EXPENSE	--	--

NET LOSS	$(1,495,759)	$(376,088)

Basic loss per common share	$(0.40)	$(0.10)

Diluted loss per common share	$(0.40)	$(0.10)

Weighted average shares outstanding (basic)	3,783,274	3,727,589

Weighted average shares outstanding (diluted)	3,783,274	3,727,589

Dividend paid per preferred stock share	$1.3425	$1.3425

See accompanying Notes to Consolidated Financial Statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2007 and 2006

	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
BALANCES - December 31, 2005	$293,441	$16,604,744	$(5,279,449)	$(6,725,922)	$4,892,814
Net loss - 2006	--	--	(376,088)	--	(376,088)
Stock-based compensation	--	2,944	--	--	2,944

BALANCES - December 31, 2006	$293,441	$16,607,688	$(5,655,537)	$(6,725,922)	$4,519,670
Net loss - 2007	--	--	(1,495,759)	--	(1,495,759)
Stock-based compensation	--	14,983	--	--	14,983

BALANCES - December 31, 2007	$293,441	$16,622,671	$(7,151,296)	$(6,725,922)	$3,038,894

See accompanying Notes to Consolidated Financial Statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006

	2007	2006
CONSUMER PRODUCTS
CASH FLOWS FROM OPERATING ACTIVITIES
Segment net loss	$(1,398,233)	$(3,411,361)
Adjustments to reconcile segment net loss to
net cash flows from operating activities
Depreciation	472,485	716,110
Impairment of goodwill	--	506,145
Loss (gain) on sale of property and equipment	(611,140)	17,874
Stock based compensation expense	14,983	--
Provision for losses on accounts receivable	119,427	36,512
Provision for obsolete inventory	55,449	119,472
Net change in:
Accounts receivable	(116,265)	590,996
Inventory	(1,444,743)	656,197
Other assets	(39,702)	86,555
Accounts payable	(271,565)	6,833
Other liabilities	(135,954)	(299,884)

Net Cash Flows used in Operating Activities	(3,355,258)	(974,551)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(343,872)	(137,990)
Proceeds from sale of property and equipment	4,031,717	1,350

Net Cash Flows from (used in) Investing Activities	3,687,845	(136,640)

CASH FLOWS FROM FINANCING ACTIVITIES
Net intercompany transactions	875,954	1,988,901

Net Change in Cash and Cash Equivalents	1,208,541	877,710
CASH AND CASH EQUIVALENTS - BEGINNING
OF YEAR	961,527	83,817

CASH AND CASH EQUIVALENTS - END OF YEAR	$2,170,068	$961,527

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$5,876	$--

See accompanying Notes to Consolidated Financial Statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2007 and 2006

	2007	2006
FINANCIAL SERVICES
CASH FLOWS FROM OPERATING ACTIVITIES
Segment net income	$74,579	$1,661,030
Adjustments to reconcile segment net income to
net cash flows from operating activities
Depreciation	21,276	138,714
Provision for losses on loans	--	250,000
Provision for impairment of leased property	--	98,812
Gain on sale of leased properties	--	(2,235,207)
Gain on sale of furniture and fixtures	--	(34,633)
Stock-based compensation expense	--	2,944
Net change in:
Interest receivable	423	113,431
Tenant advance and other assets	130,841	116,693
Accrued liabilities	111,407	(874,348)

Net Cash Flows (used in) from Operating Activities	338,526	(762,564)

CASH FLOWS FROM INVESTING ACTIVITIES
Net loan repayments received	67,825	3,584,338
Proceeds from sale of leased properties	--	14,001,829
Proceeds from sale of loans	--	19,741,708
Purchase or improvements to leased property	--	(5,477)
Proceeds from sale of furniture and fixtures	--	34,633

Net Cash Flows from Investing Activities	67,825	37,357,031

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in lines of credit	--	(22,820,000)
Repayment of SWIB notes	--	(5,000,000)
Repayment of loan participations with repurchase options	--	(135,254)
Net intercompany transactions	(875,954)	(1,988,901)

Net Cash Flows used in Financing Activities	(875,954)	(29,944,155)

Net Cash Flows from Financial Services	(469,603)	6,650,312
Payment for redemption of preferred stock, including expenses	(612,219)	(4,297,125)
Interest paid related to preferred stock	(530,561)	(817,982)

Net Cash Flows used in Preferred Stock payments	(1,142,780)	(5,115,107)

Net Change in Cash and Cash Equivalents	(1,612,383)	1,535,205
CASH AND CASH EQUIVALENTS - BEGINNING
OF YEAR	1,738,561	203,356

CASH AND CASH EQUIVALENTS - END OF YEAR	$126,178	$1,738,561

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$530,561	$1,139,370
Cash paid for income taxes	$--	$546,917
NONCASH INVESTING AND FINANCING ACTIVITIES
Loans held for investment transferred to loans held for sale	$--	$4,007,671

See accompanying Notes to Consolidated Financial Statements.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

Nature of Business

The Company presently consists of two business segments; the consumer products business segment and the financial services business segment. The Company’s segments conducted substantially all of their business in the United States of America.

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

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of allowances for loan losses, doubtful accounts and the valuation of inventories and deferred income tax assets.

Segment Information

As discussed previously, the Company has two reportable segments: consumer products (which includes a portion of LMOD and LPI) and financial services (which includes the Parent and a portion of LMOD (formerly known as BMSBLC)). Segment information required to be disclosed is included in the accompanying consolidated financial statements. Intersegment charges are reflected gross between segments in the consolidated statements of cash flows.

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
December 31, 2007 and 2006

NOTE 1 – Summary of Significant Accounting Policies (continued)

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal, net of allowance for losses. Interest income is accrued on the unpaid principal balance. The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower’s ability to meet payment of interest or principal when they become due. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured. At December 31, 2007, no interest income was accrued or received on the loans held for investment.

Allowance for Loan Losses

A loan is considered on non-accrual status when, based on current information and events, it is probable that the lender will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining non-accrual status include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Non-accrual status is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Management reviews the value of the collateral on each loan to determine if an allowance for loan loss is necessary. During the year ended December 31, 2007, $186,187 was charged off against the loan loss reserve. During the year ended December 31, 2006, management established a loan loss allowance of $250,000. Management makes certain assumptions when establishing the allowance for loan loss. The assumptions made include that the borrower is able to find a finance company that is willing to refinance certain real estate and that the equity in this certain real estate is sufficient enough to repay the amount owed to the Company.

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $181,333 and $175,248 at December 31, 2007 and December 31, 2006, respectively. Accounts receivable are considered past-due when the amount due is ninety days past the terms of the invoice. At December 31, 2007, LPI did not have any past-due accounts and LMOD had past-due accounts totaling approximately $53,427. The Company writes off accounts receivable when all collection efforts are exhausted.

Inventory

Inventories of LMOD and LPI are valued at lower of cost or market using the first-in, first-out (FIFO) method. Allowances are provided for obsolete and excess inventory. Inventories are presented net of an allowance for obsolete and excess inventory of $480,862 and $482,847 at December 31, 2007 and December 31, 2006, respectively.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 1 – Summary of Significant Accounting Policies (continued)

Leased Property, Listed for Sale or Under Contract to be Sold

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

Property and Equipment

Property and equipment primarily represent property and equipment of LMOD and LPI. Property and equipment are stated at cost and depreciated using straight-line methods for financial statement purposes and accelerated methods for income tax purposes. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are added to the property and equipment accounts.

Impairment of Long-Lived Assets and Goodwill

The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates the recoverability of leased properties, property and equipment and goodwill annually or more frequently if events or circumstances indicate that an asset might be impaired. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Management determines fair value using discounted future cash flow analysis or other accepted valuation techniques. During the third quarter of 2006, an impairment provision of $98,812 was recorded on a vacant leased property which was sold in the fourth quarter of 2006. During the fourth quarter of 2006, management concluded that the remaining amount of goodwill was impaired and $506,145 was charged to operations in 2006. The Company’s continuing losses are a triggering event which requires management to review assets for impairment. LMOD reviewed their assets for impairment including their facility in Belpre, Ohio, and their commercial property in Oconomowoc, Wisconsin. Management obtained appraisals and/or offers for these facilities in order to estimate their market value. The information indicated that the market value approximated book value with insignificant differences. Therefore, management concluded that the assets were not impaired.

Revenue Recognition

Revenue is recognized when legal title passes to the purchaser, which is primarily upon shipment of product or upon sale of real estate. Rental income is accrued on a monthly basis, if rent payments are expected to be made, based on lease agreements.

Product Development Costs

The costs of product development and product improvement are charged to expense as they are incurred. Research, development and product improvement costs are reported as a separate component of operating expenses and totaled $734,843, and $1,014,943 for the years ended December 31, 2007 and 2006, respectively.

Stock Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, Accounting for Stock-Based Compensation (“SFAS No. 123R”). SFAS No. 123R requires all share-based payment to employees, including grants of employee stock options, to be recognized as expense in the statement based on their fair values. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. The amount of compensation is measured at the fair value of the options when granted and this cost is expensed over the required service period, which is normally the vesting period of the options. SFAS No. 123R applies to awards granted or modified after January 1, 2006, or any unvested awards outstanding at December 31, 2005.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 1 – Summary of Significant Accounting Policies (continued)

Income Taxes

For the year ending December 31, 2007, the Company (consisting of the Parent, LMOD and LPI) operated as a C Corporation under the Internal Revenue Code of 1986, as amended (the “Code”). The Company intends to file a consolidated federal income tax return for the year ended December 31, 2007, and filed a consolidated federal income tax return for the year ended December 31, 2006.

Prior to January 1, 2006, the Parent and its subsidiary, BMSBLC, qualified as a real estate investment trust (“REIT”) under the Code. Accordingly, the REIT was not subject to income tax on taxable income that was distributed to common shareholders. However, the REIT was allowed to retain capital gains from the sale of real estate and pay income taxes on that gain. In January, 2006, the REIT paid $546,917 in income taxes from the sale of real estate during 2005. As of January 1, 2006, BMSBLC merged with and into LMOD and no longer qualifies as a REIT.

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to different methods used for depreciation for income tax purposes, deferred revenue, net operating losses, capitalization requirements of the Code, allowances for doubtful accounts and obsolete inventory, and other carryforwards. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Shipping and Handling Costs

Shipping and handling fees charged to customers have been included in net sales. Shipping and handling costs incurred by the Company have been included in cost of goods sold.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $381,289 and $466,425 for the years ended December 31, 2007 and December 31, 2006, respectively.

Earnings Per Common Share

Earnings (loss) per common share are computed based upon the weighted average number of common shares outstanding during each year. In the computation of diluted earnings per common share, all dilutive stock options are assumed to be exercised at the beginning of each year and the proceeds are used to purchase shares of the Company’s common stock at the average market price during the year. At December 31, 2007, all dilutive securities are excluded because their effect is anti-dilutive due to the net loss.

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
December 31, 2007 and 2006

NOTE 1 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 were adopted by the Company on January 1, 2007. See Note 18 for further disclosure.

Establishing Standards on Measuring Fair Value

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. The statement establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. The Company will be required to adopt this statement beginning in 2008. Management believes the adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS No. 158 amends SFAS No. 87, 88, 106 and 132(R). SFAS No. 158 requires employers to recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status. Secondly, it requires employers to measure the plans assets and obligations that determine its funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur with the changes reported in comprehensive income. The provisions of SFAS No. 158 were adopted by the Company on January 1, 2007. Since the Company does not have any defined benefit plan or other postretirement plans, SFAS No. 158 did not have an impact on the Company’s consolidated financial statements.

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
December 31, 2007 and 2006

NOTE 1 – Summary of Significant Accounting Policies (continued)

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

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51, (“SFAS No. 160”). This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also required expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. The Company is required to adopt SFAS No. 160 on January 1, 2009. Management of the Company is currently evaluating the potential impact of SFAS No. 160 on the Company’s consolidated financial statements.

Derivative Instruments and Hedging Activities

In March, 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (“SFAS No. 161”). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. Management of the Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Reclassifications

Certain 2006 amounts have been reclassified to conform with the 2007 presentation. The reclassifications have no effect on reported amounts of net (loss) income or equity.

NOTE 2 – Going Concern; Liquidity and Capital Resources

As noted above, the consumer products business segment has incurred net losses and negative cash flows from operating activities over the past five years and the Company has an accumulated deficit of $7.15 million at December 31, 2007. The Company anticipates generating losses for the next twelve months. The Company’s financial condition may also make it more difficult for the Company to market its products to new and existing customers. Based on the Company’s financial performance and its current financial condition, the Company’s audit report contains an explanatory paragraph for going concern uncertainty, pursuant to which the Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 2 – Going Concern; Liquidity and Capital Resources (continued)

The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. Management anticipates, based on current projections and absent any adverse factors outside the control of the Company, that the cash that will be generated from additional asset sales and existing operations together with existing cash balances and other potential sources of financing, such as the loan agreements that the Company entered into during 2007 providing for $1.75 million of funding (See Note 11), may be sufficient to provide the necessary cash to meet operating and working capital requirements through December 31, 2008. However, the Company anticipates that it will not have sufficient funds to redeem its preferred stock by July 1, 2008. The Company is actively pursuing various alternatives to address all of its financial obligations, including the redemption of preferred stock, which could include a financing transaction, a disposition of assets, a recapitalization of the Company, or a strategic business combination. However, there can be no assurance that the Company will be able to generate enough revenue and/or effect a transaction to address its financial obligations.

The Company is required to redeem $9.39 million of preferred stock by July 1, 2008, to the extent the Company has legally available funds for the redemption and it is otherwise permitted under Wisconsin law. In accordance with Section 180.0640 of the Wisconsin Business Corporation Law, the Company may not redeem shares of preferred stock if, after giving effect to the redemption, either of the following would occur: (1) the Company would not be able to pay its debts as they become due in the usual course of business; or (2) the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the redemption, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those of the holders of the preferred stock.

The Company will only have sufficient funds to redeem the preferred stock and to continue to pay dividends on the preferred stock if the consumer products business segment can generate sufficient earnings (the consumer products business segment has realized losses from operations for the last five years) and/or is able to raise funds from other sources. If the preferred stock is not redeemed by July 1, 2008, then the Company is obligated to redeem the preferred stock as soon as it has legally available funds for the redemption, and dividends continue to accrue and be payable following the failure to redeem at the interest rate applicable prior to July 1, 2008 (5.37%). The holders of preferred stock have the right to elect a majority of the Board of Directors if at any time accumulated dividends equal to at least two full years’ dividends are due and unpaid. Management believes based on its review of the documents and discussions with lenders, that failure to redeem the preferred stock on July 1, 2008, will not be an event of default under the loan agreements that the Company entered into during 2007. Nonetheless, if the Company is unable to redeem the preferred stock, the Company’s business, financial condition and results of operations could be materially affected.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed, the Company has suffered recurring losses from operations and operating cash outflows that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 3 – Related Party Transactions

Pursuant to a Loan and Real Estate Services Agreement (the “Loan Services Agreement”), which was terminated effective June 30, 2006, InvestorsBank (the “Bank”) administered the loan and real estate portfolios of the Company from January 1, 2006 to June 30, 2006. Certain officers or directors of the Bank were former officers or directors of the Company. The Bank received a monthly fee equal to (a) 1/12 of 0.25% multiplied by the total outstanding principal balance of loans under management, (b) 1/12 of 0.25% multiplied by the total cost of all of the properties originally acquired by BMSBLC from Bando McGlocklin Real Estate Investment Corporation (the “Bando Investment Properties”) and (c) 6% of the rents from the real estate portfolio other than the Bando Investment Properties. For the year ended December 31, 2006, management fees totaled $45,139. In addition, Ms. Hauke, Chief Financial Officer of the Bank, was required to provide between January 1, 2006, and June 30, 2006, a maximum of 140 hours of accounting services under the Loan Services Agreement for an aggregate fee of $17,500. Also under the Loan Services Agreement, LMOD paid the Bank a fee of $19,554 for rent, real estate taxes, and building related and overhead expenses, which is included in other operating expenses during the year ended December 31, 2006. No additional fees were paid under the Loan Services Agreement. During the year ended December 31, 2006, the Bank paid the Company $34,633 for fully depreciated financial services furniture and fixtures which the Bank retained at the termination of the Loan Services Agreement. The purchase price of the furniture and fixtures was determined based on an estimate of fair value provided by a third party. (Also See Note 5.)

NOTE 4 – Concentrations

The consumer products business segment’s customers are not concentrated in any specific geographic region. For the year ended December 31, 2007, the consumer products business segment had two customers that accounted for $5.05 million or 40%, of the segment’s net sales. At December 31, 2007, these customers accounted for 22% of the consumer products business segment’s outstanding accounts receivable. For the year ended December 31, 2006, one customer accounted for $2.39 million or 20%, of the segment’s net sales. At December 31, 2006, this customer accounted for 12% of the consumer products business segment’s outstanding accounts receivable. The Company establishes an allowance for doubtful accounts based upon the factors surrounding the credit risk of specific customers, historical trends and other information. The Company routinely assesses the financial strength of its customers, and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

The consumer products business segment imports substantially all finished goods inventory from two suppliers in China.

Approximately 29% of LMOD’s labor force is subject to a collective bargaining agreement which has an expiration date of April 30, 2009.

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
December 31, 2007 and 2006

NOTE 5 – Loans Held for Investment and Loans Held for Sale (continued)

At December 31, 2007, LMOD’s gross loan portfolio consisted of three loans totaling $209,563, one in the amount of $41,775, which is in foreclosure proceedings. During the year ended December 31, 2006, management established a loan loss allowance of $250,000 against the non-accrual loans. One loan totaling $186,187, which was in foreclosure proceedings, was charged off against the loan loss reserve in the second quarter of 2007, leaving $63,813 in the loan loss reserve. No interest income was accrued or received on these non-accrual loans during the years ended December 31, 2007 and 2006. Management believes that the collateral for these loans is sufficient to repay the $145,750 in outstanding loan balances, although this assessment is subjective and subject to significant judgement.

NOTE 6 – Loans Sold with Repurchase Options

The Company did not sell any loans with repurchase options to third parties during the years ended December 31, 2007 and 2006. As of December 31, 2005, the balance of loan participations sold with repurchase options was $135,254. These loan participations were repurchased in the first quarter of 2006.

NOTE 7 – Inventory

Inventory consisted of the following at December 31:

	2007	2006
Raw materials	$200,093	$296,397
Finished goods	5,117,021	3,909,150

	5,317,114	4,205,547
Allowance for obsolete and excess inventory	(480,862)	(482,847)

	$4,836,252	$3,722,700

NOTE 8 – Leased Properties

At December 31, 2007 and 2006, LMOD’s real estate portfolio consisted of one commercial property located in Oconomowoc, Wisconsin. The carrying cost of the property is summarized in the following table.

Leased Properties, Listed for Sale or Under Contract to be Sold

	2007	2006
Land	$107,800	$107,800
Buildings	1,571,178	1,571,178

Total	1,678,978	1,678,978
Less: accumulated depreciation	(286,466)	(265,190)

Net	$1,392,512	$1,413,788

Depreciation expense on leased properties was $21,276, and $138,714 for the years ended December 31, 2007 and December 31, 2006, respectively.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 8 – Leased Properties (continued)

At the present time, the Oconomowoc building is listed for sale for $2.0 million. The property was fully leased until July 15, 2007. A portion of the building’s warehouse space is presently leased to a new tenant under a month-to-month lease for $1,100 per month.

NOTE 9 – Property and Equipment

The major categories of property and equipment at December 31 are summarized as follows:

	Useful Lives	2007	2006
Consumer Products:
Land	N/A	$173,590	$697,890
Buildings	40 yrs.	1,828,553	5,237,164
Machinery and equipment	3-5 yrs.	1,335,733	1,363,203
Furniture and fixtures	7 yrs.	2,075,343	1,947,722

Total		5,413,219	9,245,979
Less: accumulated depreciation		(3,557,230)	(3,853,320)

Net		$1,855,989	$5,392,659

Depreciation expense for the consumer products business segment was $472,485 and $716,110 for the years ended December 31, 2007 and December 31, 2006, respectively. In the year ended December 31, 2006, InvestorsBank paid the Company $34,633 for fully depreciated financial services furniture and fixtures which the Bank retained at the termination of the Loan Services Agreement.

On August 1, 2007, LPI sold the commercial building in Hartland, Wisconsin, in which the Company was headquartered resulting in net proceeds of $4.02 million and a gain of approximately $600,000. From August 1, 2007 to December 31, 2007, the Company rented space in the Hartland building. As of January 1, 2008, the Company relocated its headquarters to Waukesha, Wisconsin, in rented space. (See Note 13.)

NOTE 10 – Goodwill

The goodwill associated with the acquisition of the consumer doll business segment of LMOD amounted to $619,753. The unamortized amount and carrying value of goodwill at December 31, 2005 was $506,145. During the fourth quarter of 2006, after reviewing the operating results of the business for the year ended December 31, 2006, and projected future results, management concluded that the carrying value of goodwill was impaired and $506,145 was charged to operations in 2006. Based on the consumer products business segment’s losses from 2003 through 2006, and based on management’s evaluation of fair value of the consumer products business segments assets and upon the present value of future expected cash flows; management concluded that at December 31, 2006, that there was no longer any value associated with the goodwill.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 11 – Short-Term Borrowings

On July 27, 2007, LPI and LMOD, as co-borrowers, entered into a loan agreement with Town Bank, Hartland, Wisconsin, providing for a line of credit of $750,000 bearing interest at 2.75% over the thirty day London Interbank Offered Rate (“LIBOR”) rate. The note is payable upon demand and is collateralized by receivables and inventory of LPI and LMOD and is guaranteed by the Parent. The amount available under the line of credit has been reduced by a $100,000 outstanding letter of credit. There was no outstanding principal balance on the line of credit at December 31, 2007. During the third quarter of 2007, the consumer products business segment recorded interest expense of $5,876 related to the line of credit. The interest rate on the line of credit was 8% as of December 31, 2007. (See Note 13.)

On October 1, 2007, the Company entered into a loan agreement with Town Bank, Hartland, Wisconsin, providing for a term note of $1,000,000 bearing interest at 2.75% over the thirty day LIBOR rate. The note is payable on October 1, 2008, and is collateralized by the building located in Oconomowoc, Wisconsin. There was no outstanding principal balance on the note at December 31, 2007. The interest rate on the note was 8% as of December 31, 2007. The loan agreement contains provisions requiring the Company to maintain compliance with certain covenants. As of December 31, 2007, the Company was in compliance with all covenants.

NOTE 12 – Long-Term Debt

As of December 31, 2007 and December 31, 2006, the Company did not have any long-term debt.

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

NOTE 13 – Operating Leases

As of January 1, 2008, the Parent and LPI relocated to rented space in Waukesha, Wisconsin. The rented space has approximately 3,500 square feet of office space and approximately 36,000 square feet of warehouse space. The lease commenced January 1, 2008, and expires February 28, 2013. In order to obtain the lease, a security deposit in the form of a letter of credit in the amount of $100,000 was required which is in effect until February 28, 2013. The letter of credit effectively reduces the line of credit available from $750,000 to $650,000 (See Note 11.)

As of December 31, 2007, LMOD leased 7,400 square feet of office space in Columbus, Ohio, and retail space in the Polaris Fashion Mall in Columbus, Ohio, from third parties. Prior to August, 2006, LMOD leased a 44,100 square foot warehouse facility in Columbus, Ohio, and prior to May 1, 2006, LMOD leased 18,800 square feet of office space in Westerville, Ohio. These leases were classified as operating leases and lease expense was approximately $200,000 and $360,000 in 2007 and 2006.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 13 – Operating Leases (continued)

At December 31, 2007, the future minimum lease payments for each of the remaining years are as follows:

2008	$332,105
2009	195,751
2010	192,267
2011	212,935
2012	211,495
2013	35,421

$1,179,974

NOTE 14 – Commitments and Contingencies

As of the date of this filing, neither the Parent nor any of its subsidiaries is a party to any legal proceedings, the adverse outcome of which, in management’s opinion, would have a material effect on the Company’s consolidated financial statements.

As of November 12, 2003, the Company extended a guarantee to a supplier of LMOD in which the Company has agreed to unconditionally guarantee all obligations of LMOD to the supplier. It is anticipated that the maximum amount of the guarantee will not exceed $600,000; however, the amount of the guarantee is unlimited and the amount of the obligation could increase in the future. As of December 31, 2007, the supplier did not have any outstanding balance with LMOD.

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

The Company is required to redeem $9.39 million of preferred stock by July 1, 2008, to the extent the Company has legally available funds for the redemption and it is otherwise permitted under Wisconsin law. In accordance with Section 180.0640 of the Wisconsin Business Corporation Law, the Company may not redeem shares of preferred stock if, after giving effect to the redemption, either of the following would occur: (1) the Company would not be able to pay its debts as they become due in the usual course of business; or (2) the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the redemption, to satisfy the preferential rights upon dissolution to shareholders whose preferential rights are superior to those of the holders of the preferred stock. The Company anticipates that it will not have sufficient funds to redeem the preferred stock by July 1, 2008.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 15 – Mandatory Redeemable Preferred Stock (continued)

The preferred stock has been classified as a liability in accordance with SFAS No. 150 because the shares are subject to mandatory redemption on a fixed date and at a fixed amount. Dividends on the preferred stock are classified as interest expense in the accompanying statements of operations.

The Company will only have sufficient funds to redeem the preferred stock and to continue to pay dividends on the preferred stock if the consumer products business segment can generate sufficient earnings (the consumer products business segment has realized losses from operations for the last five years) and/or is able to raise funds from other sources. If the preferred stock is not redeemed on July 1, 2008, then the Company is obligated to redeem the preferred stock as soon as it has legally available funds for the redemption, and dividends continue to accrue and be payable following the failure to redeem at the interest rate applicable prior to July 1, 2008 (5.37%). The holders of preferred stock have the right to elect a majority of the Board of Directors if at any time accumulated dividends equal to at least two full years’ dividends are due and unpaid. Management believes based on its review of the documents and discussions with lenders, that failure to redeem the preferred stock on July 1, 2008, will not be an event of default under the loan agreements that the Company entered into during 2007. Nonetheless, if the Company is unable to redeem the preferred stock, the Company’s business, financial condition and results of operations could be materially affected.

In August, 2007, the Company commenced a tender offer to redeem up to 300,000 shares of preferred stock at a price of $14.00 per share. Shareholders tendered 38,827 shares of preferred stock which the Company redeemed in September 2007. Shareholders who tendered their preferred stock in this offering did not receive a dividend payment for the quarter ended September 30, 2007.

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

Mandatorily redeemable preferred stock consisted of the following as of December 31, 2007 and 2006:

	12/31/2007	12/31/2006
Redeemable Preferred stock, 1 cent par value,	$9,394,750	$10,365,425
$25 carrying value, 3,000,000 shares authorized,
690,000 shares issued, 375,790 and 414,617 shares
outstanding and 314,210 and 275,383 shares
redeemed as of December 31, 2007 and 2006,
respectively

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 15 – Mandatory Redeemable Preferred Stock (continued)

The following table provides detail regarding the gain on the redemption of 38,827 shares of preferred stock in September of 2007.

12/31/2007
Payment for the redemption of 38,827 shares of preferred stock	$(543,578)
Carrying value of shares at redemption date ($25 per share)	970,675
Accrued third quarter dividends on shares redeemed	11,583
Expenses incurred in connection with redemption	(68,641)

Gain on redemption of preferred stock	$370,039

The following table provides detail regarding the gain on the redemption of 259,574 shares of preferred stock in December of 2006.

12/31/2006
Payment for the redemption of 259,574 shares of preferred stock	$(4,218,077)
Carrying value of shares at redemption date ($25 per share)	6,489,350
Accrued fourth quarter dividends on shares redeemed	75,878
Expenses incurred in connection with redemption	(79,048)

Gain on redemption of preferred stock	$2,268,103

NOTE 16 – Retirement Plans

LPI and LMOD have 401(k) contribution plans for eligible employees. Employer matching contributions to the plans were $19,434 and $17,548 for the years ended December 31, 2007 and December 31, 2006, respectively.

NOTE 17 – Stockholders’ Equity

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R which requires compensation costs related to share-based payment transactions to be recognized in financial statements. SFAS No. 123R replaced SFAS No. 123 “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, which generally resulted in no compensation expense being recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the consolidated statement of earnings based on fair value. The amount of compensation expense is determined based on the fair value of the options when granted and is expensed over the required service period, which is normally the vesting period of the options. SFAS No. 123R applies to awards granted or modified after January 1, 2006, and any unvested awards outstanding at December 31, 2005. Consequently, compensation expense is recorded for prior option grants that vest on or after January 1, 2006, the date of adoption. The Company has elected to use the Black-Scholes option pricing model and the straight-line method of amortization expense over the requisite service period of the grant.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 17 – Stockholders’ Equity (continued)

At December 31, 2007, the Company had a stock-based employee compensation plan, the 2003 Stock Option Plan. Prior to the adoption of SFAS No. 123R, the Company accounted for plans under the recognition and measurement principles of APB Opinion No. 25 which resulted in no compensation expense being recorded. Under SFAS No. 123R, stock based compensation of $14,983 was recognized in the year ended December 31, 2007, and $2,944 was recognized in the year ended December 31, 2006.

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

At December 31, 2007, the 2003 Stock Option Plan had outstanding options to purchase 40,900 shares at an exercise price of $4.72 per share, of which options to purchase 32,720 shares were exercisable, and outstanding options to purchase 150,000 shares at an exercise price of $0.33 per share, which were not exercisable.

At the shareholder meeting on June 5, 2007, the shareholders approved the adoption of the 2007 Non-Employee Director Stock Plan. The plan makes available 200,000 shares of common stock for the payment of director fees in shares of common stock. The plan also allows directors to elect to receive shares of common stock in lieu of cash fees. Any shares issued under a director’s election to receive shares of common stock in lieu of cash fees, would not reduce the 200,000 share amount discussed above. Under the plan, the exercise prices for stock options may not be less than the fair market value of the optioned stock at the date of grant. In February of 2008, one director received 22,222 shares of common stock for payment of director fees.

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

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 17 – Stockholders’ Equity (continued)

Activity is summarized in the following table:

	2007		2006
	Shares	Weighted Average Price	Shares	Weighted Average Price
OUTSTANDING - Beginning of Year	40,900	$4.72	244,345	$9.30
Options
Granted	150,000	0.33	--	--
Exercised	--	--	--	--
Forfeited	--	--	--	--
Expired	--	--	(203,445)	10.22

OUTSTANDING - End of Year	190,900	$1.27	40,900	$4.72

Exercisable at year end	32,720	$4.72	24,540	$4.72
Available for future grant at year end	59,100		209,100
Total reserved shares	250,000		250,000
Weighted Average Remaining Contractual Life - 8.38 years

The weighted average fair value at date of grant for options granted during 2007 was $0.33. The fair value of options, at date of grant, for options granted in 2007 was estimated using the Black-Scholes option-pricing model with the following assumptions:

2007
Expected life (years)	10 years
Risk-free interest rate	4.50%
Expected volatility	70%
Expected dividend yield	0%

All outstanding options to purchase shares of common stock for the years ended December 31, 2007 and 2006, respectively, were excluded from the loss per common share calculations as they were non-dilutive.

NOTE 18 – Income Taxes

As discussed previously, as of January 1, 2006, BMSBLC merged with and into LMOD and on January 1, 2006, no longer qualified as a REIT. Therefore, for the year ending December 31, 2007, the Company (consisting of the Parent, LMOD and LPI) operated as a C Corporation under the Code. The Company intends to file a consolidated federal income tax return for the year ended December 31, 2007, and filed a consolidated federal income tax return for the year ended December 31, 2006.

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

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 18 – Income Taxes (continued)

There were no income tax benefits recognized for the years ended December 31, 2007 and December 31, 2006, due to changes in the valuation allowance. There were no unrecognized tax benefits for the years ended December 31, 2007 and December 31, 2006, due to the Company’s net losses. No interest or penalties relating to income taxes are included in these financial statements.

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the Company is as follows:

	2007	2006
Federal income taxes at statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(3.2)	(3.3)
Other	0.0	0.1
Benefit of current year federal and state net
operating loss carryforwards and other
deferred income tax assets not recognized	37.2	37.2

Effective income tax rate before changes in valuation
allowance	0%	0%

Temporary differences that give rise to deferred income tax assets and liabilities consisted of the following as of December 31:

	2007	2006
Deferred income tax assets:
Accounts receivable and loan loss allowances	$96,833	$167,973
Inventory allowances	189,940	190,725
Accrued liabilities	374,072	389,882
Federal net operating loss carryforwards	4,763,580	4,188,588
State net operating loss carryforwards	561,060	536,204
Other	87,040	136,001

Total deferred income tax assets	6,072,525	5,609,373
Deferred income tax liabilities:
Property and equipment depreciation	(226,704)	(82,251)
Other	--	--

Total deferred income tax liabilities	(226,704)	(82,251)

Deferred income tax assets - net	5,845,821	5,527,122
Valuation allowance	(5,845,821)	(5,527,122)

Net deferred income tax assets recognized
in the consolidated balance sheets	$--	$--

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 18 – Income Taxes (continued)

In evaluating the Company’s ability to realize the net deferred income tax assets, the Company considers all available evidence, both positive and negative, including past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies that are prudent and feasible, and the forecast of future taxable income. In considering this information, the Company is required to make certain assumptions and judgments based on plans and estimates. Any changes in the Company’s assumptions and/or estimates may materially impact the consumer products business segment’s income tax expense. In the years ended December 31, 2007 and December 31, 2006, the Company provided valuation allowances of $0.32 million and $1.02 million, respectively. A portion of the valuation allowance is a significant component of the reconciliation between the provision for income taxes computed at the Federal statutory rate versus the effective rate.

As of January 1, 2008, the Company is subject to U.S. Federal income tax examinations for the tax years 2004 to 2007. In addition, the Company is subject to state and local income tax examinations for the tax years 2003 to 2007.

As of December 31, 2007, the Company had unused net operating loss carryforwards of approximately $14.0 million available to offset against future federal taxable income and approximately $10.2 million to offset against future state taxable income. The use of the net operating loss carryforwards are subject to limitations. The state net operating loss carryforwards expire at various dates beginning in 2010 and continuing through 2027. The federal carryforwards expire as follows:

	LMOD (prior to 2006)	LPI
2008	$--	$200,000
2010	$--	$600,000
2011	$--	$500,000
2012	$--	$800,000
2018	$--	$400,000
2019	$--	$200,000
2023	$3,600,000	$--
2024	$1,800,000	$--
2025	$1,400,000	$--
2026	$2,800,000	$--
2027	$1,700,000	$--

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

NOTE 19 – Dividends

For the years ended December 31, 2007 and December 31, 2006, the Company’s Board of Directors did not declare any common stock dividends.

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 20 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, loans receivable, short-term borrowings, and accounts payable whose carrying values approximate fair value.

The estimated carrying values and fair values of the Company’s redeemable preferred stock at December 31, 2007 and December 31, 2006 are as follows:

	2007		2006
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Redeemable preferred stock	$9,394,750	$5,355,008	$10,365,425	$6,426,564

The estimated fair value of the redeemable preferred stock was based on quoted market prices.

NOTE 21 – Pro Forma Financial Information

The following table presents the unaudited pro forma results of operations of the Company for the year ended December 31, 2006 assuming that the loan sales and leased property dispositions which occurred during 2006 had occurred on January 1, 2006.

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
December 31, 2007 and 2006

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

	Year Ended 12/31/2006 Historical	Pro Forma Adjustments	Year Ended 12/31/2006 Pro Forma
Consumer products segment’s net loss	$(3,411,361)	$--	$(3,411,361)

Financial services segment’s total revenues	3,446,730	(3,089,202)	357,528
Financial services segment’s total expenses	(1,785,700)	928,891	(856,809)

Financial services segment’s net income (loss)	1,661,030	(2,160,311)	(499,281)

Total Company net loss	(1,750,331)	(2,160,311)	(3,910,642)
Preferred stock dividends	(893,860)	337,237	(556,623)
Gain on redemption of preferred stock	2,268,103	(2,268,103)	--

Net loss applicable to common shareholders	$(376,088)	$(4,091,177)	$(4,467,265)

Basic and diluted loss per common share	$(0.10)	$(1.10)	$(1.20)
Weighted average shares outstanding	3,727,589	3,727,589	3,727,589

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 22 – The Middleton Doll Company (Parent Company Only) Financial Information

CONDENSED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$96,356	$1,690,304
Investment in and advances to subsidiaries	12,347,623	13,206,441
Other assets	26,542	43,210

TOTAL ASSETS	$12,470,521	$14,939,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Other liabilities	$36,877	$54,860
Preferred shares subject to mandatory redemption	9,394,750	10,365,425

Total Liabilities	9,431,627	10,420,285
SHAREHOLDERS’ EQUITY	3,038,894	4,519,670

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,470,521	$14,939,955

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 22 – The Middleton Doll Company (Parent Company Only) Financial Information (continued)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006
REVENUES
Equity in loss of subsidiaries	$(643,818)	$(1,765,708)
Other income	30,087	48,165

Total Income	(613,731)	(1,717,543)

EXPENSES
Other operating expenses	709,923	32,788

Net loss before other income (expense)	(1,323,654)	(1,750,331)
OTHER INCOME (EXPENSE)
Gain on redemption of preferred stock,
net of accrued interest and expenses	370,039	2,268,103
Interest expense related to preferred stock	(542,144)	(893,860)

Total other income (expense)	(172,105)	1,374,243

NET LOSS	$(1,495,759)	$(376,088)

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 22 – The Middleton Doll Company (Parent Company Only) Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,323,654)	$(1,750,331)
Adjustments to reconcile net income available
to common shareholders to net cash flows
from operating activities
Stock-based compensation expense	14,983	2,944
Equity in subsidiaries' earnings	643,818	1,765,708
Dividends from subsidiary	565,000	8,605,000
Net change in
Other assets	16,668	(42,410)
Other liabilities	(17,983)	40,960

Net Cash Flows from Operating Activities	(101,168)	8,621,871

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to subsidiaries	(350,000)	(1,850,000)

Net Cash Flows used in Investing Activities	(350,000)	(1,850,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment for redemption of preferred stock,
including expenses	(612,219)	(4,297,125)
Preferred stock dividend paid	(530,561)	(817,982)

Net Cash Flows used in Financing Activities	(1,142,780)	(5,115,107)

Net Change in Cash and Cash Equivalents	(1,593,948)	1,656,764
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	1,690,304	33,540

CASH AND CASH EQUIVALENTS - END OF YEAR	$96,356	$1,690,304

Schedule I
Condensed Financial Information of Small Business Issuer
(Refer to footnote 22 of the consolidated financial statements)

Schedule II
Valuation and Qualifying Accounts

Changes in the reserves deducted from assets in the consolidated balance sheets for each of the two years in the period ended December 31, 2007, are as follows:

	Balance at beginning of period	Additions	Deductions	Balance at end of period
Allowance for loan losses:
Year ended:
December 31, 2007	$250,000	--	(186,187)	$63,813
December 31, 2006	$--	250,000	--	$250,000
Allowance for doubtful accounts:
Year ended:
December 31, 2007	$175,248	119,427	(113,342)	$181,333
December 31, 2006	$155,000	36,512	(16,264)	$175,248
Allowance for obsolete and excess inventory:
Year ended:
December 31, 2007	$482,847	55,449	(57,434)	$480,862
December 31, 2006	$451,330	119,472	(87,955)	$482,847
Deferred income taxes valuation allowance:
Year ended:
December 31, 2007	$5,527,122	318,699	--	$5,845,821
December 31, 2006	$4,506,792	1,020,330	--	$5,527,122

Schedule IV
Mortgage Loans on Real Estate

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages as of 12/31/2007	Principal amount of loans subject to delinquent Principal or Interest
Commercial
Second Mortgage	8.00%	Demand	N/A	N/A	N/A	41,775	$ 41,775
All others (1)	N/A	N/A	N/A	N/A	N/A	103,975	$ 167,788

Total loans						$ 145,750

(1)	This category includes all non-mortgage loans on the balance sheet.

	For the Years Ended December 31,
	2007	2006
Loans, beginning of period	$463,575	$23,789,621
Additions during the period
Loans made	--	--
Write-off	(186,187)	--
Deductions during period
Principal collected on loans	(67,825)	(23,326,046)

Loans, end of period	209,563	463,575
Allowance for loan losses	(63,813)	(250,000)

Net loans, end of period	$145,750	$213,575

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 8A.	Controls and Procedures

Evaluation of the Company’s Disclosure Controls and Internal Controls.

        As of the end of the period covered by this annual report (the “Report”), the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”), and its “internal control over financial reporting” (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the Securities and Exchange Commission (“SEC”) require that in this section of the Report, the Company present the conclusions of the CEO and the CFO about the effectiveness of the Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications.

        Attached as exhibits to this Report are two separate forms of “Certifications” of the CEO and the CFO. The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). This section of the Report is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls.

        Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) the Company’s transactions are properly authorized; (2) the Company’s assets are safeguarded against unauthorized or improper use; and (3) the Company’s transactions are properly recorded and reported, all to permit the preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management is responsible for establishing and maintaining adequate Internal Controls.

Limitations on the Effectiveness of Controls.

        The Company’s management, including the CEO and CFO, does not expect that its Disclosure Controls or its Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; overtime, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.

        The CFO/CEO evaluation of the Company’s Disclosure Controls and the Company’s Internal Controls included a review of the controls objectives and design, the controls implementation by the Company and the effect of the controls on the information generated for use in this Report. In the course of the Controls Evaluation, the CEO and CFO sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is to be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company’s quarterly reports on Form 10-QSB and annual report on Form 10-KSB. The Company’s Internal Controls are also evaluated on an ongoing basis by the Company. The overall goals of these various evaluation activities are to monitor the Company’s Disclosure Controls and the Company’s Internal Controls and to make modifications as necessary; the Company’s intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (reflecting improvements and corrections) as conditions warrant.

        Among other matters, the Company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the Company’s Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company’s Internal Controls. This information was important both for the Controls Evaluation generally and because Item 5 in the Section 302 Certifications of the CEO and CFO requires that the CEO and CFO disclose that information to the Audit Committee of the Company’s Board of Directors and to the Company’s independent auditors and report on related matters in this section of the Report. In the professional auditing literature, “significant deficiencies” are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. The Company also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, the Company considered what revision, improvement and/or correction to make in accordance with the on-going procedures.

        The Company’s management and Audit Committee were notified by Virchow, Krause & Company, LLP (“Virchow Krause”), the Company’s independent registered public accounting firm, that during the course of their audit of the Company’s consolidated financial statements for 2007 they identified a potential material weakness. After consultation with Virchow Krause, the Company concluded that it had a material weakness due to the size of the Company and the limited number of persons involved in the accounting functions, as the Company does not have a proper segregation of duties and because the possibility of management override of controls exists. In addition, the magnitude of a material error is very low given the Company’s quantitative values of income, equity and total assets. This fact makes it very difficult to detect a material error through monitoring controls. To some degree, the Company mitigates the risk of misstatement through certain of its entity-wide controls including the President’s review of the financial statements, and the Audit Committee’s review and approval of its regulatory filings, but there can be no assurance such actions will effectively mitigate the material weakness. However, the Company’s size and financial resources prevent it from being able to employ sufficient resources to enable it to have adequate segregation of duties within its internal control system. The Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Disclosure Controls Conclusion.

        Based upon the Controls Evaluation, the Company’s CEO and CFO have concluded that the Company’s Disclosure Controls were effective as of December 31, 2007, to ensure that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and then accumulated and communicated to Company management, including the CEO and CFO, as appropriate, to make timely decisions regarding required disclosures.

Management Report on Internal Control Over Financial Reporting.

        The management of the Company is responsible for establishing and maintaining adequate Internal Controls, and management has designed the Internal Controls to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. As noted above, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Based upon the Controls Evaluation, the Company’s CEO and CFO have concluded that because of the material weakness discussed above, the Company’s Internal Controls were not effective as of December 31, 2007. However, they concluded that this Internal Controls material weakness did not impact the quality of the financial information in this Annual Report on Form 10-KSB and that the consolidated financial statements included in this Annual Report on Form 10-KSB fairly state, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

        Although the CEO/CFO evaluation of the effectiveness of the Company’s Internal Controls was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, such evaluation did not consist of a full-scale application of such framework. Notwithstanding the foregoing, the Company’s CEO and CFO concluded that such evaluation was appropriate and sufficient given the Company’s circumstances, such as its limited number of employees and resources, the close involvement of management in day-to-day operations of the Company’s business and the relative non-complexity of the Company’s operations and related financial reporting.

        This Report does not include an attestation report of the Company’s registered public accounting firm regarding Internal Controls. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting

        Based on an evaluation performed by the Company’s management, with the participation of the CEO and CFO, except as identified above, there were no changes in the Company’s Internal Controls identified in such evaluation that occurred during the quarter ended December 31, 2007 that have materially affected, or are likely to materially affect, the Company’s Internal Controls.

Item 8B.	Other Information

        None.

Part III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

        The information called for by Item 401 of Regulation S-B with respect to the directors of the small business issuer and by Item 405 of Regulation S-B is incorporated herein by reference from the small business issuer’s definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2007 (the “Proxy Statement”) under the headings “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance”.

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

Item 12.	Certain Relationships and Related Transactions, and Director Independence

        The information called for by this Item 12 is incorporated herein by reference from the Proxy Statement under the heading “Related Person Transactions”.

Item 13.	Exhibits

        Reference is made to the separate exhibit index contained on pages 62, 63, 64 and 65 hereof.

Item 14.	Principal Accountant Fees and Services

        The information called for by this Item 14 is incorporated herein by reference from the Proxy Statement under the heading “Proposal No. 2 – Ratification of Appointment of Independent Auditors”.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2008.

THE MIDDLETON DOLL COMPANY
By: /s/ Salvatore L. Bando
Salvatore L. Bando,
President and Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities indicated on March 31, 2008.

/s/ Salvatore L. Bando
Salvatore L. Bando
President and Chief Executive Officer, Director
/s/ Craig R. Bald
Craig R. Bald
Vice President Finance and Chief Financial Officers
(Principal Financial and Accounting Officer)
/s/ Kenneth A. Werner, Jr.
Kenneth A. Werner, Jr.
Director
/s/ Peter A. Fischer
Peter A. Fischer
Director
/s/ David A. Geraldson, Sr.
David A. Geraldson, Sr.
Director
/s/ Jeffrey B. Rusinow
Jeffrey B. Rusinow
Director
/s/ Douglas M. Schosser
Douglas M. Schosser
Director

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 1997) (File No. 811-03787).

3.2	Amendment to Articles of Incorporation, changing name to “The Middleton Doll Company” (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001) (File No. 811-03787).

3.3	By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarterly period ended March 31, 1997) (File No. 811-03787).

3.4	Amendment to By-Laws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, dated February 15, 2007, as filed with the Securities and Exchange Commission on February 21, 2007) (File No. 033-51406).

4.1	Instruments defining the Rights of Security Holders (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 1997) (File No. 811-03787).

4.2	Amended and Restated Credit Agreement dated April 30, 1999, by and among Bando McGlocklin Small Business Lending Corporation, Firstar Bank Milwaukee, N.A., as agent, and the Financial Institutions parties thereto (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 1999) (File No. 811-03787).

4.3	First Amendment to Amended and Restated Credit Agreement between Bando McGlocklin Small Business Lending Corporation and Firstar Bank, as agent for the Lenders, dated February 28, 2000 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K for the year ended December 31, 2000) (File No. 811-03787).

4.4	Second Amendment to Amended and Restated Credit Agreement between Bando McGlocklin Small Business Lending Corporation and Firstar Bank, as agent for the Lenders, dated April 28, 2000 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2000) (File No. 811-03787).

4.5	Third Amendment to Amended and Restated Credit Agreement between Bando McGlocklin Small Business Lending Corporation and Firstar Bank, as agent for the Lenders, dated June 30, 2000 (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2000) (File No. 811-03787).

4.6	Fourth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and Firstar Bank, N.A., as agent for the Lenders, dated June 29, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001) (File No. 811-03787).

4.7	Fifth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and US Bank National Association (formerly Firstar Bank, N.A.), as agent for the Lenders, dated June 28, 2002 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002) (File No. 811-03787).

4.8	Sixth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and US Bank National Association (formerly Firstar Bank, N.A.), as agent for the Lenders, dated February 24, 2003 (incorporated by reference to Exhibit 4.8 to the Company’s Form 10-K for the year ended December 31, 2002) (File No. 811-03787).

4.9	Seventh Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and US Bank National Association (formerly Firstar Bank, N.A.) dated June 27, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003) (File No. 033-51406).

4.10	Eighth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and US Bank National Association (formerly Firstar Bank, N.A.) dated June 25, 2004 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004) (File No. 033-51406).

4.11	Ninth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and US Bank National Association (formerly Firstar Bank, N.A.) dated May 17, 2005 (incorporated by reference to Exhibit 4.11 to the Company’s Form 10-K for the year ended December 31, 2005) (File No. 033-51406).

4.12	Tenth Amendment to Amended and Restated Credit Agreement among Bando McGlocklin Small Business Lending Corporation, the financial institutions party thereto and US Bank National Association (formerly Firstar Bank, N.A., successor by merger to Firstar Bank Milwaukee, N.A.), as Agent, dated June 24, 2005 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, dated June 24, 2005, as filed with the Securities and Exchange Commission on July 22, 2005) (File No. 033-51406).

4.13	Twelfth Amendment to Amended and Restated Credit Agreement among Lee Middleton Original Dolls, Inc. (as successor in interest to Bando McGlocklin Small Business Lending Corporation), the financial institutions party thereto and US Bank National Association (formerly Firstar Bank, N.A., successor by merger to Firstar Bank Milwaukee, N.A.), as Agent, dated June 23, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB for the quarterly period ended June 30, 2006) (File No. 033-51406).

4.14	Master Note Purchase Agreement dated January 1, 1997, between the State of Wisconsin Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital Corporation (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q for the quarterly period ended March 31, 1997) (File No. 811-03787).

4.15	First Amendment to Master Note Purchase Agreement dated June 1, 1998, by and among the State of Wisconsin Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital Corporation (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998) (File No. 811-03787).

4.16	Third Amended and Restated Credit Agreement dated June 1, 1998, by and among State of Wisconsin Investment Board, Bando McGlocklin Small Business Lending Corporation and Bando McGlocklin Capital Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998) (File No. 811-03787).

10.1*	Bando McGlocklin Capital Corporation 1997 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended March 31, 1997) (File No. 811-03787).

10.2*	The Middleton Doll Company 2003 Stock Option Plan (incorporated by reference to Appendix A to the definitive Proxy Statement of The Middleton Doll Company dated April 4, 2003) (File No. 811-03787).

10.3	Second Amended and Restated Management Services and Allocation of Expenses Agreement dated January 1, 2004, by and between InvestorsBank, The Middleton Doll Company, Bando McGlocklin Small Business Lending Corporation and Lee Middleton Original Dolls, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004) (File No. 033-51406).

10.4	Loan and Real Estate Services Agreement dated October 14, 2005, by and between InvestorsBank, The Middleton Doll Company, and Bando McGlocklin Small Business Lending Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2005) (File No. 033-51406).

10.5	Asset Purchase Agreement dated January 4, 2006, by and between InvestorsBank, The Middleton Doll Company, and Lee Middleton Original Dolls, Inc. (incorporated by reference to Exhibit 2 to Current Report on Form 8-K, dated January 4, 2006, as filed with the Securities and Exchange Commission on January 10, 2006) (File No. 033-51406).

10.6*	Restated Employment Agreement, dated December 1, 2006, by and among Lee Middleton Original Dolls, Inc., License Products, Inc. and Craig R. Bald (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, dated January 19, 2007, as filed with the Securities and Exchange Commission on January 22, 2007) (File No. 033-51406).

10.7*	Employment Agreement, dated June 20, 2005, by and among The Middleton Doll Company, Lee Middleton Original Dolls, Inc., License Products, Inc. and Kenneth A. Werner (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K, dated October 5, 2006, as filed with the Securities and Exchange Commission on October 5, 2006) (File No. 033-51406).

10.8*	The Middleton Doll Company 2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, dated April 5, 2007) (File No. 033-51406).

10.9*	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, dated April 5, 2007) (File No. 033-51406).

10.10*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, dated April 5, 2007) (File No. 033-51406).

10.11*	The Middleton Doll Company 2007 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-QSB for the quarterly period ended June 30, 2007) (File No. 033-51406).

10.12	Revolving Credit Agreement, dated July 27, 2007, by and among License Products, Inc., Lee Middleton Original Dolls, Inc. and Town Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB for the quarterly period ended September 30, 2007) (File No. 033-51406).

10.13	Term Credit Agreement, dated October 1, 2007, by and between The Middleton Doll Company and Town Bank (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB for the quarterly period ended September 30, 2007) (File No. 033-51406).

10.14	Industrial Lease, dated November 30, 2007 by and between License Products, Inc. and Welsh Pewaukee, LLC (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated December 8, 2007) (File No. 033-51406).

11	Statement Regarding Computation of Net Loss Per Share

21	List of subsidiaries of The Middleton Doll Company

31.1	Certification of Chief Executive officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of the President and Chief Executive Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.

32.2	Written Statement of the President and Chief Financial Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.

*	Represents a management compensatory plan or arrangement.