Form 10QSB
period 2008-03-31
MIDDLETON DOLL CO
filed 2008-05-15
CIK 723209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

or

[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

Commission file number: 033-51406

THE MIDDLETON DOLL COMPANY
(Exact name of small business issuer as specified in its charter)

Wisconsin	39-1364345
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

N22 W23977 Ridgeview Parkway, Suite 700
Waukesha, Wisconsin
53188-1000
(Address of principal executive offices)

(262) 347-2904
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

        On April 28, 2008, there were 3,824,811 shares outstanding of the issuer’s common stock, 6-2/3 cents par value.

        Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

THE MIDDLETON DOLL COMPANY
FORM 10-QSB INDEX

Forward-Looking Statements		3
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and
	December 31, 2007	4
	Condensed Consolidated Statements of Operations - For the Three Months
	Ended March 31, 2008 and 2007 (Unaudited)	6
	Condensed Consolidated Statements of Changes in Shareholders’ Equity - For the Three
	Months Ended March 31, 2008 and 2007 (Unaudited)	8
	Condensed Consolidated Statements of Cash Flows - For the Three Months Ended
	March 31, 2008 and 2007 (Unaudited)	9
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	11
Item 2.	Management’s Discussion and Analysis or Plan of Operation	18
Item 3.	Controls and Procedures	25
PART II.	OTHER INFORMATION
Item 6.	Exhibits	27
	Signatures	28
	Exhibit Index	29

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

Forward-looking statements involve a number of risks and uncertainties. There are many factors that could cause actual results to differ materially from those expressed or implied in this report. Some risk factors that could cause results different from any forward-looking statement include those described in Item 1 of the Annual Report on Form 10-KSB for the year ended December 31, 2007. Other factors include:

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

ITEM 1.      FINANCIAL STATEMENTS

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2008	December 31, 2007
	(Unaudited)
CONSUMER PRODUCTS
Current Assets:
Cash and cash equivalents	$1,630,351	$2,170,068
Accounts receivable, net	1,370,156	2,200,589
Inventory, net	5,616,817	4,836,252
Prepaid inventory	145,138	742,441
Other prepaid expenses	111,414	114,630

Total current assets	8,873,876	10,063,980
Property and equipment, net	1,813,260	1,855,989

Total Consumer Products Assets	10,687,136	11,919,969

FINANCIAL SERVICES
Cash and cash equivalents	70,724	126,178
Loans held for investment, net	145,750	145,750
Leased property, net, listed for sale or under
contract to be sold	1,392,512	1,392,512
Other assets	49,239	27,062

Total Financial Services Assets	1,658,225	1,691,502

TOTAL ASSETS	$12,345,361	$13,611,471

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2008	December 31, 2007
	(Unaudited)
LIABILITIES
CONSUMER PRODUCTS
Accounts payable	$328,342	$725,281
Accrued royalties	597	5,777
Accrued real estate and personal property taxes	54,894	53,000
Accrued salaries	41,594	69,644
Accrued vendor rebates	11,952	70,392
Accrued liabilities	91,549	85,993

Total Current Liabilities	528,928	1,010,087

FINANCIAL SERVICES
Accrued liabilities	167,222	167,740

PREFERRED SHARES SUBJECT TO MANDATORY
REDEMPTION ON JULY 1, 2008	9,394,750	9,394,750

Total Company Liabilities	10,090,900	10,572,577

SHAREHOLDERS’ EQUITY
Common stock, $0.0667 cents par value,
15,000,000 shares authorized, 4,476,599 shares issued,
3,824,811 shares outstanding at March 31, 2008 and
3,802,589 shares outstanding at December 31, 2007	294,922	293,441
Additional paid-in capital	16,635,902	16,622,671
Accumulated deficit	(7,950,441)	(7,151,296)
Treasury stock, 674,010 shares, at March 31, 2008
and December 31, 2007, at cost	(6,725,922)	(6,725,922)

	2,254,461	3,038,894

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$12,345,361	$13,611,471

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
CONSUMER PRODUCTS
NET SALES	$2,436,405	$2,177,551
COST OF GOODS SOLD	1,754,890	1,556,705

Gross Profit	681,515	620,846

OPERATING EXPENSES
Sales and marketing	330,513	349,985
New product development	161,394	206,543
General and administrative	865,737	867,943

Total Operating Expenses	1,357,644	1,424,471

Net operating loss	(676,129)	(803,625)

OTHER INCOME
Other income, net	16,609	59,628

CONSUMER PRODUCTS LOSS
BEFORE INCOME TAXES	$(659,520)	$(743,997)

FINANCIAL SERVICES
REVENUES
Interest on loans	$--	$1,013
Rental income	2,200	45,855
Other income	1,690	5,574

Total Revenues	3,890	52,442

EXPENSES
Depreciation expense	--	9,820
Other operating expenses	17,390	2,294

Total Expenses	17,390	12,114

FINANCIAL SERVICES INCOME (LOSS)
BEFORE INCOME TAXES	$(13,500)	$40,328

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (Continued)
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
TOTAL COMPANY
INCOME (LOSS) BEFORE TOTAL COMPANY
OTHER EXPENSE AND INCOME TAX EXPENSE
Consumer products	$(659,520)	$(743,997)
Financial services	(13,500)	40,328

Total Company	(673,020)	(703,669)
OTHER EXPENSE
Interest expense related to preferred stock	(126,125)	(139,156)
Preferred stock redemption expense	--	(4,850)
INCOME TAX EXPENSE	--	--

NET LOSS	$(799,145)	$(847,675)

Loss per common share	$(0.21)	$(0.23)

Weighted average shares outstanding (diluted)	3,817,241	3,727,589

Dividend paid per preferred stock share	$0.335625	$0.335625

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
BALANCES - December 31, 2006	$293,441	$16,607,688	$(5,655,537)	$(6,725,922)	$4,519,670
Net loss three months ended
March 31, 2007	--	--	(847,675)	--	(847,675)
Stock-based compensation	--	736	--	--	736

BALANCES - March 31, 2007	$293,441	$16,608,424	$(6,503,212)	$(6,725,922)	$3,672,731

BALANCES - December 31, 2007	$293,441	$16,622,671	$(7,151,296)	$(6,725,922)	$3,038,894
Net loss three months ended
March 31, 2008	--	--	(799,145)	--	(799,145)
Stock-based compensation	1,481	13,231	--	--	14,712

BALANCES - March 31, 2008	$294,922	$16,635,902	$(7,950,441)	$(6,725,922)	$2,254,461

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
CONSUMER PRODUCTS
CASH FLOWS FROM OPERATING ACTIVITIES
Segment net loss	$(659,520)	$(743,997)
Adjustments to reconcile segment net loss to
net cash flows from operating activities
Depreciation	87,175	119,816
Gain on sale of property and equipment	--	(5,300)
Stock based compensation expense	14,712	736
Provision for losses on accounts receivable	4,575	4,200
Net change in:
Accounts receivable	825,858	1,115,718
Inventory, including prepaid inventory	(183,262)	(324,034)
Other assets	3,216	18,553
Accounts payable	(396,939)	(760,455)
Other liabilities	(84,220)	(161,557)

Net Cash Flows used in Operating Activities	(388,405)	(736,320)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(44,446)	(52,666)
Proceeds from sale of property and equipment	--	5,300

Net Cash Flows used in Investing Activities	(44,446)	(47,366)

CASH FLOWS FROM FINANCING ACTIVITIES
Net intercompany transactions	(106,866)	203,013

Net Change in Cash and Cash Equivalents	(539,717)	(580,673)
CASH AND CASH EQUIVALENTS - BEGINNING
OF PERIOD	2,170,068	961,527

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,630,351	$380,854

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$--	$--

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS –(CONTINUED)
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
FINANCIAL SERVICES
CASH FLOWS FROM OPERATING ACTIVITIES
Segment net income (loss)	$(13,500)	$40,328
Adjustments to reconcile segment net income (loss) to
net cash flows from operating activities
Depreciation	--	9,820
Net change in:
Interest receivable	--	117
Tenant advance and other assets	(22,177)	(45,602)
Accrued liabilities	(518)	(19,263)

Net Cash Flows used in Operating Activities	(36,195)	(14,600)

CASH FLOWS FROM INVESTING ACTIVITIES
Net loan repayments received	--	13,078

Net Cash Flows from Investing Activities	--	13,078

CASH FLOWS FROM FINANCING ACTIVITIES
Net intercompany transactions	106,866	(203,013)

Net Cash Flows from (used in) Financing Activities	106,866	(203,013)

Net Cash Flows from (used in) Financial Services	70,671	(204,535)
Preferred stock redemption expense	--	(4,850)
Interest paid related to preferred stock	(126,125)	(139,156)

Net Cash Flows used in Preferred Stock payments	(126,125)	(144,006)

Net Change in Cash and Cash Equivalents	(55,454)	(348,541)
CASH AND CASH EQUIVALENTS - BEGINNING
OF PERIOD	126,178	1,738,561

CASH AND CASH EQUIVALENTS - END OF PERIOD	$70,724	$1,390,020

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$126,125	$139,156

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

Prior to January 1, 2006, the financial services business segment consisted of the Parent and its wholly-owned subsidiary Bando McGlocklin Small Business Lending Corporation (“BMSBLC”). On January 1, 2006, BMSBLC was merged with and into LMOD with LMOD as the surviving corporation. During 2006, the Company sold substantially all of the assets of the financial services business segment and used the net proceeds to pay off indebtedness, fund working capital at the consumer products business segment, pay preferred stock dividends, and partially redeem shares of the Company’s outstanding preferred stock. The Company does not intend to continue in the financial services business segment after all of the segment’s assets are sold or otherwise liquidated.

For the year ended December 31, 2007, the Company (consisting of the Parent, LMOD and LPI) operated as a C Corporation under the Internal Revenue Code of 1986, as amended (the “Code”). The Company intends to file a consolidated federal income tax return for the year ended December 31, 2007, and filed a consolidated federal income tax return for the year ended December 31, 2006.

The consolidated financial statements of the Company include the accounts of the Parent, LMOD and LPI. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of March 31, 2008 and December 31, 2007, the results of operations, the statements of changes in shareholders’ equity and cash flows for the three months ended March 31, 2008 and 2007 have been made. Such adjustments consisted only of normal recurring items. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 (the “Annual Report”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report.

The condensed consolidated balance sheets for the consumer products business segment are classified due to its normal business cycle being less than twelve months. The financial services business segment’s condensed consolidated balance sheets are not classified as its normal business cycle is greater than twelve months.

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of allowances for loan losses, doubtful accounts and the valuation of inventories and deferred income tax assets. See the discussion under “Management’s Discussion and Analysis or Plan of Operation - Critical Accounting Policies”.

NOTE 3.	GOING CONCERN, LIQUIDITY AND CAPITAL RESOURCES

The consumer products business segment has incurred net losses and negative cash flows from operating activities over the past five years, and the Company has an accumulated deficit of $7.95 million at March 31, 2008. The Company anticipates generating losses for the next twelve months. The Company’s financial condition may make it more difficult for the Company to market its products to new and existing customers. Based on the Company’s financial performance and its current financial condition, the Company’s audit report in the Annual Report contains an explanatory paragraph for going concern uncertainty, pursuant to which the Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. Management anticipates, based on current projections and absent any adverse factors outside the control of the Company, that the cash that will be generated from additional asset sales and existing operations together with existing cash balances and other potential sources of financing, such as the loan agreements that the Company entered into during 2007 providing for $1.75 million of funding (See Note 9), should be sufficient to provide the necessary cash to meet operating and working capital requirements through December 31, 2008. However, the Company anticipates that it will not have sufficient funds to redeem its preferred stock by July 1, 2008, the redemption date. The Company is actively pursuing various alternatives to address all of its financial obligations, including the redemption of preferred stock, which could include a financing transaction, a disposition of assets, a recapitalization of the Company, or a strategic business combination. However, there can be no assurance that the Company will be able to generate enough revenue and/or effect a transaction to address its financial obligations.

The Company is required to redeem $9.39 million of preferred stock by July 1, 2008, to the extent the Company has legally available funds for the redemption and it is otherwise permitted under Wisconsin law. In accordance with Section 180.0640 of the Wisconsin Business Corporation Law, the Company may not redeem shares of preferred stock if, after giving effect to the redemption, either of the following would occur: (1) the Company would not be able to pay its debts as they become due in the usual course of business; or (2) the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the redemption, to satisfy the preferential rights upon dissolution of shareholders (if any) whose preferential rights are superior to those of the holders of the preferred stock.

The Company will have sufficient funds to redeem the preferred stock and to continue to pay dividends on the preferred stock only if the consumer products business segment can generate sufficient earnings (the consumer products business segment has realized losses from operations for the last five years) and/or is able to raise funds from other sources. If the preferred stock is not redeemed by July 1, 2008, then the Company is obligated to redeem the preferred stock as soon as it has legally available funds for the redemption. Dividends continue to accrue and be payable following the failure to redeem at the interest rate applicable prior to July 1, 2008 (5.37%). The holders of preferred stock have the right to elect a majority of the Board of Directors if at any time accumulated dividends equal to at least two full years’ dividends are due and unpaid. Management believes based on its review of the documents and discussions with lenders, that failure to redeem the preferred stock on July 1, 2008, will not be an event of default under the loan agreements that the Company entered into during 2007. Nonetheless, if the Company is unable to redeem the preferred stock, the Company’s business, financial condition and results of operations could be materially adversely affected.

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

Inventories of LMOD and LPI are valued at the lower of cost or market using the first-in, first-out (FIFO) method to determine cost. The components of inventory are as follows:

	March 31, 2008	December 31, 2007
Raw materials	$217,231	$200,093
Finished goods	5,870,317	5,117,021

	6,087,548	5,317,114
Allowance for obsolete and excess inventory	(470,731)	(480,862)

	$5,616,817	$4,836,252

NOTE 5.	ALLOWANCES FOR DOUBTFUL ACCOUNTS AND LOANS

Accounts receivable are stated net of a $158,763 allowance for doubtful accounts as of March 31, 2008, and a $181,333 allowance as of December 31, 2007. Loans held for investment are stated net of a $63,813 allowance for doubtful loans as of March 31, 2008 and December 31, 2007.

NOTE 6.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated using straight-line methods for financial statement purposes and accelerated methods for income tax purposes. Depreciation expense for the consumer products business segment was $87,175 and $119,816 for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, the carrying cost of property and equipment at LPI was $80,428 and at LMOD was $1,732,832. The primary component of the property and equipment account at LMOD is the building and land located in Belpre, Ohio, with a carrying cost of $1,139,214 at March 31, 2008. The latest appraisal that management has obtained for this facility indicated that the market value approximated the book value and management concluded that the asset was not impaired.

NOTE 7.	LOANS HELD FOR INVESTMENT

At March 31, 2008 and December 31, 2007, LMOD’s gross loan portfolio consisted of three loans totaling $209,563, one in the amount of $41,775, which is in foreclosure proceedings. During the year ended December 31, 2006, management established a loan loss allowance of $250,000 against the non-accrual loans. One loan totaling $186,187, which was in foreclosure proceedings, was charged off against the loan loss reserve in the second quarter of 2007, leaving $63,813 in the loan loss reserve. No interest income was accrued or received on these non-accrual loans during the three months ended March 31, 2008 and 2007. Management makes certain assumptions when establishing the allowance for loan loss. The assumptions include that the borrower is able to find a finance company that is willing to refinance certain real estate and that the equity in this certain real estate is sufficient to repay the amount owed to the Company. Management believes that the collateral for these loans is sufficient to repay the $145,750 in outstanding net loan balances.

NOTE 8.	LEASED PROPERTIES

At March 31, 2008 and December 31, 2007, LMOD’s real estate portfolio consisted of one commercial property located in Oconomowoc, Wisconsin. The carrying cost of the property is summarized in the following table.

Leased Properties, Listed for Sale or Under Contract to be Sold
	03/31/2008	12/31/2007
Land	$107,800	$107,800
Buildings	1,571,178	1,571,178

Total	1,678,978	1,678,978
Less: accumulated depreciation	(286,466)	(286,466)

Net	$1,392,512	$1,392,512

A portion of the building’s warehouse space was leased on a month-to-month basis resulting in $2,200 of rental income for the three months ended March 31, 2008. The property was fully leased to a different tenant until July 15, 2007. The building has been listed for sale for $2.0 million since April of 2006. The appraisal that management has obtained for this facility indicated that the market value approximated the book value and management has concluded that the asset is not impaired.

NOTE 9.	SHORT-TERM BORROWINGS

On July 27, 2007, LPI and LMOD, as co-borrowers, entered into a loan agreement with Town Bank, Hartland, Wisconsin, providing for a line of credit of $750,000 bearing interest at 2.75% over the thirty day London Interbank Offered Rate (“LIBOR”) rate. The note is payable upon demand and is collateralized by receivables and inventory of LPI and LMOD and is guaranteed by the Parent. The amount available under the line of credit has been reduced by a $100,000 outstanding letter of credit. There was no outstanding principal balance on the line of credit at March 31, 2008 or at December 31, 2007. The interest rate on the line of credit was 5.86% as of March 31, 2008.

On October 1, 2007, the Company entered into a loan agreement with Town Bank, Hartland, Wisconsin, providing for a term note of $1,000,000 bearing interest at 2.75% over the thirty day LIBOR rate. The note is payable on October 1, 2008, and is collateralized by the building located in Oconomowoc, Wisconsin. There was no outstanding principal balance on the note at March 31, 2008 or at December 31, 2007. The interest rate on the note was 5.86% as of March 31, 2008. The loan agreement contains provisions requiring the Company to maintain compliance with certain covenants. As of March 31, 2008, the Company was in compliance with all covenants.

NOTE 10.	MANDATORY REDEEMABLE PREFERRED STOCK

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

The Company is required to redeem $9.39 million of preferred stock by July 1, 2008, to the extent the Company has legally available funds for the redemption and it is otherwise permitted under Wisconsin law. In accordance with Section 180.0640 of the Wisconsin Business Corporation Law, the Company may not redeem shares of preferred stock if, after giving effect to the redemption, either of the following would occur: (1) the Company would not be able to pay its debts as they become due in the usual course of business; or (2) the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the redemption, to satisfy the preferential rights upon dissolution to shareholders (if any) whose preferential rights are superior to those of the holders of the preferred stock. The Company anticipates that it will not have sufficient funds to redeem the preferred stock by July 1, 2008.

The preferred stock has been classified as a liability in accordance with SFAS No. 150 because the shares are subject to mandatory redemption on a fixed date and at a fixed amount. Dividends on the preferred stock are classified as interest expense in the accompanying statements of operations.

The Company will have sufficient funds to redeem the preferred stock and to continue to pay dividends on the preferred stock only if the consumer products business segment can generate sufficient earnings (the consumer products business segment has realized losses from operations for the last five years) and/or is able to raise funds from other sources. If the preferred stock is not redeemed on July 1, 2008, then the Company is obligated to redeem the preferred stock as soon as it has legally available funds for the redemption, and dividends continue to accrue and be payable following the failure to redeem at the interest rate applicable prior to July 1, 2008 (5.37%). The holders of preferred stock have the right to elect a majority of the Board of Directors if at any time accumulated dividends equal to at least two full years’ dividends are due and unpaid. Management believes based on its review of the documents and discussions with lenders, that failure to redeem the preferred stock on July 1, 2008, will not be an event of default under the loan agreements that the Company entered into during 2007. Nonetheless, if the Company is unable to redeem the preferred stock, the Company’s business, financial condition and results of operations could be materially adversely affected.

In August, 2007, the Company commenced a tender offer to redeem up to 300,000 shares of preferred stock at a price of $14.00 per share. Shareholders tendered 38,827 shares of preferred stock, which the Company redeemed in September 2007. Shareholders who tendered their preferred stock in this offering did not receive a dividend payment for the quarter ended September 30, 2007.

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

Mandatorily redeemable preferred stock consisted of the following as of March 31, 2008 and December 31, 2007:

	03/31/2008	12/31/2007
Redeemable Preferred stock, 1 cent par value,	$9,394,750	$9,394,750
$25 carrying value, 3,000,000 shares authorized,
690,000 shares issued, 375,790 shares outstanding
as of March 31, 2008 and December 31, 2007,
respectively

NOTE 11.	INCOME TAXES

For the year ended December 31, 2007, the Company (consisting of the Parent, LMOD and LPI) operated as a C Corporation under Code. The Company intends to file a consolidated federal income tax return for the year ended December 31, 2007, and filed a consolidated federal income tax return for the year ended December 31, 2006.

The Company accounts for income taxes using an asset and liability approach, which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s consolidated financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. There were no income tax benefits recognized for the three months ended March 31, 2008 and 2007, due to changes in the valuation allowance because of the Company’s continued income tax losses. At March 31, 2008, the Company’s valuation allowance was approximately $6.17 million.

There were no unrecognized tax benefits for the quarter ended March 31, 2008, due to the Company’s net losses. No interest or penalties relating to income taxes are included in these financial statements.

NOTE 12.	STOCK-BASED COMPENSATION

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”) which requires compensation costs related to share-based payment transactions to be recognized in financial statements. SFAS No. 123R replaced SFAS No. 123 “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, which generally resulted in no compensation expense being recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

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

At December 31, 2007, the Company had a stock-based employee compensation plan, the 2003 Stock Option Plan. Prior to the adoption of SFAS No. 123R, the Company accounted for plans under the recognition and measurement principles of APB Opinion No. 25 which resulted in no compensation expense being recorded. Under SFAS No. 123R, stock based compensation of $14,712 was recognized in the three months ended March 31, 2008, and $736 was recognized in the three months ended March 31, 2007.

On April 5, 2007, the Board’s Compensation Committee awarded Messrs. Kenneth J. Werner, Jr. (President of LMOD and LPI) and Craig R. Bald (Vice President of Finance of Parent) restricted shares of the Company’s common stock, 6-2/3 cents par value and nonqualified stock options. The nonqualified stock options were granted under the 2003 Stock Option Plan. Mr. Werner was granted 50,000 restricted shares of common stock, and Mr. Bald was granted 25,000 restricted shares of common stock. Mr. Werner was granted an option to purchase 100,000 shares of common stock, and Mr. Bald was granted an option to purchase 50,000 shares of common stock. The option price was $0.33 per share, which represents the closing sale price of a share of common stock on the grant date (the fair market value). The shares of restricted stock vest ratably over a three year period from the date of grant, based upon continued service as an employee, or earlier in the event of death or disability or change of control. Prior to vesting, Messrs. Werner and Bald are entitled to receive dividends on the shares of restricted stock (dividends paid in shares of common stock are subject to the same risk of forfeiture and restrictions on transferability as the restricted shares) and to exercise voting rights. All of the options vest ratably over a four year period from the date of grant, and expire ten years from the date of grant.

At March 31, 2008, the 2003 Stock Option Plan had outstanding options to purchase 40,900 shares at an exercise price of $4.72 per share which were exercisable, and outstanding options to purchase 150,000 shares at an exercise price of $0.33 per share, which were not exercisable

At the shareholder meeting on June 5, 2007, the shareholders approved the adoption of the 2007 Non-Employee Director Stock Plan. The plan makes available 200,000 shares of common stock for the payment of director fees in shares of common stock. The plan also allows directors to elect to receive shares of common stock in lieu of cash fees. Any shares issued under a director’s election to receive shares of common stock in lieu of cash fees, would not reduce the 200,000 share amount discussed above. On January 31, 2008, one director received 22,222 shares of common stock (valued at $10,000) in lieu of payment of director fees in cash.

Under the 2003 Stock Option Plan, the exercise prices for stock options may not be less than the fair market value of the optioned stock at the date of grant. The exercise price of all options granted was equal to the market value of the stock on the date of the grant. Options may be exercised based on the vesting schedule outlined in the agreement. Options granted under the 2003 Stock Option Plan are considered “non-qualified stock options” as defined the Code. All options must be exercised within ten years of the date of grant.

NOTE 13.	INCOME (LOSS) PER SHARE

See Exhibit 11.1 for the computation of the net income (loss) per common share.

NOTE 14.	COMMITMENTS

There were no undisbursed construction or loan commitments at March 31, 2008.

NOTE 15.	RECENT ACCOUNTING PRONOUNCEMENTS

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

Establishing Standards on Measuring Fair Value
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. The statement establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. The Company adopted SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 has not had a material impact on the Company’s consolidated financial statements.

Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined BenefitPension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 amends SFAS No. 87, 88, 106 and 132(R). SFAS No. 158 requires employers to recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status. Secondly, it requires employers to measure the plans assets and obligations that determine its funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur with the changes reported in comprehensive income. The provisions of SFAS No. 158 were adopted by the Company on January 1, 2007. Since the Company does not have any defined benefit plan or other postretirement plans, SFAS No. 158 did not have an impact on the Company’s consolidated financial statements.

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

Fair Value Option
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to elect the fair value option may be applied instrument by instrument, is irrevocable and is applied to the entire instrument and not to only specified risks, specific cash flows or portions of that instrument. An entity is restricted in choosing the dates to elect the fair value option for an eligible item. The provisions of SFAS No. 159 were adopted by the Company on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.

Noncontrolling Interests
In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements,”an amendment of ARB No. 51, (“SFAS No. 160”). This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. The Company is required to adopt SFAS No. 160 on January 1, 2009. Management of the Company is currently evaluating the potential impact of SFAS No. 160 on the Company’s consolidated financial statements.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion and analysis of the Company’s financial condition and results of operations including information on the Company’s critical accounting policies and liquidity. Information contained in this Management’s Discussion and Analysis or Plan of Operation should be read in conjunction with the disclosure regarding “Forward-Looking Statements”, as well as the discussion set forth in “Item 1. Financial Statements”.

Overview

Amounts presented as of March 31, 2008, and December 31, 2007, and for the three month periods ended March 31, 2008 and 2007, include the consolidation of the Parent, LMOD and LPI. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

As noted above, the consumer products business segment has incurred net losses and negative cash flows from operating activities over the past five years, and the Company has an accumulated deficit of $7.95 million at March 31, 2008. The Company anticipates generating losses for the next twelve months. The Company’s financial condition may make it more difficult for the Company to market its products to new and existing customers. Based on the Company’s financial performance and its current financial condition, the Company’s audit report in the Annual Report contains an explanatory paragraph for going concern uncertainty, pursuant to which the Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. Management anticipates, based on current projections and absent any adverse factors outside the control of the Company, that the cash that will be generated from additional asset sales and existing operations together with existing cash balances and other potential sources of financing, such as the loan agreements that the Company entered into during 2007 providing for $1.75 million of funding (See Note 9 in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-QSB), should be sufficient to provide the necessary cash to meet operating and working capital requirements through December 31, 2008. However, the Company anticipates that it will not have sufficient funds to redeem its preferred stock by July 1, 2008, the redemption date. The Company is actively pursuing various alternatives to address all of its financial obligations, including the redemption of preferred stock, which could include a financing transaction, a disposition of assets, a recapitalization of the Company, or a strategic business combination. However, there can be no assurance that the Company will be able to generate enough revenue and/or effect a transaction to address its financial obligations.

The Company is required to redeem $9.39 million of preferred stock by July 1, 2008, to the extent the Company has legally available funds for the redemption and it is otherwise permitted under Wisconsin law. In accordance with Section 180.0640 of the Wisconsin Business Corporation Law, the Company may not redeem shares of preferred stock if, after giving effect to the redemption, either of the following would occur: (1) the Company would not be able to pay its debts as they become due in the usual course of business; or (2) the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the redemption, to satisfy the preferential rights upon dissolution of shareholders (if any) whose preferential rights are superior to those of the holders of the preferred stock.

The Company will have sufficient funds to redeem the preferred stock and to continue to pay dividends on the preferred stock only if the consumer products business segment can generate sufficient earnings (the consumer products business segment has realized losses from operations for the last five years) and/or is able to raise funds from other sources. If the preferred stock is not redeemed by July 1, 2008, then the Company is obligated to redeem the preferred stock as soon as it has legally available funds for the redemption. Dividends continue to accrue and be payable following the failure to redeem at the interest rate applicable prior to July 1, 2008 (5.37%). The holders of preferred stock have the right to elect a majority of the Board of Directors if at any time accumulated dividends equal to at least two full years’ dividends are due and unpaid. Management believes based on its review of the documents and discussions with lenders, that failure to redeem the preferred stock on July 1, 2008, will not be an event of default under the loan agreements that the Company entered into during 2007. Nonetheless, if the Company is unable to redeem the preferred stock, the Company’s business, financial condition and results of operations could be materially adversely affected.

Income Tax Status

For the year ended December 31, 2007, the Company (consisting of the Parent, LMOD and LPI) operated as a C Corporation under the Code. The Company intends to file a consolidated federal income tax return for the year ended December 31, 2007, and filed a consolidated federal income tax return for the year ended December 31, 2006.

Tax Benefits

The Company accounts for income taxes using an asset and liability approach, which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s consolidated financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. There were no income tax benefits recognized for the year ended December 31, 2007, due to changes in the valuation allowance because of the Company’s continued income tax losses. At March 31, 2008 and December 31, 2007, the Company’s valuation allowance was approximately $6.17 million and $5.85 million, respectively. As of December 31, 2007, the Company had unused net operating loss carryforwards of approximately $14.0 million available to offset against future federal taxable income and approximately $10.2 million to offset against future state taxable income. These net operating loss carryforwards comprise a significant portion of the valuation allowance.

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

Leased properties listed for sale. Leased properties are classified as listed for sale or under contract to be sold, when a property is listed for sale and/or under contract to be sold within the next twelve months. Leased properties are valued at the lower of depreciated cost (carrying value) or estimated net realizable value.

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

Results of Operations

For the three months ended March 31, 2008 and March 31, 2007

The Company’s total net loss for the three months ended March 31, 2008, equaled $799,145, or $0.21 per common share (diluted), compared to a net loss of $847,675, or $0.23 per common share (diluted), for the three months ended March 31, 2007.

Consumer Products

The consumer products business segment’s net loss for the three months ended March 31, 2008, totaled $659,520 compared to a net loss of $743,997 for the three months ended March 31, 2007.

Net sales for the three months ended March 31, 2008, increased 12% to $2.44 million from $2.18 million for the three months ended March 31, 2007. During the first quarter of 2008, LMOD’s net sales were $709,756 (a decrease of $332,535 from the first quarter of 2007) and LPI’s net sales were $1,726,649 (an increase of $591,389 from the first quarter of 2007). At LMOD, net sales in the ASC category declined $0.33 million reflecting decreased sales of both dolls and accessories. Sales of the “Playbabies” line decreased $0.06 million while sales of the “Middleton NOW” line increased $0.06 million. Retail sales remained the same for both periods. During the first quarter of 2008, LMOD’s dealers and individual store owners have experienced declining sales due to the slowing economy, while the larger retailers and regional specialty stores appear to still be selling overstocked items from the fourth quarter of 2007. The increase in net sales at LPI was primarily due to the introduction of new clock styles and home décor products resulting in increased orders for two spring promotional store rollouts.

Primarily due to the increase in sales, cost of goods sold increased 12% to $1.75 million for the three months ended March 31, 2008, compared to $1.56 million for the three months ended March 31, 2007. Total gross profit margin remained the same for both periods at 28%. LMOD’s gross profit margin increased to 32% from 30% and LPI’s gross profit margin decreased to 26% from 27% due to changes in product mix.

Total operating expenses for the three months ended March 31, 2008, were $1.36 million compared to $1.42 million for the three months ended March 31, 2007, a 4% decrease. Sales and marketing expenses decreased $19,472 when comparing the first quarter of 2008 to the first quarter of 2007. LMOD reduced sales and marketing expense by $24,505 primarily due to reductions in salaries, employee benefits and royalty expense. LPI had an increase of $5,033 due to increases in travel expenses and sample costs related to the increased sales. New product development decreased $45,149 when comparing the first quarter of 2008 to the first quarter of 2007. LMOD reduced new product development expense by $26,409 primarily due to reductions in salaries, employee benefits, freight and sample expense. LPI had a decrease of $18,740 primarily due to decreases in salaries and travel expense. General and administrative expenses decreased $2,206 when comparing the first quarter of 2008 to the first quarter of 2007. LMOD reduced general and administrative expense by $36,255 primarily due to reductions in salaries, depreciation and travel expense. LPI had an increase of $52,095 related primarily to moving expenses. In January of 2008, the Parent and LPI relocated from Hartland, Wisconsin, to rented space in Waukesha, Wisconsin. Corporate expenses decreased $18,046 primarily due to a decrease in legal expense.

Other income for the first quarter of 2008 totaled $16,609 compared to $59,628 for the first quarter of 2007. Other income in 2008 is primarily composed of interest income on cash holdings. In the first quarter of 2007, other income included $30,750 of rental income from a tenant in the Company’s headquarter building previously owned by LPI as well as interest income on cash holdings.

Financial Services

The financial services business segment’s net loss for the first quarter of 2008 was $13,500 as compared to net income in the first quarter of 2007 of $40,328.

Prior to January 1, 2006, the financial services business segment consisted of the Parent and its wholly-owned subsidiary BMSBLC. On January 1, 2006, BMSBLC was merged with and into LMOD with LMOD as the surviving corporation. During 2006, the Company sold substantially all of the assets of the financial services business segment and used the net proceeds to pay off indebtedness, to fund working capital at the consumer products business segment, to pay preferred stock dividends, and to partially redeem shares of the Company’s outstanding preferred stock. The Company does not intend to continue in the financial services business segment after all of the segment’s assets are sold or otherwise liquidated.

At March 31, 2008, LMOD’s gross loan portfolio consisted of three loans totaling $209,563, one in the amount of $41,775, which is in foreclosure proceedings. No interest income was accrued or received on these non-accrual loans during the three months ended March 31, 2008 and 2007. In the first quarter of 2007, interest income was collected on two loans which were subsequently paid off in 2007.

At March 31, 2008, LMOD’s real estate portfolio consisted of one commercial property located in Oconomowoc, Wisconsin. During the first quarter of 2008, a portion of the building’s warehouse space was leased on a month-to-month basis resulting in $2,200 of rental income. The property was fully leased to a different tenant in the first quarter of 2007 resulting in $45,855 of rental income. The property was not subject to depreciation expense during the first quarter of 2008. Other operating expenses increased in the first quarter of 2008 due to maintenance and repairs on the property and due to the accrual of real estate taxes on the property.

During the first quarter of 2008, other income is composed of interest income on cash holdings and miscellaneous receipts. During the first quarter of 2007, other income also included interest from the former building tenant.

Corporate

In the first quarter of 2008, the Company paid the usual dividend rate of $0.335625 per share on 375,790 outstanding shares of preferred stock. In the first quarter of 2007, the Company paid the usual dividend rate of $0.335625 per share on 414,617 outstanding shares of preferred stock. These amounts are reflected in the Consolidated Statements of Operations as interest expense of $126,125 and $139,156 for the respective periods. In September of 2007, the Company redeemed 38,827 shares of preferred stock at a price of $14.00 per share. In the first quarter of 2007, expenses of $4,850 were recorded which related to the redemption of preferred stock in November of 2006.

Liquidity and Capital Resources

The consumer products business segment has incurred net losses and negative cash flows from operating activities over the past five years, and the Company has an accumulated deficit of $7.95 million at March 31, 2008. The Company anticipates generating losses for the next twelve months. The Company’s financial condition may make it more difficult for the Company to market its products to new and existing customers. Based on the Company’s financial performance and its current financial condition, the Company’s Annual Report contains an explanatory paragraph for going concern uncertainty, pursuant to which the Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern.

For a more detailed discussion of the Company’s going concern qualification and obligation to redeem the preferred stock, please see the discussion under “Management’s Discussion and Analysis or Plan of Operation - Overview”.

Consumer Products

Total assets of the consumer products business segment were $10.69 million as of March 31, 2008, and $11.92 million as of December 31, 2007, a 10% decrease. Cash decreased to $1.63 million at March 31, 2008, from $2.17 million at December 31, 2007. The cash was used primarily to fund operations and to pay the preferred stock dividend.

Accounts receivable, net of the allowance for doubtful accounts, decreased to $1.37 million at March 31, 2008, from $2.20 million at December 31, 2007, due to normal collections after the year-end selling season. LPI’s receivables increased $0.31 million due to first quarter sales and LMOD’s receivables decreased $1.14 million.

Inventory and prepaid inventory, net of the allowance for obsolete and excess inventory, increased to $5.76 million at March 31, 2008, compared to $5.58 million at December 31, 2007. LMOD’s inventory increased $0.21 million to $3.53 million due to new spring product introductions. LPI’s inventory decreased by $0.03 million to $2.23 million due to first quarter sales.

Other prepaid expenses decreased $3,216 from December 31, 2007 to March 31, 2008. Property and equipment, net of accumulated depreciation, decreased by $42,729 as of March 31, 2008, compared to December 31, 2007. Property and equipment expenditures increased by $44,446 while accumulated depreciation increased by $87,175 during the first three months of 2008.

Current liabilities decreased $0.48 million to $0.53 million at March 31, 2008, from $1.01 million at December 31, 2007, primarily due to payments to vendors by LPI. LMOD’s liabilities decreased $0.03 million to $0.31 million and LPI’s liabilities decreased $0.45 million to $0.22 million.

Financial Services

Total assets of the financial services business segment were $1.66 million as of March 31, 2008, and $1.69 million as of December 31, 2007, a 2% decrease. Cash decreased to $70,724 at March 31, 2008 from $126,178 at December 31, 2007, due to payment of the preferred stock dividend.

At March 31, 2008 and December 31, 2007, LMOD’s gross loan portfolio consisted of three loans totaling $209,563, one in the amount of $41,775, which is in foreclosure proceedings. During the year ended December 31, 2006, management established a loan loss allowance of $250,000 against the non-accrual loans. One loan totaling $186,187, which was in foreclosure proceedings, was charged off against the loan loss reserve in the second quarter of 2007, leaving $63,813 in the loan loss reserve. No interest income was accrued or received on these non-accrual loans during the three months ended March 31, 2008 and 2007. Management believes that there is sufficient collateral for these loans to repay the $145,750 in outstanding loan balances.

At March 31, 2008 and December 31, 2007, LMOD’s real estate portfolio consisted of one commercial property located in Oconomowoc, Wisconsin. The building has been listed for sale for $2.0 million since April of 2006. The latest appraisal that management has obtained for this facility indicated that the market value approximated the book value and management has concluded that the asset is not impaired.

Other assets, consisting of prepaid items, totaled $49,239 at March 31, 2008 and $27,062 at December 31, 2007. Accrued liabilities, totaling $167,222 at March 31, 2008, and $167,740 at December 31, 2007, consisted primarily of items related to the commercial property.

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

The Company will have sufficient funds to redeem the preferred stock and to continue to pay dividends on the preferred stock only if the consumer products business segment can generate sufficient earnings (the consumer products business segment has realized losses from operations for the last five years) and/or is able to raise funds from other sources. If the preferred stock is not redeemed by July 1, 2008, then the Company is obligated to redeem the preferred stock as soon as it has legally available funds for the redemption, and dividends continue to accrue and be payable following the failure to redeem at the interest rate applicable prior to July 1, 2008 (5.37%). The holders of preferred stock have the right to elect a majority of the Board of Directors if at any time accumulated dividends equal to at least two full years’ dividends are due and unpaid. Management believes based on its review of the documents and discussions with lenders, that failure to redeem the preferred stock on July 1, 2008, will not be an event of default under the loan agreements that the Company entered into during 2007. Nonetheless, if the Company is unable to redeem the preferred stock, the Company’s business, financial condition and results of operations could be materially adversely affected.

Mandatorily redeemable preferred stock consisted of the following as of March 31, 2008 and December 31, 2007.

	03/31/2008	12/31/2007
Redeemable Preferred stock, 1 cent par value,	$9,394,750	$9,394,750
$25 carrying value, 3,000,000 shares authorized,
690,000 shares issued, 375,790 shares outstanding
as of March 31, 2008 and December 31, 2007,
respectively

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Internal Controls.

As of the end of the period covered by this report (the “Report”), the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that in this section of the Report, the Company present the conclusions of the CEO and the CFO about the effectiveness of the Disclosure Controls as of the end of the period covered by the Report, based on the Controls Evaluation.

In accordance with SEC rules, the Company presented the conclusions of the CEO and CFO about the effectiveness of its “internal control over financial reporting” (“Internal Controls”) as of the end of its fiscal year in the Annual Report, based on management’s evaluation of the Internal Controls.

CEO and CFO Certifications.

Attached as exhibits to this Report are two separate forms of “Certifications” of the CEO and the CFO. The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). This section of the Report is the information concerning the Controls Evaluation referred to in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

The Company’s management, including the CEO and CFO, does not expect that its Disclosure Controls or its Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; and overtime, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.

Management’s evaluation of the Company’s Disclosure Controls included a review of the controls objectives and design, the controls implementation by the Company and the effect of the controls on the information generated for use in this Report. In the course of the Controls Evaluation, the CEO and CFO sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company’s quarterly reports on Form 10-QSB. The Company’s Internal Controls are also evaluated on an ongoing basis by the Company. The overall goals of these various evaluation activities are to monitor the Company’s Disclosure Controls and the Company’s Internal Controls and to make modifications as necessary; and the Company’s intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (reflecting improvements and corrections) as conditions warrant.

As previously disclosed in the Annual Report, the Company sought in its evaluation of Internal Controls to determine, among other things, whether there were any “significant deficiencies” or “material weaknesses” in the Company’s Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company’s Internal Controls. This information was important both for the evaluation generally and because Item 5 in the Section 302 Certifications of the CEO and CFO requires that the CEO and CFO disclose that information to the Audit Committee of the Company’s Board of Directors and to the Company’s independent auditors and report on related matters in the Annual Report. Significant deficiency means a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in the Annual Report, the Company’s management and Audit Committee were notified by Virchow, Krause & Company, LLP (“Virchow Krause”), the Company’s independent registered public accounting firm, that during the course of their audit of the Company’s consolidated financial statements for 2007 they identified a potential material weakness. After consultation with Virchow Krause, the Company concluded that it had a material weakness due to the size of the Company and the limited number of persons involved in the accounting functions, as the Company does not have a proper segregation of duties and because the possibility of management override of controls exists. In addition, the magnitude of a material error is very low given the Company’s quantitative values of income, equity and total assets. This fact makes it very difficult to detect a material error even through monitoring controls. To some degree, the Company mitigates the risk of misstatement through certain of its entity-wide controls including the CEO’s review of the financial statements, and the Audit Committee’s review and approval of its regulatory filings, but there can be no assurance such actions will effectively mitigate the material weakness. However, the Company’s size and financial resources prevent it from being able to employ sufficient resources to enable it to have adequate segregation of duties within its internal control system. The Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As previously disclosed in the Annual Report, based upon management’s evaluation of the Internal Controls, the Company’s CEO and CFO concluded that because of the material weakness discussed above, the Company’s Internal Controls were not effective as of December 31, 2007. However, they concluded that this Internal Controls material weakness did not impact the quality of the financial information in the Annual Report and that the consolidated financial statements included in the Annual Report fairly state, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Disclosure Controls Conclusion.

Based upon the Controls Evaluation, the Company’s CEO and CFO have concluded that the Company’s Disclosure Controls were effective as of March 31, 2008, to ensure that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and then accumulated and communicated to management, including the CEO and CFO, as appropriate, to make timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting.

Based on an evaluation performed by the Company’s management, with the participation of the CEO and CFO, except as identified above, there were no changes in the Company’s Internal Controls identified in such evaluation that occurred during the quarter ended March 31, 2008 that have materially affected, or are likely to materially affect, the Company’s Internal Controls.

PART II. OTHER INFORMATION

Item 6.	EXHIBITS

List of Exhibits

The Exhibits to this Quarterly Report on Form 10-QSB are identified on the Exhibit Index hereto.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

THE MIDDLETON DOLL COMPANY
(Registrant)
Date: May 15, 2008	/s/ Salvatore L. Bando
Salvatore L. Bando
President and Chief Executive Officer
Date: May 15, 2008	/s/ Craig R. Bald
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