Form 10-Q
period 2008-06-30
MIDDLETON DOLL CO
filed 2008-08-14
CIK 723209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008

or

[_]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

Commission file number: 033-51406

THE MIDDLETON DOLL COMPANY
(Exact name of registrant as specified in its charter)

Wisconsin	39-1364345
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

N22 W23977 Ridgeview Parkway, Suite 700
Waukesha, Wisconsin
53188-1000
(Address of principal executive offices)

(262) 347-2904
(Registrant’s telephone number, including area code)

        Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [X]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

        On July 28, 2008, there were 3,835,922 shares outstanding of the registrant’s common stock, 6-2/3 cents par value.

THE MIDDLETON DOLL COMPANY
FORM 10-Q INDEX

Forward-Looking Statements		3

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and
	December 31, 2007	4
	Condensed Consolidated Statements of Operations - For the Three Months and
	Six Months Ended June 30, 2008 and 2007 (Unaudited)	6
	Condensed Consolidated Statements of Changes in Shareholders' Equity - For the Six
	Months Ended June 30, 2008 and 2007 (Unaudited)	8
	Condensed Consolidated Statements of Cash Flows - For the Six Months Ended
	June 30, 2008 and 2007 (Unaudited)	9
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4T.	Controls and Procedures	27
PART II.	OTHER INFORMATION
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 6.	Exhibits	31
	Signatures	32
	Exhibit Index	33

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

In addition to statements regarding trends or estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, forward-looking statements included or incorporated in this report include, but are not limited to statements regarding future:

•	revenues or expenses, and
•	financing sources and strategic alternatives.

Forward-looking statements involve a number of risks and uncertainties. There are many factors that could cause actual results to differ materially from those expressed or implied in this report. Some risk factors that could cause results different from any forward-looking statement include those described in Item 1 of the Annual Report on Form 10-KSB for the year ended December 31, 2007. Other factors include:

•	the ability of the Company to continue as a going concern;
•	the ability of the Company to provide the necessary cash to meet operating and working capital requirements;
•	the ability of the Company to provide the necessary cash to redeem the remaining outstanding preferred stock;
•	declining demand for the Company's consumer products;
•	the degree of success of the strategy to reduce expenses and to increase revenue at the consumer products business segment;
•	competition;
•	general economic conditions, including the condition of the local real estate market;
•	legislative/regulatory changes;
•	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
•	the quality or composition of the loan and real estate portfolios;
•	payment when due of principal and interest on loans made by the Company;
•	the necessity to make additions to the Company's allowance for doubtful accounts;
•	the necessity to make additions to the Company's allowance for obsolete inventory; and
•	the timing of sale and the selling price of the Company's commercial property.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 1.	FINANCIAL STATEMENTS

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2008	December 31, 2007
	(Unaudited)
CONSUMER PRODUCTS
Current Assets:
Cash and cash equivalents	$1,281,458	$2,170,068
Accounts receivable, net	1,224,204	2,200,589
Inventory, net	5,457,453	4,836,252
Prepaid inventory	240,682	742,441
Other prepaid expenses	123,546	114,630

Total current assets	8,327,343	10,063,980
Property and equipment, net	1,846,487	1,855,989

Total Consumer Products Assets	10,173,830	11,919,969

FINANCIAL SERVICES
Cash and cash equivalents	76,723	126,178
Loans held for investment, net	145,750	145,750
Leased property, net, listed for sale or under
contract to be sold	1,392,512	1,392,512
Other assets	31,937	27,062

Total Financial Services Assets	1,646,922	1,691,502

TOTAL ASSETS	$11,820,752	$13,611,471

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2008	December 31, 2007
	(Unaudited)
LIABILITIES
CONSUMER PRODUCTS
Accounts payable	$522,300	$725,281
Accrued royalties	3,435	5,777
Accrued real estate and personal property taxes	65,719	53,000
Accrued salaries	56,853	69,644
Accrued vendor rebates	731	70,392
Accrued liabilities	78,165	85,993

Total Current Liabilities	727,203	1,010,087

FINANCIAL SERVICES
Accrued liabilities	159,597	167,740

PREFERRED SHARES SUBJECT TO MANDATORY
REDEMPTION ON JULY 1, 2008	9,394,750	9,394,750

Total Company Liabilities	10,281,550	10,572,577

SHAREHOLDERS’ EQUITY
Common stock, $0.0667 cents par value,
15,000,000 shares authorized, 4,476,599 shares issued,
3,835,922 shares outstanding at June 30, 2008 and
3,802,589 shares outstanding at December 31, 2007	295,663	293,441
Additional paid-in capital	16,642,348	16,622,671
Accumulated deficit	(8,672,887)	(7,151,296)
Treasury stock, 674,010 shares, at June 30, 2008
and December 31, 2007, at cost	(6,725,922)	(6,725,922)

	1,539,202	3,038,894

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$11,820,752	$13,611,471

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
CONSUMER PRODUCTS
NET SALES	$2,625,311	$2,248,152	$5,061,716	$4,425,703
COST OF GOODS SOLD	1,965,911	1,662,125	3,720,801	3,218,830

Gross Profit	659,400	586,027	1,340,915	1,206,873

OPERATING EXPENSES
Sales and marketing	317,319	338,119	647,832	688,104
New product development	174,298	185,776	335,692	392,319
General and administrative	786,616	759,383	1,652,353	1,627,326

Total Operating Expenses	1,278,233	1,283,278	2,635,877	2,707,749

Net operating loss	(618,833)	(697,251)	(1,294,962)	(1,500,876)

OTHER INCOME
Other income, net	12,261	49,639	28,870	109,267

CONSUMER PRODUCTS LOSS
BEFORE INCOME TAXES	$(606,572)	$(647,612)	$(1,266,092)	$(1,391,609)

FINANCIAL SERVICES
REVENUES
Interest on loans	$--	$284	$--	$1,297
Rental income	--	47,870	2,200	93,725
Other income	23,630	6,006	25,320	11,580

Total Revenues	23,630	54,160	27,520	106,602

EXPENSES
Depreciation expense	--	9,820	--	19,640
Other operating expenses	13,380	5,502	30,770	7,796

Total Expenses	13,380	15,322	30,770	27,436

FINANCIAL SERVICES INCOME
(LOSS) BEFORE INCOME TAXES	$10,250	$38,838	$(3,250)	$79,166

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (Continued)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
TOTAL COMPANY
INCOME (LOSS) BEFORE TOTAL
COMPANY OTHER EXPENSE AND
INCOME TAX EXPENSE
Consumer products	$(606,572)	$(647,612)	$(1,266,092)	$(1,391,609)
Financial services	10,250	38,838	(3,250)	79,166

Total Company	(596,322)	(608,774)	(1,269,342)	(1,312,443)
OTHER EXPENSE
Interest expense related to preferred stock	(126,124)	(139,156)	(252,249)	(278,312)
Preferred stock redemption expense	--	--	--	(4,850)
INCOME TAX EXPENSE	--	--	--	--

NET LOSS	$(722,446)	$(747,930)	$(1,521,591)	$(1,595,605)

Loss per common share	$(0.19)	$(0.20)	$(0.40)	$(0.42)

Weighted average shares
outstanding (diluted)	3,832,137	3,799,292	3,824,689	3,763,639

Dividend paid per preferred
stock share	$0.335625	$0.335625	$0.335625	$0.335625

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
BALANCES - December 31, 2006	$293,441	$16,607,688	$(5,655,537)	$(6,725,922)	$4,519,670
Net loss six months ended
June 30, 2007	--	--	(1,595,605)	--	(1,595,605)
Stock-based compensation	--	11,222	--	--	11,222

BALANCES - June 30, 2007	$293,441	$16,618,910	$(7,251,142)	$(6,725,922)	$2,935,287

BALANCES - December 31, 2007	$293,441	$16,622,671	$(7,151,296)	$(6,725,922)	$3,038,894
Net loss six months ended
June 30, 2008	--	--	(1,521,591)	--	(1,521,591)
Stock-based compensation	2,222	19,677	--	--	21,899

BALANCES - June 30, 2008	$295,663	$16,642,348	$(8,672,887)	$(6,725,922)	$1,539,202

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2008	2007
CONSUMER PRODUCTS
CASH FLOWS FROM OPERATING ACTIVITIES
Segment net loss	$(1,266,092)	$(1,391,609)
Adjustments to reconcile segment net loss to
net cash flows from operating activities
Depreciation	175,756	242,264
Gain on sale of property and equipment	(3,000)	(11,975)
Stock based compensation expense	21,899	11,222
Provision for losses on accounts receivable	9,150	9,150
Net change in:
Accounts receivable	967,235	996,465
Inventory, including prepaid inventory	(119,442)	(1,314,565)
Other assets	(8,916)	(6,646)
Accounts payable	(202,981)	(40,988)
Other liabilities	(79,903)	(78,711)

Net Cash Flows used in Operating Activities	(506,294)	(1,585,393)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(166,254)	(151,832)
Proceeds from sale of property and equipment	3,000	12,300

Net Cash Flows used in Investing Activities	(163,254)	(139,532)

CASH FLOWS FROM FINANCING ACTIVITIES
Net intercompany transactions	(219,062)	1,180,350

Net Change in Cash and Cash Equivalents	(888,610)	(544,575)
CASH AND CASH EQUIVALENTS - BEGINNING
OF PERIOD	2,170,068	961,527

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,281,458	$416,952

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$--	$--

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED)
(Unaudited)

	For the Six Months
	Ended June 30,
	2008	2007
FINANCIAL SERVICES
CASH FLOWS FROM OPERATING ACTIVITIES
Segment net income (loss)	$(3,250)	$79,166
Adjustments to reconcile segment net income (loss) to
net cash flows from operating activities
Depreciation	--	19,640
Gain on sale of property and equipment	(22,000)	--
Net change in:
Interest receivable	--	423
Tenant advance and other assets	(4,875)	20,408
Accrued liabilities	(8,143)	(28,174)

Net Cash Flows (used in) from Operating Activities	(38,268)	91,463

CASH FLOWS FROM INVESTING ACTIVITIES
Net loan repayments received	--	67,825
Proceeds from sale of property and equipment	22,000	--

Net Cash Flows from Investing Activities	22,000	67,825

CASH FLOWS FROM FINANCING ACTIVITIES
Net intercompany transactions	219,062	(1,180,350)

Net Cash Flows from (used in) Financing Activities	219,062	(1,180,350)

Net Cash Flows from (used in) Financial Services	202,794	(1,021,062)
Preferred stock redemption expense	--	(4,850)
Interest paid related to preferred stock	(252,249)	(278,312)

Net Cash Flows used in Preferred Stock payments	(252,249)	(283,162)

Net Change in Cash and Cash Equivalents	(49,455)	(1,304,224)
CASH AND CASH EQUIVALENTS - BEGINNING
OF PERIOD	126,178	1,738,561

CASH AND CASH EQUIVALENTS - END OF PERIOD	$76,723	$434,337

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$252,249	$278,312

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of June 30, 2008 and December 31, 2007, the results of operations, the statements of changes in shareholders’ equity and cash flows for the three months and six months ended June 30, 2008 and 2007 have been made. Such adjustments consisted only of normal recurring items. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 (the “Annual Report”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report.

The condensed consolidated balance sheets for the consumer products business segment are classified due to its normal business cycle being less than twelve months. The financial services business segment’s condensed consolidated balance sheets are not classified as its normal business cycle is greater than twelve months.

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of allowances for loan losses, doubtful accounts and the valuation of inventories and deferred income tax assets. See the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies”.

NOTE 3.	GOING CONCERN, LIQUIDITY AND CAPITAL RESOURCES

The consumer products business segment has incurred net losses and negative cash flows from operating activities over the past five years, and the Company has an accumulated deficit of $8.67 million at June 30, 2008. The Company anticipates generating losses for the next twelve months. The Company’s financial condition may make it more difficult for the Company to market its products to new and existing customers. Based on the Company’s financial performance and its current financial condition, the Company’s audit report in the Annual Report contains an explanatory paragraph for going concern uncertainty, pursuant to which the Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. Management anticipates, based on current projections and absent any adverse factors outside the control of the Company, that the cash that will be generated from additional asset sales and existing operations together with existing cash balances and other potential sources of financing, such as the loan agreements that the Company entered into during 2007 providing for $1.75 million of funding (See Note 9), should be sufficient to provide the necessary cash to meet operating and working capital requirements through June 30, 2009. However, the Company did not have sufficient legally available funds to redeem its preferred stock on July 1, 2008, the redemption date. The Company is actively pursuing various alternatives to address all of its financial obligations, including the redemption of preferred stock, which could include a financing transaction, a disposition of assets, a recapitalization of the Company, or a strategic business combination. However, there can be no assurance that the Company will be able to generate enough revenue and/or effect a transaction to address its financial obligations.

The Company was required to redeem $9.39 million of preferred stock in lump sum by July 1, 2008, to the extent the Company had legally available funds for the redemption and it was otherwise permitted under Wisconsin law. In accordance with Section 180.0640 of the Wisconsin Business Corporation Law, the Company may not redeem shares of preferred stock if, after giving effect to the redemption, either of the following would occur: (1) the Company would not be able to pay its debts as they become due in the usual course of business; or (2) the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the redemption, to satisfy the preferential rights upon dissolution of shareholders (if any) whose preferential rights are superior to those of the holders of the preferred stock. The Company did not have sufficient legally available funds to redeem the $9.39 million of preferred stock on July 1, 2008, as the Company would not have been able to pay its debts as they became due in the usual course of business had it redeemed the preferred stock.

In the future, the Company will have sufficient funds to redeem the preferred stock and to continue to pay dividends on the preferred stock only if the consumer products business segment can generate sufficient earnings (the consumer products business segment has realized losses from operations for the last five years) and/or is able to raise funds from other sources. Since the preferred stock was not redeemed on July 1, 2008, the Company is now obligated to redeem the preferred stock as soon as it has legally available funds for the redemption. Dividends continue to accrue and be payable, following the failure to redeem, at the interest rate applicable prior to July 1, 2008 (5.37%). The holders of preferred stock have the right to elect a majority of the Board of Directors if at any time accumulated dividends equal to at least two full years’ dividends are due and unpaid. Management believes based on its review of the documents and discussions with lenders, that failure to redeem the preferred stock on July 1, 2008, was not an event of default under the loan agreements that the Company entered into during 2007. Nonetheless, as long as the Company is unable to redeem the preferred stock, the Company’s business, financial condition and results of operations could be materially adversely affected.

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

Inventories of LMOD and LPI are valued at the lower of cost or market using the first-in, first-out (FIFO) method to determine cost. The components of inventory are as follows:

	June 30, 2008	December 31, 2007
Raw materials	$179,744	$200,093
Finished goods	5,712,595	5,117,021

	5,892,339	5,317,114
Allowance for obsolete and excess inventory	(434,886)	(480,862)

	$5,457,453	$4,836,252

NOTE 5.	ALLOWANCES FOR DOUBTFUL ACCOUNTS AND LOANS

Accounts receivable are stated net of a $141,372 allowance for doubtful accounts as of June 30, 2008, and a $181,333 allowance as of December 31, 2007. Loans held for investment are stated net of a $63,813 allowance for doubtful loans as of June 30, 2008 and December 31, 2007.

NOTE 6.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated using straight-line methods for financial statement purposes and accelerated methods for income tax purposes. Depreciation expense for the consumer products business segment was $175,756 and $242,264 for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008, the carrying cost of property and equipment at LPI was $75,196 and at LMOD was $1,771,291. The primary component of the property and equipment account at LMOD is the building and land located in Belpre, Ohio, with a carrying cost of $1,123,478 at June 30, 2008. A recent appraisal of this facility indicates that the fair market value exceeds the book value.

NOTE 7.	LOANS HELD FOR INVESTMENT

At June 30, 2008 and December 31, 2007, LMOD’s gross loan portfolio consisted of three loans totaling $209,563, one in the amount of $41,775, which is in foreclosure proceedings. During the year ended December 31, 2006, management established a loan loss allowance of $250,000 against the non-accrual loans. One loan totaling $186,187, which was in foreclosure proceedings, was charged off against the loan loss reserve in the second quarter of 2007, leaving $63,813 in the loan loss reserve. No interest income was accrued or received on these non-accrual loans during the six months ended June 30, 2008 and 2007. Management makes certain assumptions when establishing the allowance for loan loss. The assumptions include that the borrower is able to find a finance company that is willing to refinance certain real estate and that the equity in this certain real estate is sufficient to repay the amount owed to the Company. Management believes that the collateral for these loans is sufficient to repay the $145,750 in outstanding net loan balances.

NOTE 8.	LEASED PROPERTIES

At June 30, 2008 and December 31, 2007, LMOD’s real estate portfolio consisted of one commercial property located in Oconomowoc, Wisconsin. The carrying cost of the property is summarized in the following table.

Leased Properties, Listed for Sale or Under Contract to be Sold

	06/30/2008	12/31/2007
Land	$107,800	$107,800
Buildings	1,571,178	1,571,178

Total	1,678,978	1,678,978
Less: accumulated depreciation	(286,466)	(286,466)

Net	$1,392,512	$1,392,512

A portion of the building’s warehouse space was leased on a month-to-month basis resulting in $2,200 of rental income for the six months ended June 30, 2008. The property was fully leased to a different tenant until July 15, 2007. The building has been listed for sale for $2.0 million since April of 2006. A recent appraisal of this facility indicates that the fair market value exceeds the book value. During the second quarter of 2008, certain personal property was removed from the building and sold for $22,000.

NOTE 9.	SHORT-TERM BORROWINGS

LPI and LMOD, as co-borrowers, have entered into a loan agreement with Town Bank, Hartland, Wisconsin, providing for a line of credit of $750,000 bearing interest at 2.75% over the thirty day London Interbank Offered Rate (“LIBOR”) rate, which terminates on October 1, 2008. The note is payable upon demand and is collateralized by receivables and inventory of LPI and LMOD and is guaranteed by the Parent. The amount available under the line of credit has been reduced by a $100,000 outstanding letter of credit. There was no outstanding principal balance on the line of credit at June 30, 2008 or at December 31, 2007. The interest rate on the line of credit was 5.43% as of June 30, 2008.

On October 1, 2007, the Company entered into a loan agreement with Town Bank, Hartland, Wisconsin, providing for a term note of $1,000,000 bearing interest at 2.75% over the thirty day LIBOR rate. The note is payable on October 1, 2008, and is collateralized by the building located in Oconomowoc, Wisconsin. There was no outstanding principal balance on the note at June 30, 2008 or at December 31, 2007. The interest rate on the note was 5.43% as of June 30, 2008.

NOTE 10.	MANDATORY REDEEMABLE PREFERRED STOCK

The Company issued 690,000 shares of Adjustable Rate Cumulative Preferred Stock, Series A, in a public offering dated October 13, 1993, at $25 per share less an underwriting discount of $1.0625 per share and other issuance costs amounting to $295,221. The preferred stock was redeemable, in whole or in part at the option of the Company, on any dividend payment date during the period from July 1, 2006, to June 30, 2008, at $25 per share plus accrued and unpaid dividends. Shares of preferred stock which were not redeemed prior to July 1, 2008, were subject to mandatory redemption on that date by the Company at a price of $25 plus accrued dividends. Dividends on the preferred stock are paid quarterly at an annual rate of 5.37%.

The Company was required to redeem $9.39 million of preferred stock in lump sum by July 1, 2008, to the extent the Company had legally available funds for the redemption and it was otherwise permitted under Wisconsin law. In accordance with Section 180.0640 of the Wisconsin Business Corporation Law, the Company may not redeem shares of preferred stock if, after giving effect to the redemption, either of the following would occur: (1) the Company would not be able to pay its debts as they become due in the usual course of business; or (2) the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the redemption, to satisfy the preferential rights upon dissolution of shareholders (if any) whose preferential rights are superior to those of the holders of the preferred stock. The

Company did not have sufficient legally available funds to redeem the $9.39 million of preferred stock on July 1, 2008, as the Company would not have been able to pay its debts as they became due in the usual course of business had it redeemed the preferred stock.

The preferred stock has been classified as a liability in accordance with SFAS No. 150 because the shares are subject to mandatory redemption on a fixed date and at a fixed amount. Dividends on the preferred stock are classified as interest expense in the accompanying statements of operations.

In the future, the Company will have sufficient funds to redeem the preferred stock and to continue to pay dividends on the preferred stock only if the consumer products business segment can generate sufficient earnings (the consumer products business segment has realized losses from operations for the last five years) and/or is able to raise funds from other sources. Since the preferred stock was not redeemed on July 1, 2008, the Company is now obligated to redeem the preferred stock as soon as it has legally available funds for the redemption. Dividends continue to accrue and be payable, following the failure to redeem, at the interest rate applicable prior to July 1, 2008 (5.37%). The holders of preferred stock have the right to elect a majority of the Board of Directors if at any time accumulated dividends equal to at least two full years’ dividends are due and unpaid. Management believes based on its review of the documents and discussions with lenders, that failure to redeem the preferred stock on July 1, 2008, was not an event of default under the loan agreements that the Company entered into during 2007. Nonetheless, as long as the Company is unable to redeem the preferred stock, the Company’s business, financial condition and results of operations could be materially adversely affected.

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

Mandatorily redeemable preferred stock consisted of the following as of June 30, 2008 and December 31, 2007:

	06/30/2008	12/31/2007
Redeemable Preferred stock, 1 cent par value,	$9,394,750	$9,394,750
$25 carrying value, 3,000,000 shares authorized,
690,000 shares issued, 375,790 shares outstanding
as of June 30, 2008 and December 31, 2007,
respectively

NOTE 11.	INCOME TAXES

For the year ended December 31, 2007, the Company (consisting of the Parent, LMOD and LPI) operated as a C Corporation under the Code. The Company intends to file a consolidated federal income tax return for the year ended December 31, 2007, and filed a consolidated federal income tax return for the year ended December 31, 2006.

The Company accounts for income taxes using an asset and liability approach, which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s consolidated financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. There were no income tax benefits recognized for the six months ended June 30, 2008 and 2007, due to changes in the valuation allowance because of the Company’s continued income tax losses. At June 30, 2008, the Company’s valuation allowance was approximately $6.45 million.

There were no unrecognized tax benefits for the quarter ended June 30, 2008, due to the Company’s net losses. No interest or penalties relating to income taxes are included in these financial statements.

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

At December 31, 2007, the Company had a stock-based employee compensation plan, the 2003 Stock Option Plan. Prior to the adoption of SFAS No. 123R, the Company accounted for plans under the recognition and measurement principles of APB Opinion No. 25 which resulted in no compensation expense being recorded. Under SFAS No. 123R, stock based compensation of $21,899 was recognized in the six months ended June 30, 2008, and $11,222 was recognized in the six months ended June 30, 2007.

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

At June 30, 2008, the 2003 Stock Option Plan had outstanding options to purchase 40,900 shares at an exercise price of $4.72 per share which were exercisable, and outstanding options to purchase 150,000 shares at an exercise price of $0.33 per share, 37,500 of which were exercisable (the remaining 112,500 shares were unvested as of June 30, 2008).

At the shareholder meeting on June 5, 2007, the shareholders approved the adoption of the 2007 Non-Employee Director Stock Plan. The plan makes available 200,000 shares of common stock for the payment of director fees in shares of common stock. The plan also allows directors to elect to receive shares of common stock in lieu of cash fees. Any shares issued under a director’s election to receive shares of common stock in lieu of cash fees, would not reduce the 200,000 share amount discussed above. On January 31, 2008, one director received 22,222 shares of common stock (valued at $10,000) in lieu of payment of director fees in cash. On May 2, 2008, the same director received 11,111 shares of common stock (valued at $3,000) in lieu of payment of director fees in cash.

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

See Exhibit 11.1 for the computation of the net loss per common share.

NOTE 14.	COMMITMENTS

There were no undisbursed construction or loan commitments at June 30, 2008.

NOTE 15.	RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Uncertainty in Income Taxes
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 were adopted by the Company on January 1, 2007. The adoption of FIN No. 48 has not had a material impact on the Company’s consolidated financial statements.

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

Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (“SFAS No. 161”). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. Management of the Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations including information on the Company’s critical accounting policies and liquidity. Information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the disclosure regarding “Forward-Looking Statements”, as well as the discussion set forth in “Item 1. Financial Statements”.

Overview

Amounts presented as of June 30, 2008, and December 31, 2007, and for the six and three month periods ended June 30, 2008 and 2007, include the consolidation of the Parent, LMOD and LPI. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

During the past five years the Company has experienced a significant decrease in net sales within the consumer products business segment due to declining sales at LMOD. The consumer products business segment must significantly increase net sales in order to generate a positive cash flow from operations.

In August 2006, LMOD announced the introduction of a new and comprehensive collection of play dolls, “Playbabies”, which provides a playmate for each stage of a young girl’s early development, from newborn through age four. In April, 2007, LMOD introduced the “Middleton NOW” (“NOW”) line of collector-quality dolls which have been safety tested for children ages three and up. NOW dolls are priced between the “Playbabies” collection and the Artist Studio Collection (“ASC”) doll line and reflect a more modern and trendy look. The Newborn Nursery® dolls, which were first introduced in mid-2004, continue to appeal to young girls from age five through the pre-teen years. The ASC line of artist-designed collectible dolls has begun to introduce new artists who are designing and sculpting collectible dolls with a more realistic style. LMOD has also introduced furniture, bedding and décor items as well as doll clothing and accessories to complement the doll lines. Distribution channels for the above product lines consist primarily of dealers or individual store owners, larger retailers and regional specialty stores.

LPI has experienced some success at expanding its customer base and has been working to introduce new and updated styles of clocks and home décor items that have resulted in increased sales. LPI has reached a mature stage of development and has limited opportunities to expand its sales channels based on currently available resources.

As noted above, the consumer products business segment has incurred net losses and negative cash flows from operating activities over the past five years, and the Company has an accumulated deficit of $8.67 million at June 30, 2008. The Company anticipates generating losses for the next twelve months. The Company’s financial condition may make it more difficult for the Company to market its products to new and existing customers. Based on the Company’s financial performance and its current financial condition, the Company’s audit report in the Annual Report contains an explanatory paragraph for going concern uncertainty, pursuant to which the Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. Management anticipates, based on current projections and absent any adverse factors outside the control of the Company, that the cash that will be generated from additional asset sales and existing operations together with existing cash balances and other potential sources of financing, such as the loan agreements that the Company entered into during 2007 providing for $1.75 million of funding (see Note 9 in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q), should be sufficient to provide the necessary cash to meet operating and working capital requirements through June 30, 2009. However, the Company did not have sufficient legally available funds to redeem its preferred stock on July 1, 2008, the redemption date. The Company is actively pursuing various alternatives to address all of its financial obligations, including the redemption of preferred stock, which could include a financing transaction, a disposition of assets, a recapitalization of the Company, or a strategic business combination. However, there can be no assurance that the Company will be able to generate enough revenue and/or effect a transaction to address its financial obligations.

The Company was required to redeem $9.39 million of preferred stock in lump sum by July 1, 2008, to the extent the Company had legally available funds for the redemption and it was otherwise permitted under Wisconsin law. In accordance with Section 180.0640 of the Wisconsin Business Corporation Law, the Company may not redeem shares of preferred stock if, after giving effect to the redemption, either of the following would occur: (1) the Company would not be able to pay its debts as they become due in the usual course of business; or (2) the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the redemption, to satisfy the preferential rights upon dissolution of shareholders (if any) whose preferential rights are superior to those of the holders of the preferred stock. The Company did not have sufficient legally available funds to redeem the $9.39 million of preferred stock on July 1, 2008, as the Company would not have been able to pay its debts as they became due in the usual course of business had it redeemed the preferred stock.

In the future, the Company will have sufficient funds to redeem the preferred stock and to continue to pay dividends on the preferred stock only if the consumer products business segment can generate sufficient earnings (the consumer products business segment has realized losses from operations for the last five years) and/or is able to raise funds from other sources. Since the preferred stock was not redeemed on July 1, 2008, the Company is now obligated to redeem the preferred stock as soon as it has legally available funds for the redemption. Dividends continue to accrue and be payable, following the failure to redeem, at the interest rate applicable prior to July 1, 2008 (5.37%). The holders of preferred stock have the right to elect a majority of the Board of Directors if at any time accumulated dividends equal to at least two full years’ dividends are due and unpaid. Management believes based on its review of the documents and discussions with lenders, that failure to redeem the preferred stock on July 1, 2008, was not an event of default under the loan agreements that the Company entered into during 2007. Nonetheless, as long as the Company is unable to redeem the preferred stock, the Company’s business, financial condition and results of operations could be materially adversely affected.

Income Tax Status

For the year ended December 31, 2007, the Company (consisting of the Parent, LMOD and LPI) operated as a C Corporation under the Code. The Company intends to file a consolidated federal income tax return for the year ended December 31, 2007, and filed a consolidated federal income tax return for the year ended December 31, 2006.

Tax Benefits

The Company accounts for income taxes using an asset and liability approach, which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s consolidated financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. There were no income tax benefits recognized for the year ended December 31, 2007, due to changes in the valuation allowance because of the Company’s continued income tax losses. At June 30, 2008 and December 31, 2007, the Company’s valuation allowance was approximately $6.45 million and $5.85 million, respectively. As of December 31, 2007, the Company had unused net operating loss carryforwards of approximately $14.0 million available to offset against future federal taxable income and approximately $10.2 million to offset against future state taxable income. These net operating loss carryforwards comprise a significant portion of the valuation allowance.

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

Results of Operations

For the three months ended June 30, 2008 and June 30, 2007

The Company’s total net loss for the three months ended June 30, 2008, was $722,446, or $0.19 per common share (diluted), compared to a net loss of $747,930, or $0.20 per common share (diluted), for the three months ended June 30, 2007.

Consumer Products

The consumer products business segment’s net loss for the three months ended June 30, 2008, totaled $606,572 compared to a net loss of $647,612 for the three months ended June 30, 2007.

Net sales for the three months ended June 30, 2008, increased 17% to $2.63 million from $2.25 million for the three months ended June 30, 2007. During the second quarter of 2008, LMOD’s net sales were $956,088 (a decrease of $142,181 from the second quarter of 2007) and LPI’s net sales were $1,669,223 (an increase of $519,340 from the second quarter of 2007). At LMOD, net sales in the ASC category declined approximately $273,000 reflecting decreased sales of both dolls and accessories when comparing the second quarter of 2008 to the second quarter of 2007. Sales of the “Playbabies” line increased approximately $245,000, primarily due to a one-time special order, while sales of the “Middleton NOW” line decreased approximately $100,000. Retail sales decreased slightly when comparing the two periods. Sales at LMOD during the second quarter of the year are normally slow, however, in 2008, LMOD’s dealers and individual store owners have experienced declining sales due to the slowing economy.

The increase in net sales at LPI was primarily due to the introduction of new clock styles and home décor products resulting in increased orders for two spring promotional store rollouts.

Primarily due to the increase in sales, cost of goods sold increased 19% to $1.97 million for the three months ended June 30, 2008, compared to $1.66 million for the three months ended June 30, 2007. Total gross profit margin decreased to 25% from 26% when comparing the two periods, primarily due to the decrease in net sales in the ASC category at LMOD. LMOD’s gross profit margin decreased to 27% from 28% and LPI’s gross profit margin decreased to 24% from 25% due to changes in product mix.

Total operating expenses for the three months ended June 30, 2008 and June 30, 2007, were $1.28 million. Sales and marketing expenses decreased $20,800 when comparing the second quarter of 2008 to the second quarter of 2007. LMOD reduced sales and marketing expense by $23,536 primarily due to reductions in merchant fees, postage, advertising and royalty expense. LPI had an increase of $2,736 due to an increase in sales commissions related to LPI’s increased sales. New product development decreased $11,478 when comparing the second quarter of 2008 to the second quarter of 2007. LMOD reduced new product development expense by $7,642 primarily due to reductions in travel, freight and sample expense. LPI had a decrease of $3,836 primarily due to a decrease in salary expense. General and administrative expenses increased $27,233 when comparing the second quarter of 2008 to the second quarter of 2007. LMOD reduced general and administrative expense by $22,966 primarily due to reductions in salaries, depreciation and utilities expense. LPI had an increase of $4,725 related primarily to an increase in salary expense. Corporate expenses increased $45,474 primarily due to an increase in accounting expense and due to fees paid to certain independent directors for service on an ad hoc committee of the Board of Directors.

Other income for the second quarter of 2008 totaled $12,261 compared to $49,639 for the second quarter of 2007. Other income in 2008 is primarily composed of interest income on cash holdings and $3,000 related to a gain on disposal of fixed assets. In the second quarter of 2007, other income included $30,750 of rental income from a tenant in the Company’s headquarter building previously owned by LPI as well as interest income on cash holdings and $6,675 related to gains on disposals of fixed assets.

Financial Services

The financial services business segment’s net income for the second quarter of 2008 was $10,250 as compared to net income in the second quarter of 2007 of $38,838.

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

At June 30, 2008, LMOD’s gross loan portfolio consisted of three loans totaling $209,563, one in the amount of $41,775, which is in foreclosure proceedings. No interest income was accrued or received on these non-accrual loans during the three months ended June 30, 2008 and 2007. In the second quarter of 2007, $284 of interest income was collected on two loans which were subsequently paid off in 2007.

At June 30, 2008, LMOD’s real estate portfolio consisted of one commercial property located in Oconomowoc, Wisconsin. No rental income was received from the property during the second quarter of 2008. The property was fully leased to a tenant in the second quarter of 2007 resulting in $47,870 of rental income. The property was not subject to depreciation expense during the second quarter of 2008. Other operating expenses increased in the second quarter of 2008 due to maintenance and repairs on the property and due to the accrual of real estate taxes on the property.

During the second quarter of 2008, other income consisted of $22,000 from the sale of personal property which was removed from the commercial building in Oconomowoc, interest income on cash holdings and miscellaneous receipts. During the second quarter of 2007, other income consisted of interest income on cash holdings and miscellaneous receipts.

Corporate

In the second quarter of 2008, the Company paid the usual dividend rate of $0.335625 per share on 375,790 outstanding shares of preferred stock. In the second quarter of 2007, the Company paid the usual dividend rate of $0.335625 per share on 414,617 outstanding shares of preferred stock. These amounts are reflected in the Consolidated Statements of Operations as interest expense of $126,124 and $139,156 for the respective periods. In September of 2007, the Company redeemed 38,827 shares of preferred stock at a price of $14.00 per share.

For the six months ended June 30, 2008 and June 30, 2007

The Company’s total net loss for the six months ended June 30, 2008, was $1,521,591, or $0.40 per common share (diluted), compared to a net loss of $1,595,605, or $0.42 per common share (diluted), for the six months ended June 30, 2007.

Consumer Products

The consumer products business segment’s net loss for the six months ended June 30, 2008, totaled $1,266,092 compared to a net loss of $1,391,609 for the six months ended June 30, 2007.

Net sales for the six months ended June 30, 2008, increased 14% to $5.06 million from $4.43 million for the six months ended June 30, 2007. During the first six months of 2008, LMOD’s net sales were $1,665,844 (a decrease of $474,716 from the first six months of 2007) and LPI’s net sales were $3,395,872 (an increase of $1,110,639 from the first six months of 2007). At LMOD, net sales in the ASC category declined approximately $589,000 reflecting decreased sales of both dolls and accessories. Sales of the “Playbabies” line increased approximately $186,000, primarily due to a one-time special order of approximately $205,000 in the second quarter of 2008. Sales of the “Middleton NOW” line decreased approximately $40,000, and retail sales decreased approximately $32,000 when comparing the two periods. Sales during the first six months of the year are normally slow, however, in 2008, LMOD’s dealers and individual store owners have experienced declining sales due to the slowing economy. The increase in net sales at LPI was primarily due to the introduction of new clock styles and home décor products resulting in increased orders for two spring promotional store rollouts.

Primarily due to the increase in sales, cost of goods sold increased 16% to $3.72 million for the six months ended June 30, 2008, compared to $3.22 million for the six months ended June 30, 2007. Total gross profit margin decreased to 26% from 27% when comparing the two periods, primarily due to the decrease in net sales at LMOD. LMOD’s gross profit margin remained the same at 29% for both periods and LPI’s gross profit margin decreased to 25% from 26% due to changes in product mix.

Total operating expenses for the six months ended June 30, 2008, were $2.64 million compared to $2.71 million for the six months ended June 30, 2007, a 3% decrease. Sales and marketing expenses decreased $40,272 when comparing the first six months of 2008 to the first six months of 2007. LMOD reduced sales and marketing expense by $48,041 primarily due to reductions in salaries, employee benefits and royalty expense. LPI had an increase of $7,769 due to increases in sales commissions and sample costs related to the increased sales. New product development decreased $56,627 when comparing the first six months of 2008 to the first six months of 2007. LMOD reduced new product development expense by $34,051 primarily due to reductions in salaries, employee benefits, freight and operating supplies expense. LPI had a decrease of $22,576 primarily due to decreases in salaries and travel expense. General and administrative expenses increased $25,027 when comparing the first six months of 2008 to the first six months of 2007. LMOD reduced general and administrative expense by $59,221 primarily due to reductions in salaries, depreciation and travel and utilities expense. LPI had an increase of $56,820 related primarily to increased salaries and moving expenses. In January of 2008, the Parent and LPI relocated from Hartland, Wisconsin, to rented space in Waukesha, Wisconsin. Corporate expenses increased $27,428 primarily due to an increase in accounting expense and due to fees paid to certain independent directors for service on an ad hoc committee of the Board of Directors.

Other income for the first six months of 2008 totaled $28,870 compared to $109,267 for the first six months of 2007. Other income in 2008 is primarily composed of interest income on cash holdings and $3,000 related to a gain on disposal of fixed assets. In the first six months of 2007, other income included $61,500 of rental income from a tenant in the Company’s headquarter building previously owned by LPI as well as interest income on cash holdings and $11,975 related to gains on disposals of fixed assets.

Financial Services

The financial services business segment’s net loss for the first six months of 2008 was $3,250 as compared to net income in the first six months of 2007 of $79,166.

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

At June 30, 2008, LMOD’s gross loan portfolio consisted of three loans totaling $209,563, one in the amount of $41,775, which is in foreclosure proceedings. No interest income was accrued or received on these non-accrual loans during the six months ended June 30, 2008 and 2007. In the first six months of 2007, $1,297 of interest income was collected on two loans which were subsequently paid off in 2007.

At June 30, 2008, LMOD’s real estate portfolio consisted of one commercial property located in Oconomowoc, Wisconsin. During the first six months of 2008, a portion of the building’s warehouse space was leased on a month-to-month basis resulting in $2,200 of rental income. The property was fully leased to a different tenant in the first six months of 2007 resulting in $93,725 of rental income. The property was not subject to depreciation expense during the first six months of 2008. Other operating expenses increased in the first six months of 2008 due to maintenance and repairs on the property and due to the accrual of real estate taxes on the property.

During the first six months of 2008, other income consisted of $22,000 from the sale of personal property which was removed from the commercial building in Oconomowoc, interest income on cash holdings, and miscellaneous receipts. During the first six months of 2007, other income consisted of interest income on cash holdings and miscellaneous receipts.

Corporate

In the first six months of 2008, the Company accrued and paid the usual dividend rate of $0.335625 per share on 375,790 outstanding shares of preferred stock on April 1st and July 1st. In the first six months of 2007, the Company accrued and paid the usual dividend rate of $0.335625 per share on 414,617 outstanding shares of preferred stock on April 1st and July 1st. These amounts are reflected in the Consolidated Statements of Operations as interest expense of $252,249 and $278,312 for the respective periods. In September of 2007, the Company redeemed 38,827 shares of preferred stock at a price of $14.00 per share. In the first six months of 2007, expenses of $4,850 were recorded which related to the redemption of preferred stock in November of 2006.

Liquidity and Capital Resources

The consumer products business segment has incurred net losses and negative cash flows from operating activities over the past five years, and the Company has an accumulated deficit of $8.67 million at June 30, 2008. The Company anticipates generating losses for the next twelve months. The Company’s financial condition may make it more difficult for the Company to market its products to new and existing customers. Based on the Company’s financial performance and its current financial condition, the Company’s audit report in the Annual Report contains an explanatory paragraph for going concern uncertainty, pursuant to which the Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern.

For a more detailed discussion of the Company’s going concern qualification and obligation to redeem the preferred stock, please see the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”.

Consumer Products

Total assets of the consumer products business segment were $10.17 million as of June 30, 2008, and $11.92 million as of December 31, 2007, a 15% decrease. Cash decreased to $1.28 million at June 30, 2008, from $2.17 million at December 31, 2007. The cash was used primarily to fund operations and to pay the preferred stock dividends.

Accounts receivable, net of the allowance for doubtful accounts, decreased to $1.22 million at June 30, 2008, from $2.20 million at December 31, 2007. LPI’s net receivables totaled $811,138 at June 30, 2008, (an increase of $40,475 from December 31, 2007, due to the increase in sales during the first six months of 2008) and LMOD’s net receivables totaled $413,072 at June 30, 2008, (a decrease of $1.02 million from December 31, 2007 due to normal collections after the year-end selling season).

Inventory and prepaid inventory, net of the allowance for obsolete and excess inventory, increased to $5.70 million at June 30, 2008, compared to $5.58 million at December 31, 2007. LMOD’s net inventory of $3.58 million increased $0.26 million due to product reordering. LPI’s net inventory of $2.12 million decreased by $0.14 million due to sales during the first six months of 2008.

Other prepaid expenses increased $8,916 from December 31, 2007 to June 30, 2008. Property and equipment, net of accumulated depreciation, decreased by $9,502 as of June 30, 2008, compared to December 31, 2007. Property and equipment expenditures increased by $166,254 while accumulated depreciation increased by $175,756 during the first six months of 2008.

Current liabilities decreased $0.28 million to $0.73 million at June 30, 2008, from $1.01 million at December 31, 2007, primarily due to payments to vendors. LMOD’s liabilities increased $0.17 million to $0.51 million and LPI’s liabilities decreased $0.45 million to $0.22 million.

Financial Services

Total assets of the financial services business segment were $1.65 million as of June 30, 2008, and $1.69 million as of December 31, 2007, a 2% decrease. Cash decreased to $76,723 at June 30, 2008 from $126,178 at December 31, 2007.

At June 30, 2008 and December 31, 2007, LMOD’s gross loan portfolio consisted of three loans totaling $209,563, one in the amount of $41,775, which is in foreclosure proceedings. During the year ended December 31, 2006, management established a loan loss allowance of $250,000 against the non-accrual loans. One loan totaling $186,187, which was in foreclosure proceedings, was charged off against the loan loss reserve in the second quarter of 2007, leaving $63,813 in the loan loss reserve. No interest income was accrued or received on these non-accrual loans during the six months ended June 30, 2008 and 2007. Management believes that there is sufficient collateral for these loans to repay the $145,750 in outstanding loan balances.

At June 30, 2008 and December 31, 2007, LMOD’s real estate portfolio consisted of one commercial property located in Oconomowoc, Wisconsin. The building has been listed for sale for $2.0 million since April of 2006. A recent appraisal of this facility indicates that the fair market value exceeds the book value. During the second quarter of 2008, certain personal property was removed from the building and sold for $22,000.

Other assets, consisting of prepaid items, totaled $31,937 at June 30, 2008 and $27,062 at December 31, 2007. Accrued liabilities, totaling $159,597 at June 30, 2008, and $167,740 at December 31, 2007, consisted primarily of items related to the commercial property.

Corporate

The Company was required to redeem $9.39 million of preferred stock in lump sum by July 1, 2008, to the extent the Company had legally available funds for the redemption and it was otherwise permitted under Wisconsin law. In accordance with Section 180.0640 of the Wisconsin Business Corporation Law, the Company may not redeem shares of preferred stock if, after giving effect to the redemption, either of the following would occur: (1) the Company would not be able to pay its debts as they become due in the usual course of business; or (2) the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the redemption, to satisfy the preferential rights upon dissolution of shareholders (if any) whose preferential rights are superior to those of the holders of the preferred stock. The Company did not have sufficient legally available funds to redeem the $9.39 million of preferred stock on July 1, 2008, as the Company would not have been able to pay its debts as they became due in the usual course of business had it redeemed the preferred stock.

In the future, the Company will have sufficient funds to redeem the preferred stock and to continue to pay dividends on the preferred stock only if the consumer products business segment can generate sufficient earnings (the consumer products business segment has realized losses from operations for the last five years) and/or is able to raise funds from other sources. Since the preferred stock was not redeemed on July 1, 2008, the Company is now obligated to redeem the preferred stock as soon as it has legally available funds for the redemption. Dividends continue to accrue and be payable following the failure to redeem, at the interest rate applicable prior to July 1, 2008 (5.37%). The holders of preferred stock have the right to elect a majority of the Board of Directors if at any time accumulated dividends equal to at least two full years’ dividends are due and unpaid. Management believes based on its review of the documents and discussions with lenders, that failure to redeem the preferred stock on July 1, 2008, was not an event of default under the loan agreements that the Company entered into during 2007. Nonetheless, as long as the Company is unable to redeem the preferred stock, the Company’s business, financial condition and results of operations could be materially adversely affected.

Mandatorily redeemable preferred stock consisted of the following as of June 30, 2008 and December 31, 2007.

	06/30/2008	12/31/2007
Redeemable Preferred stock, 1 cent par value,	$9,394,750	$9,394,750
$25 carrying value, 3,000,000 shares authorized,
690,000 shares issued, 375,790 shares outstanding
as of June 30, 2008 and December 31, 2007,
respectively

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 4T.	CONTROLS AND PROCEDURES

Overview of Evaluation of the Company’s Disclosure Controls and Internal Controls.

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

The Company’s management, including the CEO and CFO, does not expect that its Disclosure Controls or its Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; and over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.

Management’s evaluation of the Company’s Disclosure Controls included a review of the controls objectives and design, the controls implementation by the Company and the effect of the controls on the information generated for use in this Report. In the course of the Controls Evaluation, the CEO and CFO sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company’s quarterly reports on Form 10-Q. The Company’s Internal Controls are also evaluated on an ongoing basis by the Company. The overall goals of these various evaluation activities are to monitor the Company’s Disclosure Controls and the Company’s Internal Controls and to make modifications as necessary; and the Company’s intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (reflecting improvements and corrections) as conditions warrant.

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

As previously disclosed in the Annual Report, the Company’s management and Audit Committee were notified by Virchow, Krause & Company, LLP (“Virchow Krause”), the Company’s independent registered public accounting firm, that during the course of its audit of the Company’s consolidated financial statements for 2007 it identified a potential material weakness. After consultation with Virchow Krause, the Company concluded that it had a material weakness due to the size of the Company and the limited number of persons involved in the accounting functions, as the Company does not have a proper segregation of duties and because the possibility of management override of controls exists. In addition, the magnitude of a material error is very low given the Company’s quantitative values of income, equity and total assets. This fact makes it very difficult to detect a material error even through monitoring controls. To some degree, the Company mitigates the risk of misstatement through certain of its entity-wide controls including the CEO’s review of the financial statements, and the Audit Committee’s review and approval of its regulatory filings, but there can be no assurance such actions will effectively mitigate the material weakness. However, the Company’s size and financial resources prevent it from being able to employ sufficient resources to enable it to have adequate segregation of duties within its internal control system. The Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Disclosure Controls Conclusion.

Based upon the Controls Evaluation, the Company’s CEO and CFO have concluded that the Company’s Disclosure Controls were effective as of June 30, 2008, to ensure that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and then accumulated and communicated to Company management, including the CEO and CFO, as appropriate, to make timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting.

Based on an evaluation performed by the Company’s management, with the participation of the CEO and CFO, except as identified above, there were no changes in the Company’s Internal Controls identified in such evaluation that occurred during the quarter ended June 30, 2008 that have materially affected, or are likely to materially affect, the Company’s Internal Controls.

PART II.      OTHER INFORMATION

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company was required to redeem $9.39 million of preferred stock in lump sum by July 1, 2008, to the extent the Company had legally available funds for the redemption and it was otherwise permitted under Wisconsin law. In accordance with Section 180.0640 of the Wisconsin Business Corporation Law, the Company may not redeem shares of preferred stock if, after giving effect to the redemption, either of the following would occur: (1) the Company would not be able to pay its debts as they become due in the usual course of business; or (2) the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of redemption, to satisfy the preferential rights upon dissolution of shareholders (if any) whose preferential rights are superior to those of the holders of the preferred stock. The Company did not have sufficient legally available funds to redeem the $9.39 million of preferred stock on July 1, 2008, as the Company would not have been able to pay its debts as they became due in the usual course of business had it redeemed the preferred stock.

In the future, the Company will have sufficient funds to redeem the preferred stock and to continue to pay dividends on the preferred stock only if the consumer products business segment can generate sufficient earnings (the consumer products business segment has realized losses from operations for the last five years) and/or is able to raise funds from other sources. Since the preferred stock was not redeemed on July 1, 2008, the Company is now obligated to redeem the preferred stock as soon as it has legally available funds for the redemption. Dividends continue to accrue and be payable, following the failure to redeem, at the interest rate applicable prior to July 1, 2008 (5.37%). The holders of preferred stock have the right to elect a majority of the Board of Directors if at any time accumulated dividends equal to at least two full years’ dividends are due and unpaid. Management believes based on its review of the documents and discussions with lenders, that failure to redeem the preferred stock on July 1, 2008, was not an event of default under the loan agreements that the Company entered into during 2007. Nonetheless, as long as the Company is unable to redeem the preferred stock, the Company’s business, financial condition and results of operations could be materially adversely affected.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 5, 2008, the annual meeting of shareholders was held. At the meeting Peter A. Fischer and David A. Geraldson were elected by the holders of Preferred Stock, voting as a separate class, to serve as Directors of the Company until the next annual meeting of the shareholders. Salvatore L. Bando, Jeffrey B. Rusinow, Douglas M. Schosser and Kenneth A. Werner, Jr. were elected by the holders of the preferred stock and the common stock, voting together, to serve as Directors of the Company until the next annual meeting of shareholders. The common stock and preferred stock shareholders also ratified the appointment of Virchow Krause & Company, LLP as the Company’s independent auditors for the year ending December 31, 2008.

There were 3,824,811 issued and outstanding shares of common stock and 375,790 issued and outstanding shares of preferred stock at the time of the annual meeting. The voting on each item presented at the annual meeting was as follows:

	For	Withheld
Election of Directors
Preferred Stock votes:
Peter A. Fisher	316,562	50,379
David A. Geraldson	316,562	50,379

	For	Withheld
Preferred and Common Stock votes:
Salvatore L. Bando	3,143,707	427,532
Jeffrey B. Rusinow	3,446,387	124,852
Douglas M. Schosser	3,446,387	124,852
Kenneth A. Werner, Jr.	3,445,679	125,560

	For	Against	Abstain	Broker Non-Votes	Total
Ratification of Independent
Auditors	3,157,267	413,972	42,497	0	3,613,736

ITEM 6.	EXHIBITS

List of Exhibits

The Exhibits to this Quarterly Report on Form 10-Q are identified on the Exhibit Index hereto.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

THE MIDDLETON DOLL COMPANY
(Registrant)
Date: August 14, 2008	/s/ Salvatore L. Bando
Salvatore L. Bando
President and Chief Executive Officer
Date: August 14, 2008	/s/ Craig R. Bald
Craig R. Bald
Vice President Finance and Chief Financial Officer

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIESQUARTERLY
REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1	Amendment to Revolving Credit Agreement, effective as of May 31, 2008, by and among License Products, Inc., Lee Middleton Original Dolls, Inc. and Town Bank.
11.1	Computation of Net Loss Per Common Share.
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Vice President Finance and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Written Statement of the President and Chief Executive Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.
32.2	Written Statement of the Vice President Finance and Chief Financial Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.