Form 10-Q
period 2008-09-30
MIDDLETON DOLL CO
filed 2008-11-14
CIK 723209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008

or

[_]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

Commission file number: 033-51406

THE MIDDLETON DOLL COMPANY
(Exact name of registrant as specified in its charter)

Wisconsin	39-1364345
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

N22 W23977 Ridgeview Parkway, Suite 700
Waukesha, Wisconsin
53188-1000
(Address of principal executive offices)

(262) 347-2904
(Registrant’s telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [X]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

        On November 3, 2008, there were 3,835,922 shares outstanding of the registrant’s common stock, 6-2/3 cents par value.

THE MIDDLETON DOLL COMPANY
FORM 10-Q INDEX

Forward-Looking Statements		3
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and
	December 31, 2007	4
	Condensed Consolidated Statements of Operations - For the Three Months and
	Nine Months Ended September 30, 2008 and 2007 (Unaudited)	6
	Condensed Consolidated Statements of Changes in Shareholders' Equity - For the Nine
	Months Ended September 30, 2008 and 2007 (Unaudited)	8
	Condensed Consolidated Statements of Cash Flows - For the Nine Months Ended
	September 30, 2008 and 2007 (Unaudited)	9
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4T.	Controls and Procedures	27
PART II.	OTHER INFORMATION
Item 3.	Defaults Upon Senior Securities	30
Item 6.	Exhibits	30
	Signatures	31
	Exhibit Index	32

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

Forward-looking statements involve a number of risks and uncertainties. There are many factors that could cause actual results to differ materially from those expressed or implied in this report. Some risk factors that could cause results different from any forward-looking statement include those described in Item 1 of the Annual Report on Form 10-KSB for the year ended December 31, 2007. Other factors include:

•	the ability of the Company to continue as a going concern due to the Company’s substantial accumulated deficit, ongoing losses, and negative operating cash;
•	the ability of the Company to provide the necessary cash to meet operating and working capital requirements;
•	the ability of the Company to provide the necessary cash to redeem the remaining outstanding preferred stock;
•	declining demand for the Company's consumer products;
•	unanticipated events related to the Company's "going private" proposal;
•	the degree of success of the strategy to reduce expenses and to increase revenue at the consumer products business segment;
•	competition;
•	general economic conditions, including the condition of the local real estate market;
•	legislative/regulatory changes;
•	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
•	the impact of transportation costs and currency fluctuations on the Company’s imported products;
•	the ability to borrow additional funds in the current credit market;
•	the quality or composition of the loan and real estate portfolios;
•	payment when due of principal and interest on loans made by the Company;
•	the necessity to make additions to the Company’s allowance for doubtful accounts;
•	the necessity to make additions to the Company’s allowance for obsolete inventory; and
•	the timing of sale and the selling price of the Company’s commercial property.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 1.	FINANCIAL STATEMENTS

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2008	December 31, 2007
	(Unaudited)
CONSUMER PRODUCTS
Current Assets:
Cash and cash equivalents	$249,662	$2,170,068
Accounts receivable, net	1,730,880	2,200,589
Inventory, net	5,511,228	4,836,252
Prepaid inventory	666,451	742,441
Other prepaid expenses	101,397	114,630

Total current assets	8,259,618	10,063,980
Property and equipment, net	1,803,059	1,855,989

Total Consumer Products Assets	10,062,677	11,919,969

FINANCIAL SERVICES
Cash and cash equivalents	53,363	126,178
Non-performing loans, net of loan loss reserve	145,750	145,750
Leased property, net, listed for sale	1,392,512	1,392,512
Other assets	14,635	27,062

Total Financial Services Assets	1,606,260	1,691,502

TOTAL ASSETS	$11,668,937	$13,611,471

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2008	December 31, 2007
	(Unaudited)
LIABILITIES
CONSUMER PRODUCTS
Line of credit	$400,000	$--
Accounts payable	636,672	725,281
Accrued royalties	--	5,777
Accrued real estate and personal property taxes	54,147	53,000
Accrued salaries	42,227	69,644
Accrued vendor rebates	7,191	70,392
Accrued liabilities	94,326	85,993

Total Current Liabilities	1,234,563	1,010,087

FINANCIAL SERVICES
Accrued liabilities	193,023	167,740

PREFERRED SHARES WHICH WERE SUBJECT TO
MANDATORY REDEMPTION ON JULY 1, 2008	9,394,750	9,394,750

Total Company Liabilities	10,822,336	10,572,577

SHAREHOLDERS’ EQUITY
Common stock, $0.0667 cents par value,
15,000,000 shares authorized, 4,476,599 shares issued,
3,835,922 shares outstanding at September 30, 2008 and
3,802,589 shares outstanding at December 31, 2007	295,663	293,441
Additional paid-in capital	16,646,536	16,622,671
Accumulated deficit	(9,369,676)	(7,151,296)
Treasury stock, 674,010 shares, at September 30, 2008
and December 31, 2007, at cost	(6,725,922)	(6,725,922)

	846,601	3,038,894

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$11,668,937	$13,611,471

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
CONSUMER PRODUCTS
NET SALES	$3,097,368	$3,347,173	$8,159,084	$7,772,876
COST OF GOODS SOLD	2,449,004	2,475,574	6,169,805	5,694,404

Gross Profit	648,364	871,599	1,989,279	2,078,472

OPERATING EXPENSES
Sales and marketing	318,156	371,183	965,988	1,059,287
New product development	135,994	179,777	471,686	572,096
General and administrative	682,708	830,790	2,335,061	2,458,116

Total Operating Expenses	1,136,858	1,381,750	3,772,735	4,089,499

Gain on sale of property	--	(599,165)	(3,000)	(611,140)

Net operating income (loss)	(488,494)	89,014	(1,780,456)	(1,399,887)

OTHER INCOME (EXPENSE)
Interest expense	--	(5,876)	--	(5,876)
Other income, net	2,217	39,418	28,087	136,710

	2,217	33,542	28,087	130,834
CONSUMER PRODUCTS INCOME
(LOSS) BEFORE INCOME TAXES	$(486,277)	$122,556	$(1,752,369)	$(1,269,053)

FINANCIAL SERVICES
REVENUES
Interest on loans	$--	$--	$--	$1,297
Rental income	--	9,995	2,200	103,720
Other income	1,552	2,649	26,872	14,229

Total Revenues	1,552	12,644	29,072	119,246

EXPENSES
Depreciation expense	--	1,636	--	21,276
Other operating expenses	11,242	9,082	42,012	16,878

Total Expenses	11,242	10,718	42,012	38,154

FINANCIAL SERVICES INCOME
(LOSS) BEFORE INCOME TAXES	$(9,690)	$1,926	$(12,940)	$81,092

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (Continued)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
TOTAL COMPANY
INCOME (LOSS) BEFORE TOTAL
COMPANY OTHER EXPENSE AND
INCOME TAX EXPENSE
Consumer products	$(486,277)	$122,556	$(1,752,369)	$(1,269,053)
Financial services	(9,690)	1,926	(12,940)	81,092

Total Company	(495,967)	124,482	(1,765,309)	(1,187,961)
OTHER INCOME (EXPENSE)
Interest expense related to preferred stock	(126,128)	(126,125)	(378,377)	(404,436)
Gain on redemption of preferred
stock, net of accrued interest and expenses	361,826	356,975
Other expense	(74,694)	--	(74,694)	--
INCOME TAX EXPENSE	--	--	--	--

NET INCOME (LOSS)	$(696,789)	$360,183	$(2,218,380)	$(1,235,422)

Income (loss) per common share -
(basic and diluted)	$(0.18)	$0.09	$(0.58)	$(0.33)

Weighted average shares
outstanding - (basic and diluted)	3,835,922	3,802,589	3,828,461	3,776,765

Dividend paid per preferred
stock share	$0.335625	$0.335625	$1.006875	$1.006875

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
BALANCES - December 31, 2006	$293,441	$16,607,688	$(5,655,537)	$(6,725,922)	$4,519,670
Net loss nine months ended
September 30, 2007	--	--	(1,235,422)	--	(1,235,422)
Stock-based compensation	--	21,708	--	--	21,708

BALANCES - September 30, 2007	$293,441	$16,629,396	$(6,890,959)	$(6,725,922)	$3,305,956

BALANCES - December 31, 2007	$293,441	$16,622,671	$(7,151,296)	$(6,725,922)	$3,038,894
Net loss nine months ended
September 30, 2008	--	--	(2,218,380)	--	(2,218,380)
Stock-based compensation	2,222	23,865	--	--	26,087

BALANCES - September 30, 2008	$295,663	$16,646,536	$(9,369,676)	$(6,725,922)	$846,601

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2008	2007
CONSUMER PRODUCTS
CASH FLOWS FROM OPERATING ACTIVITIES
Segment net loss	$(1,752,369)	$(1,269,053)
Adjustments to reconcile segment net loss to
net cash flows from operating activities
Depreciation	273,853	355,598
Gain on sale of property and equipment	(3,000)	(611,140)
Stock based compensation expense	26,087	21,708
Provision for losses on accounts receivable	13,725	13,725
Net change in:
Accounts receivable	455,984	370,992
Inventory, including prepaid inventory	(598,986)	(2,624,770)
Other assets	13,233	(21,891)
Accounts payable	(88,609)	(18,606)
Other liabilities	(86,915)	(143,487)

Net Cash Flows used in Operating Activities	(1,746,997)	(3,926,924)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(220,923)	(237,484)
Proceeds from sale of property and equipment	3,000	4,031,717

Net Cash Flows (used in) from Investing Activities	(217,923)	3,794,233

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	400,000	--
Net intersegment transactions	(355,486)	915,641

Net Cash Flows from Financing Activities	44,514	915,641

Net Change in Cash and Cash Equivalents	(1,920,406)	782,950
CASH AND CASH EQUIVALENTS - BEGINNING
OF PERIOD	2,170,068	961,527

CASH AND CASH EQUIVALENTS - END OF PERIOD	$249,662	$1,744,477

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$--	$5,876

See Notes to Condensed Consolidated Financial Statements

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2008	2007
FINANCIAL SERVICES
CASH FLOWS FROM OPERATING ACTIVITIES
Segment net income (loss)	$(12,940)	$81,092
Adjustments to reconcile segment net income (loss) to
net cash flows from operating activities
Depreciation	--	21,276
Gain on sale of property and equipment	(22,000)	--
Net change in:
Interest receivable	--	423
Tenant advance and other assets	12,427	139,207
Accrued liabilities	25,283	174,335

Net Cash Flows from Operating Activities	2,770	416,333

CASH FLOWS FROM INVESTING ACTIVITIES
Net loan repayments received	--	67,825
Proceeds from sale of property and equipment	22,000	--

Net Cash Flows from Investing Activities	22,000	67,825

CASH FLOWS FROM FINANCING ACTIVITIES
Net intersegment transactions	355,486	(915,641)

Net Cash Flows from (used in) Financing Activities	355,486	(915,641)

Net Cash Flows from (used in) Financial Services	380,256	(431,483)
Preferred stock redemption expense	(74,694)	(613,700)
Interest paid related to preferred stock dividends	(378,377)	(404,436)

Net Cash Flows used in Preferred Stock payments	(453,071)	(1,018,136)

Net Change in Cash and Cash Equivalents	(72,815)	(1,449,619)
CASH AND CASH EQUIVALENTS - BEGINNING
OF PERIOD	126,178	1,738,561

CASH AND CASH EQUIVALENTS - END OF PERIOD	$53,363	$288,942

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$378,377	$404,436

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

For the year ended December 31, 2007, the Company (consisting of the Parent, LMOD and LPI) operated as a C Corporation under the Internal Revenue Code of 1986, as amended (the “Code”). The Company filed consolidated federal income tax returns for the years ended December 31, 2007 and 2006.

The consolidated financial statements of the Company include the accounts of the Parent, LMOD and LPI. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of September 30, 2008 and December 31, 2007, the results of operations, the statements of changes in shareholders’ equity and cash flows for the three months and nine months ended September 30, 2008 and 2007 have been made. Such adjustments consisted only of normal recurring items. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 (the “Annual Report”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report.

The condensed consolidated balance sheets for the consumer products business segment are classified due to its normal business cycle being less than twelve months. The financial services business segment’s condensed consolidated balance sheets are not classified as its normal business cycle is greater than twelve months.

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of allowances for loan losses, doubtful accounts, the valuation of inventories, the carrying value of certain property and equipment, and deferred income tax assets. See the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies”.

NOTE 3.	GOING CONCERN, LIQUIDITY AND CAPITAL RESOURCES

The consumer products business segment has incurred net losses and negative cash flows from operating activities over the past five years, and the Company has an accumulated deficit of $9.37 million at September 30, 2008. The Company anticipates generating losses for the next twelve months. The Company’s financial condition may make it more difficult for the Company to market its products to new and existing customers. Based on the Company’s financial performance and its current financial condition, the Company’s audit report for fiscal 2007 in the Annual Report contains an explanatory paragraph for going concern uncertainty, pursuant to which the Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. Management anticipates, based on current projections and absent any adverse factors outside the control of the Company, that the cash that will be generated from additional asset sales and existing operations together with existing cash balances and other potential sources of financing, such as the loan agreements that the Company entered into during 2007 providing for $1.75 million of funding (See Note 9), should be sufficient to provide the necessary cash to meet present operating and working capital requirements. However, the Company did not have sufficient legally available funds to redeem its preferred stock on July 1, 2008, the redemption date.

On September 29, 2008, the Company filed a preliminary Schedule 13E-3 Transaction Statement and a preliminary proxy statement related to a proposed “going private” transaction. These documents are currently being reviewed by the staff of the Securities and Exchange Commission. These filings were done pursuant to actions by the Board of Directors. The Board of Directors approved, subject to shareholder approval, a stock split transaction to reduce the number of common shareholders below 300, which would allow the Company to deregister under the Securities Exchange Act of 1934. Upon deregistering under the Securities Exchange Act of 1934, the Company would no longer file periodic reports on Form 10-K and Form 10-Q or current reports on Form 8-K, or make other filings under the Securities Exchange Act of 1934. The preliminary proxy statement also seeks approval of amendments to the terms of the preferred stock to (1) eliminate the dividends on the preferred stock, (2) extend the mandatory redemption date from July 1, 2008 to July 1, 2011, and (3) to provide that in the event the Company would sell assets prior to the redemption date, the Company may, at the Company’s election, partially or fully redeem the preferred stock, and that in the event the Company would sell substantially all of its assets, the Company may, at the Company’s election, fully satisfy its redemption obligations for the preferred stock by paying proceeds 78% to holders of preferred stock (up to $25 per share) and 22% to holders of common stock. The date of the meeting of shareholders to consider the matter will be determined upon the conclusion of the review and subsequent amendments to the disclosures in the preliminary Schedule 13E-3 Transaction Statement and the preliminary proxy statement.

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

In the future, the Company will have sufficient funds to redeem the preferred stock and to continue to pay dividends on the preferred stock only if the consumer products business segment can generate sufficient earnings (the consumer products business segment has realized losses from operations for the last five years) and/or is able to raise funds from other sources. Since the preferred stock was not redeemed on July 1, 2008, the Company is now obligated to redeem the preferred stock as soon as it has legally available funds for the redemption. Dividends continue to accrue and be payable, following the failure to redeem, at the interest rate applicable prior to July 1, 2008 (5.37%). The holders of preferred stock have the right to elect a majority of the Board of Directors if at any time accumulated dividends equal to at least two full years’ dividends are due and unpaid. Management believes based on its review of the documents and discussions with lenders, that failure to redeem the preferred stock on July 1, 2008, was not an event of default under the loan agreements that the Company entered into during 2007. Nonetheless, as long as the Company is unable to redeem the preferred stock, the Company’s business, financial condition and results of operations could be materially adversely affected. The Company has paid the preferred stock dividends through October 1, 2008. However, based on projected cash flow assumptions, management does not believe that the Company will have the ability to continue to pay any preferred stock dividends in the future.

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

Inventories of LMOD and LPI are valued at the lower of cost or market using the first-in, first-out (FIFO) method to determine cost. The components of inventory are as follows:

	September 30, 2008	December 31, 2007
Raw materials	$111,686	$200,093
Finished goods	5,654,938	5,117,021

	5,766,624	5,317,114
Allowance for obsolete and excess inventory	(255,396)	(480,862)

	$5,511,228	$4,836,252

NOTE 5.	ALLOWANCES FOR DOUBTFUL ACCOUNTS AND LOANS

Accounts receivable are stated net of a $134,318 allowance for doubtful accounts as of September 30, 2008, and a $181,333 allowance as of December 31, 2007. Non-performing loans are stated net of a $63,813 loan loss reserve as of September 30, 2008 and December 31, 2007.

NOTE 6.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated using straight-line methods for financial statement purposes and accelerated methods for income tax purposes. Depreciation expense for the consumer products business segment was $273,853 and $355,598 for the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008, the carrying cost of property and equipment at LPI was $72,247 and at LMOD was $1,730,812. The primary component of the property and equipment account at LMOD is a building and land located in Belpre, Ohio, with a carrying cost of $1,107,742 at September 30, 2008. An appraisal of this facility dated September 1, 2006, indicated that the fair market value was $1,625,000. While management continues to believe that the value of the Belpre, Ohio, facility exceeds its carrying cost, the uncertain economic conditions and the lack of liquidity in the real estate market have resulted in declining real estate values and make it more difficult to accurately assess the value of the real estate. The Company, as of September 30, 2008, did not obtain an updated appraisal and therefore the carrying cost of the land and building could be subject to downward adjustment.

NOTE 7.	NON-PERFORMING LOANS

At September 30, 2008 and December 31, 2007, LMOD’s gross loan portfolio consisted of three loans totaling $209,563, one in the amount of $41,775, which is in foreclosure proceedings. During the year ended December 31, 2006, management established a loan loss allowance of $250,000 against the non-accrual loans. One loan totaling $186,187, which was in foreclosure proceedings, was charged off against the loan loss reserve in the second quarter of 2007, leaving $63,813 in the loan loss reserve. No interest income was accrued or received on these non-accrual loans during the nine months ended September 30, 2008 and 2007. Management makes certain assumptions when establishing the allowance for loan loss. The assumptions include that the borrower is able to find a finance company that is willing to refinance certain real estate and that the equity in this certain real estate is sufficient to repay the amount owed to the Company. While management continues to believe that the collateral for these loans is sufficient to repay the $145,750 in outstanding net loan balances, the uncertain economic conditions and the lack of liquidity in the real estate market have resulted in declining real estate values and make it more difficult to accurately assess the value of the real estate collateralizing these loans.

NOTE 8.	LEASED PROPERTIES

At September 30, 2008 and December 31, 2007, LMOD’s real estate portfolio consisted of one commercial property located in Oconomowoc, Wisconsin. The carrying cost of the property is summarized in the following table.

Leased Properties, Listed for Sale

	9/30/2008	12/31/2007
Land	$107,800	$107,800
Buildings	1,571,178	1,571,178

Total	1,678,978	1,678,978
Less: accumulated depreciation	(286,466)	(286,466)

Net	$1,392,512	$1,392,512

A portion of the building’s warehouse space was leased on a month-to-month basis resulting in $2,200 of rental income for the nine months ended September 30, 2008. The property was fully leased to a different tenant until July 15, 2007. The building has been listed for sale since April of 2006 and currently has an asking price of $1,600,000. An appraisal of this facility dated August 15, 2007, indicated that the fair market value was $1,530,000. While management continues to believe that the estimated fair market value of this property is supportable, the uncertain economic conditions and the lack of liquidity in the real estate market have resulted in declining real estate values and make it more difficult to accurately assess the value of the real estate. The Company, as of September 30, 2008, did not obtain an updated appraisal and therefore the carrying cost of the land and building could be subject to downward adjustment. During the second quarter of 2008, certain personal property was removed from the building and sold for $22,000.

NOTE 9.	SHORT-TERM BORROWINGS

LPI and LMOD, as co-borrowers, have entered into a loan agreement with Town Bank, Hartland, Wisconsin, providing for a line of credit of $750,000 bearing interest at 2.75% over the thirty day London Interbank Offered Rate (“LIBOR”) which terminates on December 1, 2008. The note is payable upon demand and is collateralized by receivables and inventory of LPI and LMOD and is guaranteed by the Parent. The amount available under the line of credit has been reduced by a $100,000 outstanding letter of credit. The outstanding principal balance on the line of credit at September 30, 2008 was $400,000. There was no outstanding balance on the line of credit at December 31, 2007. The interest rate on the line of credit was 5.25% as of September 30, 2008, and was increased to 6.75% on October 1, 2008.

On October 1, 2007, the Company entered into a loan agreement with Town Bank, Hartland, Wisconsin, providing for a term note of $1,000,000 bearing interest at 2.75% over the thirty day LIBOR rate. The note is payable on December 1, 2008, and is collateralized by the building located in Oconomowoc, Wisconsin. There was no outstanding principal balance on the note at September 30, 2008 or at December 31, 2007. The interest rate on the note was 5.24% as of September 30, 2008, and was increased to 6.75% on October 1, 2008.

NOTE 10.	OPERATING LEASES

The Company’s headquarters are presently located at N22 W23977 Ridgeview Parkway, Suite 700, Waukesha, Wisconsin, in leased commercial space. Both the Parent and LPI occupy the leased premises consisting of approximately 4,339 square feet of office space and 35,283 square feet of warehouse space. The lease commenced January 1, 2008, and expires February 28, 2013. In order to obtain the lease, a security deposit in the form of a letter of credit in the amount of $100,000 was required which is in effect until February 28, 2013. The letter of credit effectively reduces the line of credit available from $750,000 to $650,000 (See Note 9).

LMOD’s headquarters are presently located in Columbus, Ohio, in leased commercial space. The original lease was for 7,426 square feet of office space and ran from May 1, 2006, to August 31, 2008. The present modified lease is for 6,252 square feet of office space and runs from September 1, 2008, to March 31, 2009.

LMOD also leases a retail store location of 1,041 square feet in the Polaris Fashion Mall in Columbus, Ohio. The original lease terminated August 31, 2008. The lease has been renewed until September 30, 2009, with an option to terminate with a thirty day written notice under certain conditions.

NOTE 11.	MANDATORY REDEEMABLE PREFERRED STOCK

See note 3, “Going Concern, Liquidity and Capital Resources,” for a discussion on the proposed changes to the preferred stock.

The Company issued 690,000 shares of Adjustable Rate Cumulative Preferred Stock, Series A, in a public offering dated October 13, 1993, at $25 per share less an underwriting discount of $1.0625 per share and other issuance costs amounting to $295,221. The preferred stock was redeemable, in whole or in part at the option of the Company, on any dividend payment date during the period from July 1, 2006, to June 30, 2008, at $25 per share plus accrued and unpaid dividends. Shares of preferred stock which were not redeemed prior to July 1, 2008, were subject to mandatory redemption on that date by the Company at a price of $25 plus accrued dividends. Dividends on the preferred stock are scheduled to be paid quarterly at an annual rate of 5.37%.

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

In the future, the Company will have sufficient funds to redeem the preferred stock and to continue to pay dividends on the preferred stock only if the consumer products business segment can generate sufficient earnings (the consumer products business segment has realized losses from operations for the last five years) and/or is able to raise funds from other sources. Since the preferred stock was not redeemed on July 1, 2008, the Company is now obligated to redeem the preferred stock as soon as it has legally available funds for the redemption. Dividends continue to accrue and be payable, following the failure to redeem, at the interest rate applicable prior to July 1, 2008 (5.37%). The holders of preferred stock have the right to elect a majority of the Board of Directors if at any time accumulated dividends equal to at least two full years’dividends are due and unpaid. Management believes based on its review of the documents and discussions with lenders, that failure to redeem the preferred stock on July 1, 2008, was not an event of default under the loan agreements that the Company entered into during 2007. Nonetheless, as long as the Company is unable to redeem the preferred stock, the Company’s business, financial condition and results of operations could be materially adversely affected. The Company has paid the preferred stock dividends through October 1, 2008. However, based on projected cash flow assumptions, management does not believe that the Company will have the ability to continue to pay any preferred stock dividends in the future.

In August, 2007, the Company commenced a tender offer to redeem up to 300,000 shares of preferred stock at a price of $14.00 per share. Shareholders tendered 38,827 shares of preferred stock, which the Company redeemed in September 2007. Shareholders who tendered their preferred stock in this offering did not receive a dividend payment for the quarter ended September 30, 2007.

Mandatorily redeemable preferred stock consisted of the following as of September 30, 2008 and December 31, 2007:

	9/30/2008	12/31/2007
Redeemable Preferred stock, 1 cent par value,	$9,394,750	$9,394,750
$25 carrying value, 3,000,000 shares authorized,
690,000 shares issued, 375,790 shares outstanding
as of September 30, 2008 and December 31, 2007,
respectively

The market value of the redeemable preferred stock at September 30, 2008 was $3,419,689, based on a quoted market price of $9.10 per share.

NOTE 12.	INCOME TAXES

For the year ended December 31, 2007, the Company (consisting of the Parent, LMOD and LPI) operated as a C Corporation under the Code. The Company filed consolidated federal income tax returns for the years ended December 31, 2007 and 2006.

The Company accounts for income taxes using an asset and liability approach, which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s consolidated financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. There were no income tax benefits recognized for the nine months ended September 30, 2008 and 2007, due to changes in the valuation allowance because of the Company’s continued income tax losses. At September 30, 2008, the Company’s valuation allowance was approximately $6.73 million.

There were no unrecognized tax benefits for the quarter ended September 30, 2008, due to the Company’s net losses. No interest or penalties relating to income taxes are included in these financial statements.

NOTE 13.	STOCK-BASED COMPENSATION

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

At December 31, 2007, the Company had a stock-based employee compensation plan, the 2003 Stock Option Plan. Prior to the adoption of SFAS No. 123R, the Company accounted for plans under the recognition and measurement principles of APB Opinion No. 25 which resulted in no compensation expense being recorded. Under SFAS No. 123R, stock based compensation of $26,087 was recognized in the nine months ended September 30, 2008, and $21,708 was recognized in the nine months ended September 30, 2007.

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

At September 30, 2008, the 2003 Stock Option Plan had outstanding options to purchase 40,900 shares at an exercise price of $4.72 per share which were exercisable, and outstanding options to purchase 150,000 shares at an exercise price of $0.33 per share, 37,500 of which were exercisable (the remaining 112,500 shares were unvested as of September 30, 2008).

At the shareholder meeting on June 5, 2007, the shareholders approved the adoption of the 2007 Non-Employee Director Stock Plan. The plan makes available 200,000 shares of common stock for the payment of director fees in shares of common stock. The plan also allows directors to elect to receive shares of common stock in lieu of cash fees. Any shares issued under a director’s election to receive shares of common stock in lieu of cash fees, would not reduce the 200,000 share amount discussed above. On January 31, 2008, one director received 22,222 shares of common stock (valued at $10,000) in lieu of payment of director fees in cash. On May 2, 2008, the same director received 11,111 shares of common stock (valued at $3,000) in lieu of payment of director fees in cash. This resulted in the Company recognizing $13,000 in expense for the nine months ended September 30, 2008.

Under the 2003 Stock Option Plan, the exercise prices for stock options may not be less than the fair market value of the optioned stock at the date of grant. The exercise price of all options granted was equal to the market value of the stock on the date of the grant. Options may be exercised based on the vesting schedule outlined in the agreement. Options granted under the 2003 Stock Option Plan are considered “non-qualified stock options” as defined the Code. All options must be exercised within ten years of the date of grant. No options were either exercised or forfeited in the nine months ended September 30, 2008.

NOTE 14.	EXECUTIVE COMPENSATION

The Company has an employment agreement dated June 20, 2005, with Mr. Kenneth A. Werner, Jr., pursuant to which each of the subsidiaries (LMOD and LPI) employs Mr. Werner as President. The Company also has a restated employment agreement dated December 1, 2006, with Mr. Craig A. Bald, pursuant to which each of the subsidiaries (LMOD and LPI) employs Mr. Bald as Chief Financial Officer. The initial term of these agreements was for one year. However, the terms of the employment agreements automatically renewed for one additional day, such that after a year, the terms remained evergreen for a one year period unless either party gave written notice to the other to cease such renewals. In a written notice dated September 1, 2008, the Company provided notice to Mr. Werner and Mr. Bald that it was ceasing the renewals, which results in the employment agreements having a one-year term beginning on September 4, 2008, and ending on September 3, 2009.

NOTE 15.	INCOME (LOSS) PER SHARE

See Exhibit 11.1 for the computation of the net loss per common share.

NOTE 16.	COMMITMENTS

There were no undisbursed construction or loan commitments at September 30, 2008.

NOTE 17.	RECENT ACCOUNTING PRONOUNCEMENTS

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

Fair Value Option
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to elect the fair value option may be applied instrument by instrument, is irrevocable and is applied to the entire instrument and not to only specified risks, specific cash flows or portions of that instrument. An entity is restricted in choosing the dates to elect the fair value option for an eligible item. The provisions of SFAS No. 159 were adopted by the Company on January 1, 2008, and the Company elected to not to use the fair value option.

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

The following is a discussion and analysis of the Company’s financial condition and results of operations including information on the Company’s critical accounting policies and liquidity. Information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the disclosure regarding “Forward-Looking Statements”, as well as the discussion set forth in “Item 1. Financial Statements” and the “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Overview

Amounts presented as of September 30, 2008, and December 31, 2007, and for the nine and three month periods ended September 30, 2008 and 2007, include the consolidation of the Parent, LMOD and LPI. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Note 3 of the Notes to the Condensed Consolidated Financial Information beginning on page 12 contains important information regarding the liquidity and capital resources of the Company and should be read in conjunction with the following information.

LMOD designs and distributes lifelike collectible and play dolls through a dealer network and through major national retailers. The product line at LMOD consists of three main categories: (a) the Artist Studio Collection (“ASC”) doll line which consists of collectible dolls which retail at a higher price point; (b) the “Middleton NOW” (“NOW”) doll line which consists of a modern style of collector-quality dolls which also have been safety tested as play dolls and are mid-priced; and (c) the “Playbabies” doll line which consists of a collection of play dolls at a lower price point. LMOD has also introduced furniture, bedding and décor items as well as doll clothing and accessories to complement the doll lines. Sales at LMOD have declined approximately $5.6 million over the past five years, largely due to a shift in consumer preferences to electronic toys. Total yearly revenue for LMOD is highly dependent upon sales during the Christmas holiday season. Given the present uncertain economic conditions, management expects the declining sales trend to continue in 2008.

LPI designs and distributes clocks and home décor products through major national retailers. Recently LPI has experienced some success at expanding its customer base and has been introducing new and updated styles of clocks and home décor items that have resulted in increased sales. However, gross profit margins in this area of the consumer products segment have not been large enough to offset the continued decline at LMOD.

Income Tax Status

For the year ended December 31, 2007, the Company (consisting of the Parent, LMOD and LPI) operated as a C Corporation under the Code. The Company filed consolidated federal income tax returns for the years ended December 31, 2007 and 2006.

Tax Benefits

The Company accounts for income taxes using an asset and liability approach, which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s consolidated financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. There were no income tax benefits recognized for the year ended December 31, 2007, due to changes in the valuation allowance because of the Company’s continued income tax losses. At September 30, 2008 and December 31, 2007, the Company’s valuation allowance was approximately $6.73 million and $5.85 million, respectively. As of December 31, 2007, the Company had unused net operating loss carryforwards of approximately $14.0 million available to offset against future federal taxable income and approximately $10.2 million to offset against future state taxable income. The net operating loss carryforwards expire at various dates beginning in 2008 and continuing through 2027. These net operating loss carryforwards comprise a significant portion of the valuation allowance.

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

Leased properties listed for sale. Leased properties are classified as listed for sale or under contract to be sold, when a property is listed for sale and/or under contract to be sold within the next twelve months. Leased properties are valued at the lower of depreciated cost (carrying value) or estimated net realizable value. While management continues to believe that its estimates related to the leased properties listed for sale are adequate, the uncertain economic conditions and the lack of liquidity in the real estate market have resulted in declining real estate values and make it more difficult to accurately asses the value of the real estate. The Company, as of September 30, 2008, did not obtain an updated appraisal and therefore the carrying cost of the land and building could be subject to downward adjustment.

Impairment of leased properties. The carrying value of leased properties is reviewed by management at least annually for impairment. An impairment review is designed to determine whether the fair value of a leased property is below its carrying value. Management estimates the fair value based upon available information using appraisals, real estate tax bills and recent sales. While management continues to believe that its estimates related to the impairment of leased properties are adequate, the uncertain economic conditions and the lack of liquidity in the real estate market have resulted in declining real estate values and make it more difficult to accurately assess the value of the real estate.

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

Results of Operations

For the three months ended September 30, 2008 and September 30, 2007

The Company’s total net loss for the three months ended September 30, 2008, was $696,789, or $0.18 per common share (diluted), compared to net income of $360,183, or $0.09 per common share (diluted), for the three months ended September 30, 2007. During the three months ended September 30, 2007, the Company recorded a gain on the sale of its headquarters building of $596,665 and a gain on the redemption of preferred of stock of $361,826. These gains, totaling $958,491, from these two non-recurring items, comprise the major difference in net income (loss) between the three month periods in 2008 and 2007.

Consumer Products

The consumer products business segment’s net loss for the three months ended September 30, 2008, totaled $486,277 compared to net income of $122,556 for the three months ended September 30, 2007. During the third quarter of 2007, a gain of $596,665 was recorded on the sale of the headquarters building.

Net sales for the three months ended September 30, 2008, decreased 8% to $3.10 million from $3.35 million for the three months ended September 30, 2007. During the third quarter of 2008, LMOD’s net sales were $1,441,923 (a decrease of $267,088 from the third quarter of 2007) and LPI’s net sales were $1,655,445 (an increase of $17,283 from the third quarter of 2007). At LMOD, net sales in the ASC category declined approximately $56,000 when comparing the third quarter of 2008 to the third quarter of 2007. Sales of the “Playbabies” line decreased approximately $176,000, while sales of the “Middleton NOW” line remained approximately the same. Retail sales decreased approximately $37,000 when comparing the two periods. During 2008, LMOD’s dealers and individual store owners have experienced declining sales due to the slowing economy and major retailers are being cautious with regard to their holiday orders.

Cost of goods sold decreased 1% to $2.45 million for the three months ended September 30, 2008, compared to $2.48 million for the three months ended September 30, 2007. Total gross profit margin decreased to 21% from 26% when comparing the two periods. LMOD’s gross profit margin decreased to 20% from 29%. LMOD imports substantially all of its finished goods from China. Recently, increased transportation costs, a decrease in the value of the dollar against the yuan, and smaller order quantities have resulted in increased costs from China. Due to economic conditions, LMOD has been unable to substantially raise selling prices resulting in gross profit margin reductions. Additionally, during the third quarter of 2008, LMOD sold approximately $120,000 of obsolete raw material inventory at low gross profit margins. LPI’s gross profit margin decreased to 22% from 23% due to the sale of certain older inventory at reduced margins.

Total operating expenses for the three months ended September 30, 2008 were $1.14 million compared to $1.38 million for the three months ended September 30, 2007, a decrease of approximately $240,000. Sales and marketing expenses decreased approximately $53,000 when comparing the third quarter of 2008 to the third quarter of 2007. LMOD reduced sales and marketing expense by approximately $51,400 primarily due to reductions in salaries, catalog expenses, advertising and royalty expense. LPI had a decrease of approximately $1,600 due to a decrease in travel costs. New product development decreased approximately $44,000 when comparing the third quarter of 2008 to the third quarter of 2007. LMOD reduced new product development expense by approximately $11,000 primarily due to a decrease in salary expense. LPI also had a decrease of approximately $33,000 primarily due to a decrease in salary expense. General and administrative expenses decreased approximately $148,000 when comparing the third quarter of 2008 to the third quarter of 2007. LMOD reduced general and administrative expense by approximately $48,000 primarily due to reductions in salaries, depreciation and operating supplies expenses. LPI had a decrease of approximately $85,000 in expenses when comparing the third quarter of 2008 to the third quarter of 2007. In the third quarter of 2007, LPI incurred a $75,000 expense related to the settlement of a judgment which was related to an old product dispute. Corporate expenses decreased approximately $15,000 primarily due to decreases in legal fees and stock record expense.

On August 1, 2007, LPI sold the commercial building in which the Company was headquartered resulting in a gain of $596,665. Other fully depreciated equipment was also sold during the third quarter of 2007 resulting in a gain of $2,500.

Other income for the third quarter of 2008 totaled $2,217 compared to $33,542 for the third quarter of 2007. Other income in 2008 is composed of interest income on cash holdings. In the third quarter of 2007, other income included $10,250 of rental income from a tenant in the Company’s headquarters building previously owned by LPI as well as approximately $29,000 of interest income on cash holdings. Also, during the third quarter of 2007, the consumer products business segment recorded interest expense of $5,876 related to the line of credit (See Note 9 to the Condensed Consolidated Financial Statements, “Short-Term Borrowings”).

Financial Services

The financial services business segment’s net loss for the third quarter of 2008 was $9,690 as compared to net income in the third quarter of 2007 of $1,926.

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

At September 30, 2008, LMOD’s real estate portfolio consisted of one commercial property located in Oconomowoc, Wisconsin. No rental income was received from the property during the third quarter of 2008. The property was leased to a tenant until July 15, 2007, resulting in $9,995 of rental income in the third quarter of 2007. The property was not subject to depreciation expense during the third quarter of 2008, however, $1,636 of depreciation expense was recorded in the third quarter of 2007. Other operating expenses increased approximately $2,000 when comparing to the third quarter of 2008 to the third quarter of 2007, due to maintenance and repairs on the property and due to the accrual of real estate taxes on the property.

During the third quarters of 2008 and 2007, other income consisted of interest income on cash holdings and miscellaneous receipts.

Corporate

In the third quarter of 2008 and 2007, the Company paid the usual dividend rate of $0.335625 per share on 375,790 outstanding shares of preferred stock which is reflected in the Consolidated Statements of Operations as interest expense for the respective periods. During the third quarter of 2008, the Company filed a preliminary proxy statement with the Securities and Exchange Commission (“SEC”) providing notification of matters to be brought to a vote later in the year. For more details regarding this matter see Note 3 to the Condensed Consolidated Financial Statements, “Going Concern, Liquidity and Capital Resources”. As a result the Company has incurred $74,694 in expenses related to this matter in the third quarter of 2008. In the third quarter of 2007, the Company redeemed 38,827 shares of preferred stock at a price of $14.00 per share, resulting in a gain on the redemption of preferred stock of $427,097 which was offset by expenses related to the redemption of $65,271.

For the nine months ended September 30, 2008 and September 30, 2007

The Company’s total net loss for the nine months ended September 30, 2008, was $2,218,380, or $0.58 per common share (diluted), compared to a net loss of $1,235,422, or $0.33 per common share (diluted), for the nine months ended September 30, 2007. During the nine months ended September 30, 2007, the Company recorded a gain on the sale of its headquarters building of $596,665 and a gain on the redemption of preferred of stock of $356,975. These gains, totaling $953,640, from these two non-recurring items, comprise the major difference in net income (loss) between the nine month periods in 2008 and 2007.

Consumer Products

The consumer products business segment’s net loss for the nine months ended September 30, 2008, totaled $1,752,369 compared to a net loss of $1,269,053 for the nine months ended September 30, 2007. During the third quarter of 2007, a gain of $596,665 was recorded on the sale of the headquarters building.

Net sales for the nine months ended September 30, 2008, increased 5% to $8.16 million from $7.77 million for the nine months ended September 30, 2007. During the first nine months of 2008, LMOD’s net sales were $3,107,767 (a decrease of $741,804 from the first nine months of 2007) and LPI’s net sales were $5,051,317 (an increase of $1,128,012 from the first nine months of 2007). At LMOD, net sales in the ASC category declined approximately $645,000 reflecting decreased sales of both dolls and accessories. Sales of the “Playbabies” line remained approximately the same, sales of the “Middleton NOW” line decreased approximately $40,000, and retail sales decreased approximately $69,000 when comparing the two periods. During 2008, LMOD’s dealers and individual store owners have experienced declining sales due to the slowing economy and major retailers are being cautious with regard to their holiday orders. The increase in net sales at LPI was primarily due to the introduction of new clock styles and home décor products resulting in increased orders during two spring promotional store rollouts.

Despite the decrease in sales, cost of goods sold increased 8% to $6.17 million for the nine months ended September 30, 2008, compared to $5.69 million for the nine months ended September 30, 2007. Total gross profit margin decreased to 24% from 27% when comparing the two periods. LMOD’s gross profit margin decreased to 25% from 29%. LMOD imports substantially all of its finished goods from China. Recently, increased transportation costs, a decrease in the value of the dollar against the yuan, and smaller order quantities have resulted in increased costs from China. Due to economic conditions, LMOD has been unable to substantially raise selling prices resulting in gross profit margin reductions. Additionally, during the third quarter of 2008, LMOD sold approximately $120,000 of obsolete raw material inventory at low gross profit margins. LPI’s gross profit margin decreased to 24% from 25% due to the sale of certain older inventory at reduced margins.

Total operating expenses for the nine months ended September 30, 2008, were $3.77 million compared to $4.09 million for the nine months ended September 30, 2007, an 8% decrease. Sales and marketing expenses decreased approximately $93,000 when comparing the first nine months of 2008 to the first nine months of 2007. LMOD reduced sales and marketing expense by approximately $99,000 primarily due to reductions in salaries, employee benefits, commissions, merchant fees, postage and royalty expenses. LPI had an increase of approximately $6,000 due to an increase in salary expense, as well as increases in sales commissions, travel costs and sample costs related to the increased sales. New product development decreased approximately $100,000 when comparing the first nine months of 2008 to the first nine months of 2007. LMOD reduced new product development expense by approximately $45,000 primarily due to reductions in salaries, employee benefits, freight costs and operating supplies expense. LPI had a decrease of approximately $55,000 primarily due to decreases in salary and related employee benefit expenses and in travel expense. General and administrative expenses decreased approximately $123,000 when comparing the first nine months of 2008 to the first nine months of 2007. LMOD reduced general and administrative expense by approximately $107,000 primarily due to reductions in salaries, depreciation, travel, operating supplies and utilities expenses. LPI had a decrease of approximately $28,000 when comparing the nine months ended in September of 2008 to the nine months ended in September of 2007. Salary and related employee benefit expenses increased when comparing 2008 to 2007. However, in the third quarter of 2007, LPI incurred a $75,000 expense related to the settlement of a judgment which was related to an old product dispute. Corporate expenses increased approximately $12,000 primarily due to an increase in accounting fees.

On August 1, 2007, LPI sold the commercial building in which the Company was headquartered resulting in a gain of $596,665. Other fully depreciated equipment was also sold during the first nine months of 2008 and 2007 resulting in gains of $3,000 and $14,475, respectively.

Other income for the nine months ended September 30, 2008, totaled $28,087 compared to $130,834 for the nine months ended September 30, 2007. Other income in 2008 is primarily composed of interest income on cash holdings. In the third quarter of 2007, other income included $72,000 of rental income from a tenant in the Company’s headquarters building previously owned by LPI as well as approximately $64,000 of interest income on cash holdings. Also, during the third quarter of 2007, the consumer products business segment recorded interest expense of $5,876 related to the line of credit (See Note 9 to the Condensed Consolidated Financial Statements, “Short-Term Borrowings”).

Financial Services

The financial services business segment’s net loss for the first nine months of 2008 was $12,940 as compared to net income in the first nine months of 2007 of $81,092.

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

At September 30, 2008, LMOD’s gross loan portfolio consisted of three loans totaling $209,563, one in the amount of $41,775, which is in foreclosure proceedings. No interest income was accrued or received on these non-accrual loans during the nine months ended September 30, 2008 and 2007. In the first nine months of 2007, $1,297 of interest income was collected on two loans which were subsequently paid off in 2007.

At September 30, 2008, LMOD’s real estate portfolio consisted of one commercial property located in Oconomowoc, Wisconsin. A portion of the building’s warehouse space was leased on a month-to-month basis resulting in $2,200 of rental income during the first nine months of 2008 and $3,300 of rental income during the first nine months of 2007. The property was fully leased to a different tenant until July 15, 2007, resulting in $100,420 of rental income. The property was not subject to depreciation expense during the first nine months of 2008, however, $21,276 of depreciation expense was recorded during the first nine months of 2007. Other operating expenses increased approximately $25,000 in the first nine months of 2008 when compared to the first nine months of 2007 due to maintenance and repairs on the property and due to the accrual of real estate taxes on the property.

During the first nine months of 2008, other income consisted of $22,000 from the sale of personal property which was removed from the commercial building in Oconomowoc, interest income on cash holdings, and miscellaneous receipts. During the first nine months of 2007, other income consisted of interest income on cash holdings and miscellaneous receipts.

Corporate

In the first nine months of 2008, the Company accrued and paid the usual dividend rate of $0.335625 per share on 375,790 outstanding shares of preferred stock on April 1st, July 1st, and October 1st. In the first nine months of 2007, the Company accrued and paid the usual dividend rate of $0.335625 per share on 414,617 outstanding shares of preferred stock on April 1st and July 1st and on 375,790 outstanding shares of preferred stock on October 1st. These amounts are reflected in the Consolidated Statements of Operations as interest expense of $378,377 and $404,436 for the respective periods. During the third quarter of 2008, the Company filed a preliminary proxy statement with the SEC providing notification of matters to be brought to a vote later in the year. For more details regarding this matter see Note 3 to the Condensed Consolidated Financial Statements, “Going Concern, Liquidity and Capital Resources”. As a result the Company has incurred $74,694 in expenses related to this matter in the third quarter of 2008. In September of 2007, the Company redeemed 38,827 shares of preferred stock at a price of $14.00 per share, resulting in a gain on the redemption of preferred stock of $427,097 which was offset by expenses related to the redemption of $70,122.

Liquidity and Capital Resources

The consumer products business segment has incurred net losses and negative cash flows from operating activities over the past five years, and the Company has an accumulated deficit of $9.37 million at September 30, 2008. The Company anticipates generating losses for the next twelve months. The Company’s financial condition may make it more difficult for the Company to market its products to new and existing customers. Based on the Company’s financial performance and its current financial condition, the Company’s audit report in the Annual Report contains an explanatory paragraph for going concern uncertainty, pursuant to which the Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern.

For a more detailed discussion of the Company’s going concern qualification and obligation to redeem the preferred stock, please see the discussion under Note 3 to the Condensed Consolidated Financial Statements, “Going Concern, Liquidity and Capital Resources”

Consumer Products

Total assets of the consumer products business segment were $10.06 million as of September 30, 2008, and $11.92 million as of December 31, 2007, a 16% decrease. Cash decreased to approximately $250,000 at September 30, 2008, from $2.17 million at December 31, 2007. The cash was used primarily to fund operations and to pay the preferred stock dividends.

Accounts receivable, net of the allowance for doubtful accounts, decreased to $1.73 million at September 30, 2008, from $2.20 million at December 31, 2007. LPI’s net receivables totaled $1,237,125 at September 30, 2008, (an increase of $466,462 from December 31, 2007, due to the increase in sales during the first nine months of 2008) and LMOD’s net receivables totaled $493,755 at September 30, 2008, (a decrease of $936,171 million from December 31, 2007 due to normal collections after the year-end selling season and due to decreased sales during the first nine months of 2008).

Inventory and prepaid inventory, net of the allowance for obsolete and excess inventory, increased to $6.18 million at September 30, 2008, compared to $5.58 million at December 31, 2007. LMOD’s net inventory of $4.39 million increased $1.07 million due to product reordering. LPI’s net inventory of $1.79 million decreased by $0.47 million due to sales during the first nine months of 2008.

Other prepaid expenses decreased $13,233 from December 31, 2007 to September 30, 2008. Property and equipment, net of accumulated depreciation, decreased by $52,930 as of September 30, 2008, compared to December 31, 2007. Property and equipment expenditures were $220,923 while accumulated depreciation was $273,853 during the first nine months of 2008.

At September 30, 2008, the consumer products division owed $400,000 on its line of credit with Town Bank (see Note 9 to the Condensed Consolidated Financial Statements, “Short-Term Borrowings”). At present, the line of credit note terminates on December 1, 2008. There was not any outstanding balance on this line of credit at December 31, 2007.

Current liabilities decreased $0.17 million to $0.84 million at September 30, 2008, from $1.01 million at December 31, 2007, primarily due to payments to vendors. LMOD’s liabilities increased $0.34 million to $0.68 million and LPI’s liabilities decreased $0.51 million to $0.16 million.

Financial Services

Total assets of the financial services business segment were $1.61 million as of September 30, 2008, and $1.69 million as of December 31, 2007, a 5% decrease. Cash decreased to $53,363 at September 30, 2008 from $126,178 at December 31, 2007.

At September 30, 2008 and December 31, 2007, LMOD’s gross loan portfolio consisted of three loans totaling $209,563, one in the amount of $41,775, which is in foreclosure proceedings. During the year ended December 31, 2006, management established a loan loss allowance of $250,000 against the non-accrual loans. One loan totaling $186,187, which was in foreclosure proceedings, was charged off against the loan loss reserve in the second quarter of 2007, leaving $63,813 in the loan loss reserve. No interest income was accrued or received on these non-accrual loans during the nine months ended September 30, 2008 and 2007. Management believes that there is sufficient collateral for these loans to repay the $145,750 in outstanding loan balances.

At September 30, 2008 and December 31, 2007, LMOD’s real estate portfolio consisted of one commercial property located in Oconomowoc, Wisconsin. The building has been listed for sale since April of 2006 and currently has an asking price of $1,600,000. An appraisal of this facility dated August 15, 2007, indicated that the fair market value was $1,530,000. While management continues to believe that the value of the facility exceeds its carrying cost, the uncertain economic conditions and the lack of liquidity in the real estate market have resulted in declining real estate values and make it more difficult to accurately assess the value of the real estate. The Company, as of September 30, 2008, did not obtain an updated appraisal and therefore the carrying cost of the land and building could be subject to downward adjustment. During the second quarter of 2008, certain personal property was removed from the building and sold for $22,000.

Other assets, consisting of prepaid items, totaled $14,635 at September 30, 2008 and $27,062 at December 31, 2007. Accrued liabilities, totaling $193,023 at September 30, 2008, and $167,740 at December 31, 2007, consisted primarily of items related to the commercial property.

Corporate

Note 3 of the Notes to the Condensed Consolidated Financial Information beginning on page 12 contains important information regarding the liquidity and capital resources of the Company and should be read in conjunction with the following information.

The Company was required to redeem $9.39 million of preferred stock by July 1, 2008, to the extent the Company had legally available funds for the redemption and it was otherwise permitted under Wisconsin law. In accordance with Section 180.0640 of the Wisconsin Business Corporation Law, the Company may not redeem shares of preferred stock if, after giving effect to the redemption, either of the following would occur: (1) the Company would not be able to pay its debts as they become due in the usual course of business; or (2) the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the redemption, to satisfy the preferential rights upon dissolution of shareholders (if any) whose preferential rights are superior to those of the holders of the preferred stock. The Company did not have sufficient legally available funds to redeem the $9.39 million of preferred stock on July 1, 2008, as the Company would not have been able to pay its debts as they became due in the usual course of business had it redeemed the preferred stock.

In the future, the Company will have sufficient funds to redeem the preferred stock and to continue to pay dividends on the preferred stock only if the consumer products business segment can generate sufficient earnings (the consumer products business segment has realized losses from operations for the last five years) and/or is able to raise funds from other sources. Since the preferred stock was not redeemed on July 1, 2008, the Company is now obligated to redeem the preferred stock as soon as it has legally available funds for the redemption. Dividends continue to accrue and be payable, following the failure to redeem, at the interest rate applicable prior to July 1, 2008 (5.37%). The holders of preferred stock have the right to elect a majority of the Board of Directors if at any time accumulated dividends equal to at least two full years’ dividends are due and unpaid. Management believes based on its review of the documents and discussions with lenders, that failure to redeem the preferred stock on July 1, 2008, was not an event of default under the loan agreements that the Company entered into during 2007. Nonetheless, as long as the Company is unable to redeem the preferred stock, the Company’s business, financial condition and results of operations could be materially adversely affected. The Company has paid the preferred stock dividends through October 1, 2008. However, based on projected cash flow assumptions, management does not believe that the Company will have the ability to pay any preferred stock dividends in the future.

Mandatorily redeemable preferred stock consisted of the following as of September 30, 2008 and December 31, 2007.

	9/30/2008	12/31/2007
Redeemable Preferred stock, 1 cent par value,	$9,394,750	$9,394,750
$25 carrying value, 3,000,000 shares authorized,
690,000 shares issued, 375,790 shares outstanding
as of September 30, 2008 and December 31, 2007,
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

Disclosure Controls Conclusion.

Based upon the Controls Evaluation, the Company’s CEO and CFO have concluded that the Company’s Disclosure Controls were effective as of September 30, 2008, to ensure that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and then accumulated and communicated to Company management, including the CEO and CFO, as appropriate, to make timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting.

Based on an evaluation performed by the Company’s management, with the participation of the CEO and CFO, except as identified above, there were no changes in the Company’s Internal Controls identified in such evaluation that occurred during the quarter ended September 30, 2008 that have materially affected, or are likely to materially affect, the Company’s Internal Controls.

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

In the future, the Company will have sufficient funds to redeem the preferred stock and to continue to pay dividends on the preferred stock only if the consumer products business segment can generate sufficient earnings (the consumer products business segment has realized losses from operations for the last five years) and/or is able to raise funds from other sources. Since the preferred stock was not redeemed on July 1, 2008, the Company is now obligated to redeem the preferred stock as soon as it has legally available funds for the redemption. Dividends continue to accrue and be payable, following the failure to redeem, at the interest rate applicable prior to July 1, 2008 (5.37%). The holders of preferred stock have the right to elect a majority of the Board of Directors if at any time accumulated dividends equal to at least two full years’ dividends are due and unpaid. Management believes based on its review of the documents and discussions with lenders, that failure to redeem the preferred stock on July 1, 2008, was not an event of default under the loan agreements that the Company entered into during 2007. Nonetheless, as long as the Company is unable to redeem the preferred stock, the Company’s business, financial condition and results of operations could be materially adversely affected. The Company has paid the preferred stock dividends through October 1, 2008. However, based on projected cash flow assumptions, management does not believe that the Company will have the ability to continue to pay any preferred stock dividends in the near future.

ITEM 6.	EXHIBITS

List of Exhibits

The Exhibits to this Quarterly Report on Form 10-Q are identified on the Exhibit Index hereto.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

THE MIDDLETON DOLL COMPANY
(Registrant)
Date: November 14, 2008	/s/ Salvatore L. Bando
Salvatore L. Bando
President and Chief Executive Officer
Date: November 14, 2008	/s/ Craig R. Bald
Craig R. Bald
Vice President Finance and Chief Financial Officer

THE MIDDLETON DOLL COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit Number	Exhibit
11.1	Computation of Net Income (Loss) Per Common Share.
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Vice President Finance and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Written Statement of the President and Chief Executive Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.
32.2	Written Statement of the Vice President Finance and Chief Financial Officer of The Middleton Doll Company pursuant to 18 U.S.C. Section 1350.